Form 10-Q
period 1996-06-29
LESLIES POOLMART
filed 1996-08-13
CIK 866048

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 29, 1996.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to _____________________

Commission file number 0-19096


                               LESLIE'S POOLMART
             (Exact name of registrant as specified in its charter)

               California                               93-0976447
    (State or Other Jurisdiction of           (I.R.S. Employer Identification
     Incorporation or Organization)                         No.)

            20222 Plummer Street, Chatsworth, California     91311
             (Address of Principal Executive Offices)  (Zip Code)


       Registrant's Telephone Number, Including Area Code (818) 993-4212

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No _____
    -----

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes ______   No _______


                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

As of August 1, 1996 the number of outstanding shares of the Registrant's common stock was 6,542,972.

                  This Report on Form 10-Q contains 10 pages.

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                               LESLIE'S POOLMART
                               -----------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                               June 29,     December 30,
                                                 1996           1995
                                              -----------   -------------
ASSETS                                        (UNAUDITED)
- ------

CASH                                            $    123         $    74
RECEIVABLES, NET                                   4,188           2,235
INVENTORIES, NET                                  50,097          34,303
PREPAID EXPENSES                                   2,646           1,876
DEFERRED TAX ASSETS                                2,321           2,321
                                                --------         -------

               TOTAL CURRENT ASSETS               59,375          40,809
                                                --------         -------


PROPERTY, PLANT AND EQUIPMENT, NET                33,294          29,545
GOODWILL, NET                                      8,425           8,550
OTHER ASSETS                                         659             625
                                                --------         -------

                                                $101,753         $79,529
                                                ========         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES        $ 32,263         $ 8,761
LINE-OF-CREDIT BORROWINGS                          8,766          16,956
CURRENT PORTION OF LONG-TERM DEBT                  2,120           2,085
INCOME TAXES                                       2,959             ---
                                                --------         -------

               TOTAL CURRENT LIABILITIES          46,108          27,802

DEFERRED INCOME TAXES                              1,963           1,963
LONG-TERM DEBT, NET OF CURRENT PORTION             7,349           7,843
CONVERTIBLE SUBORDINATED DEBENTURE                10,000          10,000

SHAREHOLDERS' EQUITY
- --------------------

COMMON STOCK                                      32,379          32,100
RETAINED EARNINGS                                  3,954            (179)
                                                --------         -------

TOTAL SHAREHOLDERS'
EQUITY                                            36,333          31,921
                                                --------         -------

                                                $101,753         $79,529
                                                ========         =======


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                               LESLIE'S POOLMART
                               -----------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)



                                                  Three Months Ended
                                                -----------------------
                                                 June 29,     July 1,
                                                   1996         1995
                                                ----------   ----------

SALES                                           $   88,835   $   71,945
COST OF SALES                                       50,599       42,062
                                                ----------   ----------

   GROSS PROFIT                                     38,236       29,883

SELLING, GENERAL & ADMINISTRATIVE EXPENSES          20,908       17,686
AMORTIZATION OF ACQUISITION COSTS                       63           59
                                                ----------   ----------

   INCOME FROM OPERATIONS                           17,265       12,138


INTEREST EXPENSE                                       756          699
                                                ----------   ----------

INCOME BEFORE INCOME TAXES                          16,509       11,439

INCOME TAX PROVISION                                 6,851        4,747
                                                ----------   ----------

   NET INCOME                                   $    9,658   $    6,692
                                                ==========   ==========

NET INCOME PER SHARE OF COMMON STOCK            $     1.41   $     1.01
                                                ==========   ==========

WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING AND
  COMMON STOCK EQUIVALENTS                       6,866,985    6,622,313




              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               LESLIE'S POOLMART
                               -----------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


                                                   Six Months Ended
                                                -----------------------
                                                 June 29,     July 1,
                                                   1996         1995
                                                ----------   ----------

SALES                                           $  106,899   $   87,305
COST OF SALES                                       64,405       53,596
                                                ----------   ----------

   GROSS PROFIT                                     42,494       33,709

SELLING, GENERAL & ADMINISTRATIVE EXPENSES          33,712       28,373
AMORTIZATION OF ACQUISITION COSTS                      127          119
                                                ----------   ----------

   INCOME FROM OPERATIONS                            8,655        5,217


INTEREST EXPENSE                                     1,590        1,326
                                                ----------   ----------

INCOME BEFORE INCOME TAXES                           7,065        3,891

INCOME TAX PROVISION                                 2,932        1,615
                                                ----------   ----------

   NET INCOME                                   $    4,133   $    2,276
                                                ==========   ==========

NET INCOME PER SHARE OF COMMON STOCK            $      .61   $      .34
                                                ==========   ==========

WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING AND
  COMMON STOCK EQUIVALENTS                       6,821,833    6,607,950




              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               LESLIE'S POOLMART
                               -----------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                     Six Months Ended
                                                   --------------------
                                                   June 29,    July 1,
                                                     1996        1995
                                                   ---------   --------

CASH FLOWS FROM OPERATING ACTIVITIES
- ------------------------------------

NET INCOME                                          $ 4,133    $ 2,276

ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH PROVIDED BY OPERATING ACTIVITIES:

DEPRECIATION AND AMORTIZATION                         2,227      1,387

NET CHANGE IN RECEIVABLES,                            8,714      4,525
   INVENTORY AND PAYABLES

OTHER, NET                                             (806)    (1,190)
                                                    -------    -------

    NET CASH PROVIDED BY OPERATING ACTIVITIES        14,268      6,998
                                                    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
- ------------------------------------

PURCHASE OF PROPERTY, PLANT AND EQUIPMENT            (5,849)    (7,199)
PROCEEDS FROM DISPOSITIONS OF PROPERTY, PLANT
   AND EQUIPMENT                                        ---        313
                                                    -------    -------

    NET CASH USED IN INVESTING ACTIVITIES            (5,849)    (6,886)
                                                    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
- ------------------------------------

NET LINE-OF-CREDIT PAYMENTS                          (8,190)    (7,208)
ADDITIONS TO LONG-TERM DEBT                             ---     10,000
PAYMENTS OF LONG-TERM DEBT                             (459)    (2,943)
PROCEEDS FROM ISSUANCE OF COMMON STOCK                  279         81
                                                    -------    -------

    NET CASH USED IN FINANCING ACTIVITIES            (8,370)       (70)
                                                    -------    -------

NET INCREASE IN CASH                                     49         42
CASH AT BEGINNING OF PERIOD                              74         63
                                                    -------    -------

CASH AT END OF PERIOD                               $   123    $   105
                                                    =======    =======




              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               LESLIE'S POOLMART

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 29, 1996
                                  (UNAUDITED)


(1)    PRESENTATION OF FINANCIAL INFORMATION

       The condensed consolidated financial statements included herein have been prepared by Leslie's Poolmart (the "Company"), without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the six month periods ended June 29, 1996 and July 1, 1995 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading.

       The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1996.
       This document contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 30, 1995 and for the year then ended. The results of operations for the six months ended June 29, 1996 and July 1, 1995 are not indicative of the results for a full year.

(2)    ORGANIZATION AND OPERATIONS

       Leslie's Poolmart is a specialty retailer of swimming pool supplies and related products. The Company currently markets its products under the trade name Leslie's Swimming Pool Supplies through 260 retail stores in 27 states and through mail order catalogs sent to selected swimming pool owners. The Company also repackages certain bulk chemical products for retail sale. The Company's business is highly seasonal as the majority of its sales (79% in 1995 and 1994) and all of its operating profits are generated in the second and third quarters.

(3)    INVENTORIES

       Inventories consist of the following:

                                                      June 29,  July 1,
                                                        1996      1995
                                                      -------   -------
                                                        (in thousands)
    Raw materials and supplies                        $ 1,964   $ 1,375
    Finished goods                                     48,133    41,054
                                                      -------   -------

    Total Inventories                                 $50,097   $42,429
                                                      =======   =======

(4)    RECENT ACCOUNTING PRONOUNCEMENT

       In the first quarter of 1996, the Company adopted Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" (SFAS 121). The adoption of SFAS 121 did not impact the Company's financial position or its results of operations.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         OVERVIEW

         Leslie's Poolmart is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company currently markets its products through 260 Company-owned retail stores in 27 states and through a nationwide mail order catalog. Leslie's is vertically integrated, operating a chemical repackaging facility in Los Angeles, California. It supplies its retail stores from distribution facilities located in Chatsworth, California; Dallas, Texas; and Bridgeport, New Jersey.

         SEASONALITY AND QUARTERLY FLUCTUATIONS

         The Company's business exhibits substantial seasonality which the Company believes is typical of the swimming pool supply industry. In general, sales and net income are highest during the second and third fiscal quarters which represent the peak months of swimming pool use. Sales are substantially lower during the first and fourth quarters when the Company will typically incur net losses.

         The Company expects that its quarterly results of operations will fluctuate depending on the timing and amount of revenue contributed by new stores and, to a lesser degree, the timing of costs associated with the opening of new stores. The Company attempts to open its new stores in the first quarter or early in the second quarter in order to position itself for the following peak season.

         RESULTS OF OPERATIONS

         In the second quarter ended June 29, 1996, the Company reported a net income of $9,658,000 or $1.41 per share, as compared to a net income of $6,692,000 or $1.01 per share for the second quarter of 1995. For the first six months of 1996, the company reported net income of $4,133,000 or $.61 per share as compared to net income of $2,276,000 or $.34 per share in the first half of 1995. Year to date, 35 new stores have been opened bringing the total store count to 259 as of June 29, 1996.

1996 compared to 1995:                         Sales
                               ---------------------------------------
                                           (in thousands)

                               Three Months Ended    Six Months Ended
                               ------------------   ------------------
                               June 29,   July 1,   June 29,   July 1,
                                 1996      1995       1996      1995
                               --------   -------   --------   -------
      Retail                    $83,436   $66,569   $ 99,897   $80,480
      Mail Order                  3,764     3,966      4,521     4,667
      Service Departments         1,635     1,410      2,481     2,158
                               --------   -------   --------   -------
                                $88,835   $71,945   $106,899   $87,305

         Sales for the second quarter ended June 29, 1996 increased 23.5% over the second quarter of 1995, bringing the year-to-date sales growth to 22.4%. Retail sales grew 25.3% in the second quarter and 24.1% year-to-date, reflecting an increase in the total number of Company stores in operation as well as comparable store sales gains of 16.1% for the quarter and 14.5% for the year-to-date period. The increase in comparable store sales resulted from the improved weather conditions experienced in 1996 relative to 1995, the maturing of new stores opened over the last several years, and from continued growth of commercial sales. In total, commercial sales grew by approximately 25% in the second quarter and 27% for the year-to-date period as compared to last year.

       Mail order catalog sales declined 5.1% in the second quarter and 3.1% year-to-date as compared to prior year. New store openings in a number of strong mail order markets continue to cannibalize mail order sales this year.

       Service Department sales increased 16.0% in the second quarter, and 15.0% year-to-date, due to an increased number of service technicians operating in existing service areas, as well as generally improved execution.

       The gross margin for the three months ended June 29, 1996 equaled 43.0%, 1.5% of sales higher than was reported in the second quarter of 1995. This brings the year-to-date gross margin to 39.8%, 1.2% of sales higher than the first half of 1995. Gross profit represents sales less the cost of services and purchased goods, chemical repackaging costs, and non-administrative occupancy costs. The gross margin increase in 1996 reflects increased retail pricing taken in early 1996, offsetting some product cost increases seen in 1995 and again in 1996. Store and distribution center rents also declined 0.1% of sales year-to-date with the slightly lower number of new store additions this season and the improved sales performance compared to 1995.

       In the second quarter of 1996, selling, general and administrative expenses equaled $20,908,000, an 18.2% increase above the $17,686,000 incurred in the second quarter of 1995. This brings the year-to-date selling, general and administrative expenses to $33,712,000, up 18.8% over the prior year. The 18.8% year-to-date growth in selling, general and administrative expenses reflects higher operating expenses associated with the addition of 35 stores in 1996. Much higher depreciation expense was also incurred year-to-date in 1996 versus 1995 due to the large capital expenditures made in the last two years associated with the greater new store additions and investments in information technology. Excluding depreciation, selling, general and administrative expenses grew only 16.6% year-to-date as compared to prior year.

       Interest expense equalled $756,000 in the second quarter of 1996, and $1,590,000 year-to-date, up from $699,000 and $1,326,000 in the same fiscal periods in 1995. The higher interest expense was primarily the result of increased borrowings due to continued capital spending and working capital requirements related to new store openings.

       FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

       Changes in Financial Condition

       Between December 30, 1995 and June 29, 1996, total current assets increased $18,566,000, principally the result of inventory which increased $15,794,000 during the period. The inventory increase resulted primarily from the seasonal nature of the Company's business, and the increased number of stores in operation in 1996. Over the same period, current liabilities increased $18,306,000, largely due to a $23,502,000 increase in accounts payable and accrued liabilities, relating primarily to favorable dating terms on trade payables extended by vendors.

       Liquidity and Capital Resources

       For the first two quarters ending June 29, 1996, net cash provided by operating activities was $14,268,000 compared with $6,998,000 in the first half of the prior year. Higher earnings and improved working capital management produced the higher cash flow from operating activities in 1996.

       For the first six months ended June 29, 1996, cash used in investing activities was $5,849,000 compared with $6,886,000 in the first two quarters of the prior year. This decrease results from reduced capital expenditures in 1996 as compared to 1995 primarily due to the lower number of new store openings in 1996 and the opening of the New Jersey distribution center in 1995.

       Cash used in financing activities was $8,370,000 in the first six months of 1996 compared with $70,000 in 1995. In the second quarter of 1995, the Company completed a private placement of its $10 million 8% Convertible Subordinated Debentures.

       The Company believes that its internally generated funds, as well as its borrowing capacity, are adequate to meet its working capital needs, maturing obligations and capital expenditure requirements, including those relating to the opening of new stores.

       Recent Accounting Pronouncement

       In the first quarter of 1996, the Company adopted Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" (SFAS 121). The adoption of SFAS 121 did not impact the Company's financial position or its results of operations.

                          PART II.  OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1996 Annual Meeting of Shareholders of the Company was held on May 30, 1996. At the Annual Meeting the Shareholders elected six directors of the Company for a term of one year, approved the amendment of the Company's 1990 Stock Option Plan to increase the number of options issuable under the plan, and ratified Arthur Andersen, LLP as the Company's independent auditors for the current fiscal year.

The votes for the election of directors were:

                             "FOR"        "WITHHELD"      Abstentions/Non-Votes
                             -----        ----------      ---------------------
John A. Canning, Jr.         5,394,713     109,407
Murray A. Dashe              5,394,611     109,509
Michael J. Fourticq          5,395,343     108,777
Richard H. Hillman           5,395,343     108,777
Dr. Dale R. Laurance         5,394,713     109,407
Brian P. McDermott           5,395,343     108,777

The votes for the approval of the Amendment to the 1990 Stock Option Plan were:

Shares Voted "FOR"           Shares Voted "AGAINST"       Abstentions/Non-Votes
- ------------------           ----------------------       ---------------------
2,986,183                    1,164,342                    1,353,595

The votes for the ratification of the selection of independent auditors were:

Shares Voted "FOR"           Shares Voted "AGAINST"       Abstentions/Non-Votes
- ------------------           ----------------------       ---------------------
5,495,454                    4,900                        3,766

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           27.  Financial Data Schedule

      (b)  Reports on Form 8-K

           None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              LESLIE'S POOLMART



Date:  August 12, 1996        /s/ Robert D. Olsen
                              ---------------------------------
                              Robert D. Olsen
                              Chief Financial Officer