Form 10-Q
period 1996-09-28
LESLIES POOLMART
filed 1996-11-08
CIK 866048

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 28, 1996.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ____________________

Commission file number 0-19096


                               LESLIE'S POOLMART
             (Exact name of registrant as specified in its charter)

             California                                 93-0976447
        (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
        Incorporation or Organization)

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

 Yes   X    No
     _____     _____

 Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

 Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
 confirmed by a court.  Yes _____   No _____


                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

 As of October 17, 1996 the number of outstanding shares of the Registrant's common stock was 6,548,411.

                  This Report on Form 10-Q contains 10 pages.
                      The Index to Exhibits is on page 11.

===============================================================================

     PART I - FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                               LESLIE'S POOLMART
                               -----------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                 September 28,   December 30,
                                                     1996            1995
                                                 ------------    -----------
                                                 (UNAUDITED)
ASSETS
------

CASH                                                $   124        $    74
RECEIVABLES, NET                                      3,087          2,235
INVENTORIES, NET                                     39,869         34,303
PREPAID EXPENSES                                      1,826          1,876
DEFERRED TAX ASSETS                                   2,321          2,321
                                                    -------        -------
                TOTAL CURRENT ASSETS                 47,227         40,809
                                                    -------        -------

PROPERTY, PLANT AND EQUIPMENT, NET                   33,031         29,545
GOODWILL, NET                                         8,362          8,550
OTHER ASSETS                                            623            625
                                                    -------        -------
                                                    $89,243        $79,529
                                                    =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES            $17,095        $ 8,761
LINE-OF-CREDIT BORROWINGS                             7,263         16,956
CURRENT PORTION OF LONG-TERM DEBT                     2,120          2,085
INCOME TAXES PAYABLE                                  4,183            ---
                                                    -------        -------
                TOTAL CURRENT LIABILITIES            30,661         27,802
                                                    -------        -------

DEFERRED INCOME TAXES                                 1,963          1,963
LONG-TERM DEBT, NET OF CURRENT PORTION                6,085          7,843
CONVERTIBLE SUBORDINATED DEBENTURE                   10,000         10,000

SHAREHOLDERS' EQUITY
--------------------

COMMON STOCK                                         32,404         32,100
RETAINED EARNINGS                                     8,130           (179)
                                                    -------        -------
TOTAL SHAREHOLDERS' EQUITY                           40,534         31,921
                                                    -------        -------
                                                    $89,243        $79,529
                                                    =======        =======


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                               LESLIE'S POOLMART
                               -----------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)



                                                        Three Months Ended
                                                   -----------------------------
                                                   September 28,   September 30,
                                                       1996            1995
                                                   -------------   -------------

SALES                                              $   63,657       $   56,862
COST OF SALES                                          37,789           34,632
                                                   ----------       ----------
   GROSS PROFIT                                        25,868           22,230

SELLING, GENERAL & ADMINISTRATIVE EXPENSES             18,092           15,195
AMORTIZATION OF ACQUISITION COSTS                          64               61
                                                   ----------       ----------
  INCOME FROM OPERATIONS                                7,712            6,974

INTEREST EXPENSE                                          574              620
                                                   ----------       ----------
INCOME BEFORE INCOME TAXES                              7,138            6,354

INCOME TAX PROVISION                                    2,962            1,537
                                                   ----------       ----------
  NET INCOME                                       $    4,176       $    4,817
                                                   ==========       ==========
NET INCOME PER SHARE OF COMMON STOCK               $      .62       $      .73
                                                   ==========       ==========

WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING AND
  COMMON STOCK EQUIVALENTS                          6,776,168        6,618,047





              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               LESLIE'S POOLMART
                               -----------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


                                                         Nine Months Ended
                                                   -----------------------------
                                                   September 28,   September 30,
                                                       1996            1995
                                                   -------------   -------------

SALES                                                $  170,555      $  144,167
COST OF SALES                                           102,193          88,228
                                                     ----------      ----------
   GROSS PROFIT                                          68,362          55,939

SELLING, GENERAL & ADMINISTRATIVE EXPENSES               51,804          43,568
AMORTIZATION OF ACQUISITION COSTS                           191             180
                                                     ----------      ----------
  INCOME FROM OPERATIONS                                 16,367          12,191

INTEREST EXPENSE                                          2,164           1,946
                                                     ----------      ----------
INCOME BEFORE INCOME TAXES                               14,203          10,245

INCOME TAX PROVISION                                      5,894           3,152
                                                     ----------      ----------
  NET INCOME                                         $    8,309      $    7,093
                                                     ==========      ==========

NET INCOME PER SHARE OF COMMON STOCK                 $     1.22      $     1.07
                                                     ==========      ==========
WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING AND
  COMMON STOCK EQUIVALENTS                            6,806,319       6,611,214





              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               LESLIE'S POOLMART
                               -----------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                       Nine Months Ended
                                                                -------------------------------
                                                                September 28,    September 30,
                                                                     1996             1995
                                                                --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

NET INCOME                                                        $ 8,309          $ 7,093

ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:

DEPRECIATION AND AMORTIZATION                                       3,227            2,176

NET CHANGE IN RECEIVABLES,                                          6,099           (7,650)
  INVENTORY AND PAYABLES

OTHER, NET                                                             49              (40)
                                                                  -------          -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                        17,684            1,579
                                                                  -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                          (6,642)          (7,958)
PROCEEDS FROM DISPOSITIONS OF PROPERTY, PLANT
  AND EQUIPMENT                                                       120              321
                                                                  -------          -------
  NET CASH USED IN INVESTING ACTIVITIES                            (6,522)          (7,637)
                                                                  -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

NET LINE-OF-CREDIT PAYMENTS (BORROWINGS)                           (9,693)             169
ADDITIONS TO LONG-TERM DEBT                                           ---           10,000
PAYMENTS OF LONG-TERM DEBT                                         (1,723)          (4,182)
PROCEEDS FROM ISSUANCE OF COMMON STOCK                                304              114
                                                                  -------          -------
  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES             (11,112)           6,101
                                                                  -------          -------
NET INCREASE IN CASH                                                   50               43
CASH AT BEGINNING OF PERIOD                                            74               63
                                                                  -------          -------
CASH AT END OF PERIOD                                             $   124          $   106
                                                                  =======          =======


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               LESLIE'S POOLMART

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 28, 1996
                                  (UNAUDITED)


   (1) PRESENTATION OF FINANCIAL INFORMATION

       The condensed consolidated financial statements included herein have been prepared by Leslie's Poolmart (the "Company"), without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the nine month periods ended September 28, 1996 and September 30, 1995 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading.

       The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1996.
       This document contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 30, 1995 and for the year then ended. The results of operations for the nine months ended September 28, 1996 and September 30, 1995 are not indicative of the results for a full year.

   (2) ORGANIZATION AND OPERATIONS

       Leslie's Poolmart is a specialty retailer of swimming pool supplies and related products. The Company currently markets its products under the trade name Leslie's Swimming Pool Supplies through 259 retail stores in 27 states and through mail order catalogs sent to selected swimming pool owners. The Company also repackages certain bulk chemical products for retail sale. The Company's business is highly seasonal as the majority of its sales (79% in 1995 and 1994) and all of its operating profits are generated in the second and third quarters.

   (3) INVENTORIES

       Inventories consist of the following:

                                                     September 28,    September 30,
                                                        1996             1995
                                                       -------          -------
                                                           (in thousands)

       Raw materials and supplies                       $ 1,878          $ 1,151
       Finished goods                                    37,991           36,582
                                                        -------          -------

       Total Inventories                                $39,869          $37,733
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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         OVERVIEW

         Leslie's Poolmart is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company currently markets its products through 259 Company-owned retail stores in 27 states and through a nationwide mail order catalog. Leslie's is vertically integrated, operating a chemical repackaging facility in Los Angeles, California. It supplies its retail stores from distribution facilities located in Chatsworth, California; Dallas, Texas; and Bridgeport, New Jersey.

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

         RESULTS OF OPERATIONS

         In the third quarter ended September 28, 1996, the Company reported a net income of $4,176,000 or $.62 per share, as compared to a net income of $4,817,000 or $.73 per share for the third quarter of 1995. The lower net income in 1996 is attributable to a 41.5% effective tax rate versus a 24.2% rate applied in 1995, which reflected the reversal in 1995 of a tax reserve no longer needed. Pre-tax earnings actually increased 12.3% in the quarter as compared to 1995.

         For the first nine months of 1996, the Company reported net income of $8,309,000 or $1.22 per share as compared to net income of $7,093,000 or $1.07 per share in 1995. Again, the 1995 earnings benefitted from the reversal of a tax reserve. Pre-tax income year-to-date has increased 38.6% over the prior year. Year-to-date, 35 new stores have been opened bringing the total store count to 259 as of September 28, 1996.

         1996 compared to 1995:

                                                                 Sales
                                      -----------------------------------------------------------
                                                             (in thousands)

                                          Three Months Ended               Nine Months Ended
                                      ---------------------------  ------------------------------
                                      September 28,  September 30,  September 28,  September 30,
                                          1996          1995           1996           1995
                                        -------       -------       --------       --------

         Retail                         $59,984       $53,233       $159,881       $133,712
         Mail Order                       2,283         2,346          6,803          7,013
         Service Departments              1,390         1,283          3,871          3,442
                                        -------       -------       --------       --------
                                        $63,657       $56,862       $170,555       $144,167

         Sales for the third quarter ended September 28, 1996 increased 11.9% over the third quarter of 1995, bringing the year-to-date sales growth to 18.3%. Retail sales grew 12.7% in the third quarter and 19.6% year-to-date, reflecting an increase in the total number of Company stores in operation as well as comparable store sales gains of 4.2% for the quarter and 10.4% for the year-to-date period. The lower than planned third quarter comparable store sales growth of 4.2% is attributed to unfavorable weather in the midwest and northeast regions of the country as well as lower than expected commercial sales growth. In total, commercial sales grew by approximately 16% in the third quarter and 22% for the year-to-date period as compared to last year.

Mail order catalog sales declined 2.7% in the third quarter and 3.0% year-to-date as compared to prior year. New store openings in a number of strong mail order markets continue to cannibalize mail order sales this year.

Service Department sales increased 8.3% in the third quarter, and 12.5% year-to-date, due to an increased number of service technicians operating in existing service areas, as well as generally improved market penetration.

The gross margin for the three months ended September 28, 1996 equaled 40.6%, 1.5% of sales higher than was reported in the third quarter of 1995. This brings the year-to-date gross margin to 40.1%, 1.3% of sales higher than the first nine months of 1995. Gross profit represents sales less the cost of services and purchased goods, chemical repackaging costs, and non-administrative occupancy costs. The gross margin increase in 1996 reflects increased retail pricing taken in early 1996, offsetting some product cost increases seen in 1995 and again in 1996. Store and distribution center rents also increased 0.3% of sales in the quarter and 0.1% year-to-date due to the large number of new store additions.

In the third quarter of 1996, selling, general and administrative expenses equaled $18,092,000, a 19.1% increase above the $15,195,000 incurred in the third quarter of 1995. This brings the year-to-date selling, general and administrative expenses to $51,804,000, up 18.9% over the prior year. The 18.9% year-to-date growth in selling, general and administrative expenses reflects higher operating expenses associated with the addition of 35 stores in 1996. Much higher depreciation expense was also incurred year-to-date in 1996 versus 1995 due to the large capital expenditures made in the last two years associated with the greater new store additions and investments in information technology. Excluding depreciation, selling, general and administrative expenses grew only 17.3% year-to-date as compared to prior year.

Interest expense equalled $574,000 in the third quarter of 1996, and $2,164,000 year-to-date, as compared to $620,000 and $1,946,000 in the same fiscal periods in 1995. The higher year-to-date interest expense was primarily the result of increased average borrowings in the first nine months as compared to 1995 due to continued capital spending and working capital requirements related to new store openings.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Changes in Financial Condition

Between December 30, 1995 and September 28, 1996, total current assets increased $6,418,000, principally the result of inventory which increased $5,556,000 during the period. The inventory increase resulted primarily from the seasonal nature of the Company's business, and the increased number of stores in operation in 1996. Over the same period, current liabilities increased $2,859,000, largely due to a $8,334,000 increase in accounts payable and accrued liabilities, relating primarily to favorable dating terms on trade payables extended by vendors, and to a $4,183,000 increase of income taxes payable, the result of increased earnings in 1996 and the tax reserve reversal which occurred in 1995. Partially offsetting the increase in accounts payable, accrued liabilities and income taxes payable was a $9,693,000 decline in line of credit borrowings.

Liquidity and Capital Resources

For the first three quarters ending September 28, 1996, net cash provided by operating activities was $17,684,000 compared with $1,579,000 in the first nine months of the prior year. Improved working capital management and higher earnings produced the higher cash flow from operating activities in 1996.

For the first nine months ended September 28, 1996, cash used in investing activities was $6,522,000 compared with $7,637,000 in the first three quarters of the prior year. This decrease results from reduced capital expenditures in 1996 as compared to 1995 primarily due to the lower number of new store openings in 1996 and the opening of the New Jersey distribution center in 1995.

Cash used in financing activities was $11,112,000 in the first nine months of 1996 compared with cash provided of $6,101,000 in 1995, reflecting the Company's reduced line-of-credit borrowings year-to-date in 1996.

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

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       10.1   Lease between Striks Properties and Leslie's
              Poolmart dated August 21, 1996

       27.    Financial Data Schedule

  (b)  Reports on Form 8-K

       None

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          LESLIE'S POOLMART



   Date:  November 8, 1996                /s/ Robert D. Olsen
                                          -------------------------
                                          Robert D. Olsen
                                          Chief Financial Officer

                                 EXHIBIT INDEX



                                                                 Sequentially
   Exhibit                                                      Numbered Pages
   -------                                                      --------------

   10.1  Lease between Striks Properties and Leslie's
         Poolmart dated August 21, 1996

   27    Financial Data Schedule