Form 10-K405
period 1996-12-28
LESLIES POOLMART
filed 1997-03-28
CIK 866048

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 28, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from _____________________ to
       __________________________

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
                               (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 25, 1997 was $70,918,489.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

The number of outstanding shares of the Registrant's Common Stock on March 27, 1997 was 6,551,566.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A prior to the expiration of 120 days after December 30, 1995 and which is to be delivered to stockholders in connection with the Registrant's Special Meeting of Shareholders to be held May 23, 1997 are incorporated by reference in Part III hereof.


================================================================================

                                    PART I

ITEM 1.   BUSINESS

GENERAL

     Leslie's Poolmart, a California corporation ("Leslie's" or the "Company") is the leading national specialty retailer of swimming pool supplies and related products. As of December 28, 1996, Leslie's marketed its products under the trade name Leslie's Swimming Pool Supplies through 259 retail stores in 27 states and through mail order catalogs sent each year to selected swimming pool owners. Leslie's offers its customers a comprehensive selection of products necessary to satisfy their swimming pool supply needs. These products include regularly purchased, non-discretionary pool maintenance items such as chemicals, equipment and parts, as well as fun, safety and fitness-oriented recreational items. Consistent with its philosophy of being a full service swimming pool supply retailer, Leslie's provides its customers detailed advice and specialized technical assistance, including equipment repair (generally free of labor charge) and free water testing.

     Leslie's business strategy is to provide its customers with a combination of competitive prices, a broad selection of high quality products and superior customer service through knowledgeable and responsive sales personnel. An important factor in providing value to its customers is the Company's vertical integration, which assures a high level of control over product quality and availability, important flexibility in product sourcing, and significant cost advantages. Approximately 44% of the Company's sales in 1996 were of pool chemicals, the significant majority of which Leslie's buys in bulk quantities and either repackages, or contracts to repackage, into various sized containers suitable for the consumer market.

     The Company maintains a proprietary mailing list of more than four and a half million addresses at which, primarily, residential pools are located. This highly focused list of target customers is central to the Company's direct mail marketing efforts which support both its retail store and mail order operations.

     The Company is the successor to the original Leslie's Poolmart founded in 1963. From its inception in 1963 through the end of 1987, Leslie's Poolmart grew steadily in sales and number of stores. In September 1988, Leslie's Poolmart was purchased in a highly leveraged transaction by an investment group led by Hancock Park Associates. From the beginning of 1989 through the end of 1996, Leslie's grew from 66 to 259 company-owned and operated stores, including 14 stores added through the acquisition of Sandy's Pool Supply, Inc. in August, 1992. Leslie's intends to continue to grow by opening additional retail stores in both new and existing markets. The Company anticipates that the cash requirements for new stores will be satisfied by cash flow from operations and the Company's borrowing capacity.

SWIMMING POOL SUPPLY INDUSTRY

     Regardless of the type or size of a swimming pool, there are numerous ongoing maintenance and repair requirements associated with pool ownership. In order to keep a pool safe and sanitized, chemical treatment is required to maintain proper chemical balance, particularly in response to variables such as pool usage, precipitation and temperature. A swimming pool is chemically balanced when the disinfectant, pH, alkalinity, hardness and dissolved solids are at the desired levels. The majority of swimming pool owners use chlorine to disinfect their pools. When the pool is chemically balanced, problems such as algae, mineral and salt saturation, corrosive water, staining, eye irritation and strong chlorine smell are less likely to occur. A regular testing and maintenance routine will result in a stable and more easily maintained pool. However, regardless of how well appropriate levels of chlorine are maintained, "shocking" is periodically required to break up the contaminants which invariably build up in the pool water. To accomplish this, the pool owner can either superchlorinate the pool or use a nonchlorinated oxidizing compound. The maintenance of proper chemical balance and the related upkeep and repair of swimming pool equipment, such as pumps, heaters, and filters, create a non-discretionary demand for pool chemicals and other swimming pool supplies and services. Further, even non-usage considerations such as a pool's appearance and the overall look of a household and yard create an ongoing demand for these maintenance related supplies. In addition, pool usage creates demand for discretionary items such as floats, games and accessories.

     The swimming pool supply industry can be divided into four major segments by pool type: residential in-ground swimming pools, residential above-ground swimming pools (usually 12 to 24 feet in diameter), commercial swimming pools and spas or hot tubs. The Company's historical strategy was to focus primarily on the residential in-ground pool owner. In recent years the Company has expanded its activities to more aggressively address the commercial and above-ground markets as well. In the residential categories, the Company markets its products primarily to the "do-it-yourself" market as opposed to those pool owners who hire pool servicers. Through its rapidly growing commercial business, products and services are offered to all non-residential pool installations as well as to pool service companies which maintain either residential or commercial pools. The Company's uninterrupted growth through three recessionary periods suggests that due to the ongoing maintenance and repair needs of existing swimming pools, the Company would not be significantly affected by a decline in swimming pool installation. However, there can be no assurance that a prolonged severe economic downturn and resulting decline in new housing construction or swimming pool installation would not adversely affect the Company's long-term expansion plans.


SEASONALITY

     The Company's business exhibits substantial seasonality, which the Company believes is typical of the swimming pool supply industry. In general, sales and net income are highest during the second and third fiscal quarters which represent the peak months of swimming pool use. Sales are substantially lower during the first and fourth quarters when the Company typically incurs net losses. The principal external factor affecting the Company's business is weather. Hot weather and the higher frequency of pool usage in such weather create a need for more pool chemicals and supplies. Unseasonably early or late warming trends can increase or decrease the length of the pool season. In addition, unseasonably cool weather and/or extraordinary amounts of rainfall in the peak season (such as that experienced in much of the U.S. in the spring and early summer of 1995) will tend to decrease swimming pool use. The likelihood that unusual weather patterns will severely impact the Company's results is lessened by the geographical diversification of the Company's store locations. The Company also expects that its quarterly results of operations will fluctuate depending on the timing and amount of revenue contributed by new stores and, to a lesser degree, the timing of costs associated with the opening of new stores. The Company attempts to open its new stores primarily in the first quarter in order to position itself for the following peak season.

PRODUCTS

     Leslie's offers its customers a comprehensive selection of products necessary to satisfy their swimming pool supply needs. During 1996, the Company stocked approximately 3,000 items in each store, with more than 7,000 additional items available by special order. For 1997 and beyond, the newly-created XPress Parts program will make 5,000 more special order items available to Leslie's customers. In 1996, approximately 550 items were displayed in the Company's residential mail order catalogs and 1,200 items were in the commercial catalog, although special order procedures make nearly all Leslie's products available to mail order customers as well.

     The Company's major product categories are pool chemicals; major equipment; cleaning and testing equipment; pool covers, reels, and liners; in a limited number of stores, above ground pools; and recreational items (which include swimming pool floats, games, lounges, masks, fins, snorkels and other "impulse" items).

Vertical Integration

     Approximately 44% of the Company's total sales in 1996 were of pool chemicals, a significant percentage of which are processed, or contracted to be processed, by the Company. Leslie's operates a plant in the

Los Angeles area where it converts dry granular chlorine into tablet form and repackages a variety of bulk chemicals into various sized containers suitable for retail sales. Leslie's also formulates a variety of specialty liquids, including water clarifiers, tile cleaners, algaecides and stain preventives. The chemicals that the Company processes have a relatively long shelf life. Leslie's believes that supplying its stores with chemicals from its own repackaging plant provides it with cost savings, as well as greater control over product availability and quality, as compared to non-integrated pool supply retailers. It also offers the Company greater flexibility of sourcing and vital information when negotiating with third-party repackagers and chemical providers. The Leslie's brand name appears on all products processed at its repackaging plant, and on the significant majority of all its chemical products. The Company believes that it is among the largest processors of chlorine products for the swimming pool supply industry. The total output of Leslie's repackaging plant is utilized by the Company and is not sold or distributed to other retailers. Leslie's currently does not intend to sell any significant amount of chemicals from its Los Angeles area facility to other retailers or distributors.

     In connection with the operation of its second Distribution Center in Dallas, Texas, and third Distribution Center in Bridgeport, New Jersey, the Company has expanded its use of third-party chemical repackers and its purchase of products already in end-use configurations. These products are also generally packaged under the Leslie's brand name. The Company continually evaluates the cost effectiveness of third-party sourcing versus internal manufacturing in order to minimize its cost of goods. Leslie's will also continue to evaluate the establishment of additional chemical repackaging capabilities, though there are currently no plans for such an investment.

     In addition to chemicals, a variety of the Company's products are packaged under the Leslie's brand name. In 1996, approximately 60% of the Company's sales were of Leslie's branded items.

Purchasing

     Nearly all raw materials and those products not repackaged or manufactured by the Company are purchased directly from manufacturers. It is common in the swimming pool supply industry for certain manufacturers to offer extended dating terms on certain products to quantity purchasers such as Leslie's. These dating terms are typically available to the Company for pre-season or early season purchases.

     The Company's principal chemical raw materials and granular chlorine compounds are purchased primarily from three suppliers. At the end of 1994, the Company entered into a three year product purchase agreement with a major producer of one of the principal chlorine compounds, the chlorinated isocyanurates. The Company believes that there are several other reliable suppliers of chlorine products in the marketplace today. Although the Company has one sole source supplier for a nonchlorine shocking compound, termination of supply would not pose any significant problem for the Company because substitute chemicals and alternate shocking techniques are available. The Company believes that reliable alternative sources of supply are available for all of its raw materials and finished products.

     All decisions relating to the buying, pricing and distribution of products are centralized at the Company's headquarters. Leslie's computerized point-of-sale system provides detailed sales and inventory information for each item in each store. This data is used by the Company's buyers in planning their purchases and also updates the Company's inventory management system.


CUSTOMER SERVICE

     Because of the complicated nature of pool chemistry and equipment maintenance, Leslie's offers a high level of technical assistance to support its customers. The Company considers its training of store personnel to be an integral part of its service philosophy. Leslie's extensive training program for all full time store employees includes courses in water chemistry, water testing, trouble shooting on equipment, equipment sizing and parts replacement. The Company maintains the same high customer service standards for its mail order business as it does for its retail stores.

     During 1996, Leslie's stores in Southern and Northern California; Dallas and Houston, Texas; and Las Vegas, Nevada; were supported by the Leslie's Service Department which offers poolside equipment installation and repair, leak detection and repair, and seasonal opening and closing services. The Service Department utilizes both Company employees and subcontractors to perform these services. The Company anticipates that operations in these markets will serve as a prototype for a nationwide service expansion.


MARKETING

     Substantially all the Company's marketing is done on a direct mail basis through its proprietary mailing list of more than four and a half million addresses at which, primarily, residential pools are located. Leslie's has found that its ability to mail directly to this highly focused group is an effective and efficient way to conduct its marketing activities to both retail store and mail order customers. The Company constantly updates its address list through primary research techniques and in-store customer sign-ups.

     Addresses on the Company's proprietary list that are located within a specified service area of a retail store receive circulars once or twice per month from late March or early April through September or, selectively, through October. As a regular part of Leslie's promotional activities, each mailer highlights specific items which are intended to increase store traffic, and reinforces to the customer the advantages of shopping at Leslie's, which include everyday low pricing, a high level of customer service, and the broad selection of high quality products. Addresses outside the Company's store service areas, and recently active mail order customers within those service areas, receive the Company's mail order catalogs. Occasionally, the Company will utilize local print media when it enters a new market, and is doing so in connection with its above-ground pool sales test markets. New store openings typically involve additional advertising pieces in the first two to three months of operation.


CHANNELS OF DISTRIBUTION

  Retail Store Operations

     At the end of 1996, Leslie's marketed its products through 259 retail stores in 27 states under the trade name Leslie's Swimming Pool Supplies. California represents its single largest concentration of stores with 82, while 45 stores are located in Texas, and 54 stores are in the northeast/mid-Atlantic area. Leslie's retail stores are located in areas with high concentrations of swimming pools and typically are approximately 4,000 square feet in size. In addition to the store manager, the typical Leslie's store employs two assistant managers, both of whom are generally full time employees. Additionally, Leslie's makes frequent use of part time and temporary employees to support its full time employees during peak seasons. During 1996, the Company had 16 regional supervisors, each of whom was responsible for approximately 16 stores.

  Mail Order Catalog

     Leslie's mail order catalogs provide an extension of its service philosophies and products to those areas not currently served by a retail store and allow the scope of the Company's business to be truly nationwide. The Company believes that it operates one of the largest pool supply mail order businesses in the country, with annual sales for 1996 of approximately $7.7 million. Further, the Company believes that its mail order catalogs build awareness of the Leslie's name, provide it with buying efficiencies, and when coupled with information from its retail stores, are instrumental in determining site selection for new stores.

     Despite the growth in the number of its retail stores, the Company has historically grown its mail order sales through an expansion of its mailing list and an increase in product offerings. However, because the Company's catalog and retail store marketing efforts are generally intended to be mutually exclusive, as the

Company's retail store expansion strategy continues to take it into new markets, its catalog sales may decrease, as was the Company's experience in 1994 through 1996.


DISTRIBUTION

     In 1996 the Company distributed all of its products to its retail stores and to its catalog customers through its leased distribution facilities in Chatsworth, California; Dallas, Texas; and Bridgeport, New Jersey. The 36,000 and 27,000 square foot warehouse facilities in Chatsworth were supported in 1996 by an additional leased storage facility also located in Chatsworth. In early 1997, the Chatsworth distribution operation was relocated and consolidated, along with the Los Angeles repackaging operation, into a 183,000 square foot facility in Ontario, California. Leslie's opened its 100,000 square foot Dallas facility in November 1990 and the 81,000 square foot Bridgeport, New Jersey facility in February 1995. The Company is now purchasing the majority of the chemicals to be distributed from the Dallas and Bridgeport distribution centers from outside manufacturers rather than obtaining them through its repackaging facilities in Southern California. During the height of its seasonal activities, each of the Company's retail stores is generally replenished every 5 to 10 days.

     The Company utilizes company-owned and operated equipment, supplemented by additional equipment leased during the busy season, to transport its goods to stores within an approximately 350 mile radius of a distribution center. Other stores receive deliveries via common carriers.

COMPETITION

     Primary elements of competition in the retail swimming pool supply industry are price, technical assistance, customer service, product selection and product availability. Most of the Company's competition comes from local stores or regional chains which do not repackage or manufacture products and which generally buy products in smaller quantities. The Company believes that its vertical integration, varied sourcing strategy, and large volume purchasing enable it to maintain attractive margins as well as competitive price leadership relative to the smaller operators, and that its position is strengthened by its merchandising and marketing emphasis. The chain store competitors include a large franchise operator of approximately 110 retail outlets in the Florida market and a limited number of other retail chains of approximately 15 to 30 stores.

     In August 1992, Leslie's acquired one of its more prominent competitors, Sandy's Pool Supply, Inc. ("Sandy's"). Sandy's was, at the time of the acquisition, a 20-store chain which was 50% owned by Mr. Philip Leslie, a founder and former shareholder of the Company. Mr. Leslie and the co-owner of Sandy's, Mr. Sander Bass, are both subject to a 10-year non-competition agreement which precludes their participation in any retail activities competitive with the Company's current business.

     The Company competes on selected principal products such as chlorine with large volume, mass merchant type retailers. While the ability of these merchants to accept low margins on the limited number of items they offer makes them aggressive price competitors of the Company, they are not generally priced below Leslie's and do not offer the level of customer service or wide selection of swimming pool supplies available at Leslie's.

EMPLOYEES

     As of December 28, 1996, Leslie's employed 1,055 persons. During the height of the Company's seasonal activities in 1996, it employed 1,739 persons, including seasonal and part time store employees who generally are not employed during the off season. The Company is not subject to any collective bargaining agreements and believes that its relationships with its employees are excellent.

TRADEMARKS

     In the course of its business, Leslie's employs various trademarks, trade names and service marks as well as its logo in packaging and advertising its products. The Company has registered trademarks and trade names for several of its major products on the Principal Register of the United States Patent and Trademark Office. The Company distinguishes the products produced in its chemical repackaging and plastics manufacturing businesses through the use of the Leslie's brand name and logo and the trademarks and trade names of the individual items, none of which are patented, licensed, or otherwise restricted to or by the Company. The Company believes the strength of its trademarks and trade names has been beneficial to its business and intends to continue to protect and promote its marks in appropriate circumstances.

ITEM 2.   PROPERTIES

     Except for 26 owned stores, all of its retail stores are leased by the Company with lease terms expiring between 1997 and 2006. The Company's typical lease term is five years, and in the majority of instances, the Company has renewal options at increased rents. One lease provides for rent contingent on sales exceeding specific amounts. No other leases require payment of percentage rent.

      In January and February of 1997, the Company relocated its corporate offices, the Southern California distribution center and the Pool Brite chemical repackaging operation. The corporate offices were relocated to another location in Chatsworth, California. The new 38,000 square foot office building has been leased for five years and the lease has three, five-year renewal options.

      The Southern California distribution center (previously located in Chatsworth, California) and the Pool Brite chemical repackaging operations (previously located in South Central Los Angeles) were moved and consolidated into a 183,000 square foot facility located in Ontario, California. The Ontario facility was leased for 10 years and the lease has two, five-year renewal options. The Company's distribution facility in Dallas, Texas, consists of 100,000 square feet, with a lease term expiring in 2000. This lease includes options to renew for two additional five-year periods. In July 1996, the Company leased an additional contiguous 25,000 square feet on a short-term basis, expiring September, 1997. The 81,000 square foot distribution facility in Bridgeport, New Jersey is leased for a 10-year term, expiring in 2004. The lease includes options to renew for three, five-year periods.


ITEM 3.   LEGAL PROCEEDINGS

      The Company is customarily involved in legal proceedings related to the ordinary course of its business. Management does not believe any such matters will have a material adverse effect on the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

HIGH AND LOW SALES PRICES OF LESLIE'S POOLMART COMMON STOCK

As of March 6, 1997, there were approximately 1,000 holders of the Company's Common Stock. On April 26, 1991, the Company closed its initial public offering of 2,525,000 shares of its Common Stock. The stock is designated as a national market security on the NASDAQ Stock Market and trades under the symbol LESL. The closing price of the Common Stock on March 20, 1997 was $ 13 1/2. The high and low sales prices for the Company's Common Stock for each quarter in 1996 and 1995 are reflected in the following table, adjusted to give effect to the 5% stock dividend effective in August 1995.

                               1996                 1995
                        -------------------   -----------------
                          High       Low        High     Low
                          ----       ---        -----    ---
     First Quarter       $14 1/2   $ 12 1/2   $15       $12 3/8

     Second Quarter       19 1/2     13 1/4    16 5/8    12 1/8

     Third Quarter        17 1/4     10 7/16   16 1/4    12 1/2

     Fourth Quarter       14 1/2     10 1/2    16 1/4    12 1/2

The Company has paid no cash dividends on its Common Stock for at least the past eight years. The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

                     SELECTED CONSOLIDATED FINANCIAL DATA

  The following table presents selected consolidated financial data of the Company as of and for each of the five fiscal years in the period ended December 28, 1996. This financial data was derived from the audited historical consolidated financial statements of the Company and should be read in conjunction with the financial statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this Annual Report.

                                 YEAR      YEAR
                                ENDED     ENDED    YEARS ENDED DECEMBER 31,
                               DEC. 28,  DEC. 30,  ---------------------------
                                 1996      1995      1994      1993     1992
                               --------  --------  --------  --------  -------
                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF INCOME
Net Sales....................  $191,640  $162,456  $141,553  $119,955  $96,337
Gross Profit.................    72,760    60,399    55,469    48,289   39,017
Gross Margin.................      38.0%     37.2%     39.2%     40.3%    40.5%
Loss (Gain) on Disposition of
 Fixed Assets................       750        27      (106)      120       26
Depreciation and
 Amortization................     4,326     3,374     2,393     2,389    2,423
Income from Operations.......     9,400     6,691     9,569     6,350    4,330
Interest Expense.............     2,786     2,708     1,733     1,189      829
Net Income...................     3,869     3,407     4,584     3,035    2,146
PER SHARE DATA/(1)/
Net Income Per Share.........  $    .57  $    .52  $    .70  $    .47  $   .34
Book Value Per Share.........  $   5.55  $   4.91  $   4.18  $   3.41  $  2.90
Weighted Average Shares
 Outstanding.................     6,790     6,614     6,515     6,464    6,399
BALANCE SHEET DATA
Working Capital..............  $ 12,718  $ 13,007  $  8,072  $  8,957  $ 7,387
Total Assets.................    83,157    79,529    61,717    49,532   44,888
Current Ratio................      1.45      1.47      1.38      1.73     1.56
Long-term Debt...............    15,581    17,843    11,272    12,751   10,220
Stockholders' Equity.........    36,315    31,921    26,339    21,041   17,820
SELECTED OPERATING DATA
Capital Expenditures.........  $  8,807  $  9,550  $  7,394  $  5,532  $ 3,343
EBITDA/(2)/..................    14,476    10,092    11,856     8,859    6,779
Number of Employees at Year-
 end.........................     1,055       780       678       565      533
Stores Operated at Year-end..       259       224       180       158      143
Comparable Store Sales
 Growth......................       9.9%      6.0%     12.9%     11.7%     2.4%

--------
/(1)/ Prior year amounts have been adjusted to reflect the 5% stock dividends effective in April 1994 and August 1995.
/(2)/ Earnings before interest, taxes, depreciation, amortization and loss
      (gain) on disposition of fixed assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this document (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to domestic economic conditions, activities of competitors, changes in federal or state tax laws and of the administration of such laws and the general condition of the economy and its effect on the securities market.

RESULTS OF OPERATIONS

  The Company is the leading specialty retailer of swimming pool supplies and related products in the United States. At December 28, 1996 the Company marketed its products through 259 Company-owned retail stores in 27 states and through a nationwide mail order catalog. The Company is vertically integrated, operating a chemical repackaging facility in Los Angeles, California. In 1996, the Company supplied its retail stores from three distribution facilities, located in Chatsworth, California; Dallas, Texas; and Bridgeport, New Jersey.

  For the year ended December 28, 1996, sales increased 18.0% to $191,640,000 from $162,456,000 in 1995. The sales increase is attributable to comparable store sales growth of 9.9% and 35 (net) new store additions in 1996. Operating income for the period increased 40.5% to $9,400,000 or 4.9% of sales, from $6,691,000 or 4.1% of sales in 1995. Net income for 1996 increased 13.6% to $3,869,000 or $.57 per share, as compared to $3,407,000 or $.52 per share in 1995. In August 1995, a 5% stock dividend was effected and the 1995 earnings per share have been adjusted to reflect the impact of the stock dividend.

  The 18.0% sales growth and improved gross margin produced a 40.5% increase in operating profits to $9,400,000 or 4.9% of sales in 1996. The $9,400,000 operating income in 1996 reflects charges totaling $750,000 associated with the disposition of certain fixed assets in 1996. Excluding the impact of these charges, the 1996 operating income margin would have been expanded to 5.3% of sales versus the 4.1% operating income margin realized in 1995, and after tax net income would have equaled $4,308,000 or $.63 per share.

  During 1996, the Company expanded its business by opening 37 new stores. Additionally, two stores were closed and three relocated in 1996. This resulted in a net increase of 35 stores at the end of December 1996 as compared to December 1995.

 1996 compared to 1995

                                                                    SALES
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
                                                               (IN THOUSANDS)
Retail Stores................................................ $179,119 $150,263
Mail Order Catalog...........................................    7,723    7,945
Service Departments and Other................................    4,798    4,248
                                                              -------- --------
                                                              $191,640 $162,456
                                                              ======== ========

  Sales for the year ended December 28, 1996 increased 18% over the same period in 1995. Retail store sales, which are comprised of residential sales and commercial sales, grew 19.2%, reflecting increases in comparable store sales of 9.9% as well as an increase in the total number of stores in operation from 224 in 1995 to 259 for most of the 1996 selling season. The increased growth rate of comparable store sales (9.9% in 1996) as compared to the prior year (6.0% in 1995) was the result of improved weather experienced in most market areas, and the commercial sales program, which continued to show solid growth of approximately 20% in 1996.

  Mail order catalog sales declined 2.8% to $7,723,000 from $7,945,000 in 1995. New store openings in a number of strong mail order markets continued to cannibalize mail order sales. Service department sales increased 12.9% in 1996 due to an increased number of service technicians operating in existing service areas, including a significant expansion in Houston, Texas, as well as generally improved execution.

  Gross profit for the year ended December 28, 1996 increased to 38.0% of sales, from 37.2% in 1995. Gross profit represents sales less the cost of services and purchased goods, chemical repackaging costs, and non-administrative occupancy costs. The gross margin increase in 1996 reflects increased retail pricing taken in early 1996, offsetting some product cost increases seen in 1995 and again in 1996.

  In 1996, selling, general and administrative expenses equaled $62,358,000, versus $53,442,000 in 1995, an increase of 16.6%, largely the result of the 15.6% increase in the number of stores. As a percentage of sales, selling, general and administrative expenses decreased 0.4% to 32.5%, compared to 32.9% of sales in 1995, due to the improved comparable store sales performance in 1996.

  In 1996 the Company recognized losses on the disposition of fixed assets totaling approximately $750,000. This was primarily comprised of a $650,000 write off of leasehold improvements related to the relocations of its corporate offices, Southern California distribution operations and Pool Brite chemical repackaging operation in early 1997. Additionally a $100,000 loss was realized on the sale of an excess property located in Oklahoma City.

  Amortization of acquisition costs, which represents the amortization of goodwill, equalled $252,000 in 1996, essentially flat as compared to 1995.

  Interest expense equalled $2,786,000 in 1996, up slightly from $2,708,000 in 1995. The increase was primarily the result of slightly increased borrowings due to the capital spending and working capital requirements associated with the continued growth of the business.

  The tax provision increased to $2,745,000 in 1996, an effective rate of 41.5%, from $576,000 and an effective tax rate of 14.5% in 1995. The lower effective tax rate in 1995 as compared to 1996 reflects the reversal in 1995 of certain tax reserves which were no longer needed.

 1995 compared to 1994

                                                                    SALES
                                                              -----------------
                                                                1995     1994
                                                              -------- --------
                                                               (IN THOUSANDS)
Retail Stores................................................ $150,263 $129,545
Mail Order Catalog...........................................    7,945    8,283
Service Departments and Other................................    4,248    3,725
                                                              -------- --------
                                                              $162,456 $141,553
                                                              ======== ========

  Sales for the year ended December 30, 1995 increased 14.8% over the same period in 1994. Retail store sales grew 16.0%, reflecting increases in comparable store sales of 6.0% as well as an increase in the total number of stores in operation from 180 in 1994 to 223 for most of the 1995 selling season. The lower growth rate of comparable store sales (6.0%) as compared to prior years (12.9% in 1994 and 11.7% in 1993) was the result of the cool, wet weather experienced in most market areas in the March through June timeframe. Despite the reduced growth in residential sales, the commercial sales program continued to show strong growth of approximately 45% throughout 1995.

  Mail order catalog sales declined 4.1% to $7,945,000 from $8,283,000 in 1994. The poor spring weather impacted mail order sales as did new store openings in a number of strong mail order markets which continued to cannibalize mail order sales. Service department sales increased 14.0% in 1995 due to an increased number of service technicians operating in existing service areas, as well as generally improved execution.

  Gross profit for the year ended December 30, 1995 declined as a percentage of sales, to 37.2% from 39.2% in 1994. Gross profit represents sales less the cost of services and purchased goods, chemical repackaging costs, and non-administrative occupancy costs. The decrease in gross margin in 1995 was the result of higher occupancy costs associated with the opening of 44 new stores plus the new northeast distribution center, increased merchandise costs in a variety of product categories, and the strong growth of commercial sales, which generate a somewhat lower gross margin.

  In 1995, selling, general and administrative expenses equaled $53,442,000, versus $45,764,000 in 1994, an increase of 16.8%, largely the result of the 24.4% increase in the number of stores. As a percentage of sales, selling, general and administrative expenses increased 0.6% to 32.9%, compared to 32.3% of sales in 1994, due to the lower than expected comparable store sales performance in 1995. It is management's objective to grow selling, general and administrative expenses at a rate lower than the rate of store growth and, as a result, reduce these expenses as a percentage of sales over time.

  Amortization of acquisition costs, which represents the amortization of goodwill, equaled $239,000 in 1995, essentially flat as compared to 1994.

  Interest expense equaled $2,708,000 in 1995, up from $1,733,000 in 1994. The increase was primarily the result of increased borrowings associated with higher capital spending and working capital requirements due to continued growth in the business, and the lower earnings realized in 1995.

  The tax provision declined to $576,000 in 1995, an effective rate of 14.5%, from $3,252,000 and an effective tax rate of 41.5% in 1994. The lower effective tax rate in 1995 as compared to 1994 reflects the third quarter reversal of certain tax reserves which were no longer needed.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  Changes in Financial Condition. From December 30, 1995 to December 28, 1996, total current assets increased $71,000 from $40,809,000 to $40,880,000. The slight overall increase in current assets results from decreases in inventories offset by increases in accounts receivable and deferred tax assets. The principal component of current assets is inventory, which decreased $355,000 from $34,303,000 to $33,948,000. The inventory decrease results mainly from a decrease in the average store inventory, partially offset by an increase in the number of stores. Average store inventories were higher in 1995 compared to 1996 primarily due to an oversupply of some winterizing and recreational items which the Company sold through in 1996.

  Total current liabilities increased $360,000 between December 30, 1995 and December 28, 1996. The increase is due principally to the $1,840,000 increase in accounts payable from $4,215,000 at December 30, 1995 to $6,055,000 at December 28, 1996. The increase in accounts payable is generally attributable to improved payment terms received from the Company's vendors.

  Liquidity and Capital Resources. For the year ended December 28, 1996, net cash provided by operating activities was $11,970,000 compared with cash used in operating activities of $4,144,000 in the prior year. Higher earnings and decreased per store inventory balances resulted in increased cash flow from operations in 1996.

  In 1996, cash used in investing activities was $8,586,000 compared with $9,229,000 in the prior year. This decrease resulted primarily from reduced capital expenditures in 1996 as compared to 1995 due to the slightly lower number of new store openings.

  Cash used in financing activities was $3,371,000 in 1996 compared with cash provided of $13,384,000 in 1995. In the second quarter of 1995, the Company completed a private placement of its $10 million 8% Convertible Subordinated Debentures. The debentures have a six-year term, and are convertible into Leslie's California Common Stock at $20.95 per share. The debentures are unsecured and subordinated to the present and future senior debt of the Company. The proceeds were used to refinance some existing long-term debt and provide capital for continued growth of the Company.

  Line-of-credit borrowings decreased $1,516,000 since December 30, 1995 primarily as a result of the higher cash flow from operations. In January of 1997 the company amended its credit agreement with Wells Fargo Bank to consolidate the existing line of credit facility, the project financing facility, and the term loan into one expanded $38,000,000 line of credit facility. The term of the expanded line of credit facility was extended through February 16, 2000. Interest accrues at the lender's reference rate (8.25% at December 28, 1996) or at LIBOR plus 1.75%, at the Company's election.

  The Company believes that its internally generated funds, as well as its borrowing capacity, are adequate to meet its working capital needs, maturing obligations and capital expenditure requirements, including those relating to the opening of new stores.

  Seasonality and Quarterly Fluctuations. The Company's business exhibits substantial seasonality which the Company believes is typical of the swimming pool supply industry. In general, sales and net income are highest during the second and third quarters, which represent the peak months of swimming pool use. Sales are substantially lower during the first and fourth quarters when the Company will typically incur net losses. The principal external factor affecting the Company's business is weather. Hot weather and the higher frequency of pool usage in such weather create a need for more pool chemicals and supplies. Unseasonably early or late warming trends can increase or decrease the length of the pool season. In addition, unseasonably cool weather and/or extraordinary amounts of rainfall in the peak season decrease swimming pool use. The likelihood that unusual weather patterns will severely impact the Company's results is lessened by the geographical diversification of the Company's store locations.

  The Company expects that its quarterly results of operations will fluctuate depending on the timing and amount of revenue contributed by new stores and, to a lesser degree, the timing of costs associated with the opening of new stores. The Company attempts to open its new stores primarily in the first quarter in order to position itself for the following peak season. As additional stores and the resultant operating expenses are added, the Company expects its usual losses incurred in the first and fourth quarters to increase.

                SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         THREE MONTHS ENDED
                                  --------------------------------------
                                  MARCH 30   JUNE 29   SEPT. 28  DEC. 28
                                  --------   -------   --------  -------
1996
Sales............................ $18,064    $88,835   $63,657   $21,084
Gross Profit.....................   4,258     38,236    25,868     4,398
(Loss) Income from Operations....  (8,610)    17,265     7,712    (6,967)(/1/)
Net (Loss) Income................  (5,525)     9,658     4,176    (4,440)
Net (Loss) Income Per Common
 Equivalent Share................ $  (.82)   $  1.41   $   .62   $  (.66)
Weighted Average Common
 Equivalent Shares............... $ 6,769      6,867     6,776     6,756
Comparable Store Sales Growth....     6.6%      16.1%      4.2%      6.4%
                                         THREE MONTHS ENDED
                                  --------------------------------------
                                  APRIL 1    JULY 1    SEPT. 30  DEC. 30
                                  --------   -------   --------  -------
1995
Sales............................ $15,360    $71,945   $56,862   $18,289
Gross Profit.....................   3,826     29,883    22,230     4,460
(Loss) Income from Operations....  (6,921)    12,138     6,974    (5,500)
Net (Loss) Income................  (4,416)     6,692     4,817    (3,686)
Net (Loss) Income Per Common
 Equivalent Share(/2/)........... $  (.67)   $  1.01   $   .73   $  (.56)
Weighted Average Common
 Equivalent Shares(/2/).......... $ 6,592      6,622     6,618     6,624
Comparable Store Sales Growth....    (0.6)%     (0.3)%    16.0%      9.5%

--------
(/1/) The quarter ended December 28, 1996 loss from operations included approximately a $650,000 loss on disposition of fixed assets. (/2/) The 1995 amounts have been adjusted to reflect a 5% stock dividend effective August 1995.

  Recent Accounting Pronouncement. The Company adopted Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") in the first quarter of 1996. The adoption of SFAS 121 did not impact the Company's financial position or its results of operations. In addition, in 1996 the Company adopted the disclosures required by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The disclosures required by SFAS 123 are presented below in Note 12 of Notes to the Consolidated Financial Statements.

SUBSEQUENT EVENT

  On February 26, 1997, the Company's Board of Directors approved an Agreement of Merger providing for the reincorporation of the Company in Delaware by merger into a wholly-owned Delaware subsidiary, and an Agreement and Plan of Merger providing for the merger of Poolmart USA Inc., a newly-formed corporation, with and into the Company. Following consummation of the reincorporation and upon effectiveness of the latter merger, (i) each outstanding share of common stock of the Company would be converted into $14.50 cash (other than 359,505 shares owned primarily by members of management, including Michael Fourticq, the Chairman of the Company, and Brian McDermott, the President and CEO of the Company and other than shares as to which the holders perfect dissenters' rights) and (ii) outstanding options covering approximately 846,000 shares of common stock, including those not yet vested, would be cancelled for payment of the difference between the exercise price and $14.50 per share. The total amount expected to be paid for these shares and options approximates $101 million. The proposed mergers are subject to various conditions, including financing and approval by the Company's shareholders. The shareholders are expected to vote on the mergers during the second quarter of 1997.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants.................................   15
Management's Report......................................................   16
Consolidated Balance Sheets--December 28, 1996 and December 30, 1995.....   17
Consolidated Statements of Income--Years Ended December 28, 1996,
 December 30, 1995 and December 31, 1994.................................   18
Consolidated Statements of Shareholders' Equity--Years Ended December 28,
 1996, December 30, 1995 and December 31, 1994...........................   19
Consolidated Statements of Cash Flows--Years Ended December 28, 1996, De-
 cember 30, 1995 and December 31, 1994...................................   20
Notes to Consolidated Financial Statements...............................   21

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Leslie's Poolmart:

  We have audited the accompanying consolidated balance sheets of Leslie's Poolmart (a California corporation) and subsidiaries as of December 28, 1996 and December 30, 1995 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leslie's Poolmart and subsidiaries as of December 28, 1996 and December 30, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1996, in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

                                          Arthur Andersen LLP

Los Angeles, California
March 6, 1997

                              MANAGEMENT'S REPORT

  Management is responsible for the preparation and integrity of the financial statements appearing in this Proxy Statement. The financial statements were prepared in accordance with generally accepted accounting principles and include certain amounts based on management's best estimates and judgments.

  The Company maintains a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that transactions are executed as authorized and are recorded and reported properly. Management believes that existing internal accounting control systems are achieving their objectives and that they provide reasonable assurance concerning the accuracy of the financial statements.

  Arthur Andersen LLP, independent public accountants, has audited the Company's financial statements and their report is presented herein.

  The Board of Directors has an Audit Committee composed entirely of outside Directors. Arthur Andersen LLP has direct access to the Audit Committee and periodically meets with the Committee to discuss accounting, auditing and financial reporting matters.


/s/ Robert D. Olsen

Robert D. Olsen
Chief Financial Officer

                               LESLIE'S POOLMART

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    DEC. 28, 1996 DEC. 30, 1995
                                                    ------------- -------------
ASSETS
------
CURRENT ASSETS:
  Cash.............................................    $    87       $    74
  Accounts and other receivables, net..............      2,550         2,235
  Inventories, net.................................     33,948        34,303
  Prepaid expenses and other.......................      1,693         1,876
  Deferred tax assets..............................      2,602         2,321
                                                       -------       -------
    Total current assets...........................     40,880        40,809
                                                       -------       -------
PROPERTY, PLANT AND EQUIPMENT:.....................     46,058        39,550
  Less--Accumulated depreciation and amortization..     12,751        10,005
                                                       -------       -------
  Net property, plant and equipment................     33,307        29,545
                                                       -------       -------
OTHER ASSETS:
  Goodwill, net....................................      8,298         8,550
  Other............................................        672           625
                                                       -------       -------
    Total other assets.............................      8,970         9,175
                                                       -------       -------
                                                       $83,157       $79,529
                                                       =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable.................................    $ 6,055       $ 4,215
  Accrued liabilities..............................      4,480         4,546
  Short-term borrowings............................     15,440        16,956
  Current portion of long-term debt................      2,187         2,085
                                                       -------       -------
    Total current liabilities......................     28,162        27,802
                                                       -------       -------
DEFERRED TAX LIABILITIES...........................      3,099         1,963
LONG-TERM DEBT, net of current portion.............      5,581         7,843
CONVERTIBLE SUBORDINATED DEBENTURES................     10,000        10,000
COMMITMENTS AND CONTINGENCIES......................        --            --
SHAREHOLDERS' EQUITY:
  Preferred stock, authorized 1,000,000 shares;
   none issued and outstanding.....................        --            --
  Common stock, no par value:
   Authorized--40,000,000 shares
   Issued and outstanding--6,547,928 and 6,507,074
    at Dec. 28,1996 and Dec. 30, 1995,
    respectively...................................     32,625        32,100
  Retained earnings (deficit)......................      3,690          (179)
                                                       -------       -------
    Total shareholders' equity.....................     36,315        31,921
                                                       -------       -------
                                                       $83,157       $79,529
                                                       =======       =======

   The accompanying notes are an integral part of these consolidated balance sheets.

                               LESLIE'S POOLMART

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    YEARS ENDED
                                     -----------------------------------------
                                     DEC. 28, 1996 DEC. 30, 1995 DEC. 31, 1994
                                     ------------- ------------- -------------
Net sales...........................   $191,640      $162,456      $141,553
Cost of sales.......................    118,880       102,057        86,084
                                       --------      --------      --------
Gross profit........................     72,760        60,399        55,469
Selling, general and administrative
 expenses...........................     62,358        53,442        45,764
Amortization of acquisition costs...        252           239           242
Loss (gain) on disposition of fixed
 assets.............................        750            27          (106)
                                       --------      --------      --------
Income from operations..............      9,400         6,691         9,569
Interest expense, net...............      2,786         2,708         1,733
                                       --------      --------      --------
Income before taxes.................      6,614         3,983         7,836
Income tax provision................      2,745           576         3,252
                                       --------      --------      --------
Net income..........................   $  3,869      $  3,407      $  4,584
                                       ========      ========      ========
Net income per share................   $    .57      $    .52      $    .70


 The accompanying notes are an integral part of these consolidated statements.

                               LESLIE'S POOLMART

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        COMMON STOCK
                                     ------------------ RETAINED      TOTAL
                                     NUMBER OF          (DEFICIT) SHAREHOLDERS'
                                      SHARES    AMOUNT  EARNINGS     EQUITY
                                     --------- -------- --------- -------------
Balance, at December 31, 1993....... 5,603,131 $ 21,467  $  (426)   $ 21,041
  Stock dividend....................   283,853    3,447   (3,447)        --
  Issuance of common stock..........     1,650       17      --           17
  Stock options exercised...........   107,101      292      --          292
  Tax benefit from stock options ex-
   ercised..........................       --       405      --          405
  Net income........................       --       --     4,584       4,584
                                     --------- --------  -------    --------
Balance, at December 31, 1994....... 5,995,735   25,628      711      26,339
  Stock dividend....................   300,793    4,297   (4,297)        --
  Issuance of common stock..........     2,050       27      --           27
  Stock options exercised...........    82,735      514      --          514
  Exercise of convertible securi-
   ties.............................   125,761    1,383      --        1,383
  Tax benefit from stock options ex-
   ercised..........................       --       251      --          251
  Net income........................       --       --     3,407       3,407
                                     --------- --------  -------    --------
Balance, at December 30, 1995....... 6,507,074   32,100     (179)     31,921
  Issuance of common stock..........        50        1      --            1
  Stock options exercised...........    40,804      304      --          304
  Tax benefit from stock options ex-
   ercised..........................       --       220      --          220
  Net income........................       --       --     3,869       3,869
                                     --------- --------  -------    --------
Balance, at December 28, 1996....... 6,547,928 $ 32,625  $ 3,690    $ 36,315
                                     ========= ========  =======    ========



 The accompanying notes are an integral part of these consolidated statements.

                               LESLIE'S POOLMART

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                     YEARS ENDED
                                      -----------------------------------------
                                      DEC. 28, 1996 DEC. 30, 1995 DEC. 31, 1994
                                      ------------- ------------- -------------
OPERATING ACTIVITIES:
  Net income.........................    $ 3,869      $  3,407       $ 4,584
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
  Depreciation and amortization......      4,326         3,374         2,393
  Loss (gain) on disposition of fixed
   assets............................        750            27          (106)
  (Increase) decrease in:
  Accounts and other receivables.....       (315)         (902)         (339)
  Inventories, net...................        355       (10,114)       (6,309)
  Prepaid expenses and other.........        183          (231)         (989)
  Other assets.......................        (47)         (290)          262
  Increase (decrease) in:
  Accounts payable and accrued lia-
   bilities..........................      1,774         2,121         1,725
  Income taxes.......................      1,075        (1,536)         (680)
                                         -------      --------       -------
  Net cash provided by (used in) op-
   erating activities................     11,970        (4,144)          541
                                         -------      --------       -------
INVESTING ACTIVITIES:
  Purchase of property, plant and
   equipment.........................     (8,807)       (9,550)       (7,394)
  Proceeds from dispositions of
   property, plant and equipment.....        221           321           583
                                         -------      --------       -------
  Net cash used in investing activi-
   ties..............................     (8,586)       (9,229)       (6,811)
                                         -------      --------       -------
FINANCING ACTIVITIES:
  Net line-of-credit borrowings......     (1,516)        7,435         3,151
  Additions to long-term debt........        --         10,000         4,890
  Payments of long-term debt.........     (2,160)       (4,592)       (2,055)
  Issuance of common stock and stock
   options exercised.................        305           541           292
                                         -------      --------       -------
  Net cash (used in) provided by fi-
   nancing activities................     (3,371)       13,384         6,278
                                         -------      --------       -------
NET INCREASE IN CASH.................         13            11             8
CASH AT BEGINNING OF PERIOD..........         74            63            55
                                         -------      --------       -------
CASH AT END OF PERIOD................    $    87      $     74       $    63
                                         =======      ========       =======


 The accompanying notes are an integral part of these consolidated statements.

                               LESLIE'S POOLMART

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND OPERATIONS

  Leslie's Poolmart (the Company) is a specialty retailer of swimming pool supplies and related products. As of December 28, 1996, the Company marketed its products under the trade name Leslie's Swimming Pool Supplies through 259 retail stores in 27 states and through mail order catalogs sent to selected swimming pool owners nationwide. The Company also repackages certain bulk chemical products for retail sale. The Company's business is highly seasonal as the majority of its sales (79% in 1996 and 1995) and all of its operating profits are generated in the second and third quarters.

  The Company purchased the capital stock of Sandy's Pool Supply, Inc. (Sandy's) effective August 31, 1992. The adjusted purchase price for Sandy's was approximately $1,189,000. The Company paid cash of $730,000 (net of Sandy's cash on hand of approximately $120,000) at August 31, 1992, and in 1993 the Company received a refund of $75,000 upon the settlement of the purchase price. The remainder of the purchase price will be paid in installments through 2002.

2. STOCK DIVIDEND

  In August 1995 and April 1994, 5% stock dividends were declared for shareholders of record as of August 31, 1995 and April 29, 1994, respectively. The fair market value of the stock dividends was transferred from retained earnings to common stock in the accompanying 1995 and 1994 consolidated financial statements. The earnings per share, weighted average number of shares outstanding, and the outstanding options reflect the impact of these stock dividends.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 a. Principles of Consolidation

  The consolidated financial statements of the Company include Leslie's Poolmart and Sandy's Pool Supply, Inc., its wholly-owned subsidiary.

 b. Fiscal Periods

  In January 1995, to be consistent with the reporting practices of many major retailers, the Company changed its fiscal year from a calendar year to a 52- or 53-week year which will end on the Saturday closest to December 31. Each fiscal quarter will have 13 weeks and will close on the Saturday closest to March 31, June 30 and September 30.

 c. Cash

  Line-of-credit borrowings include outstanding checks of $25,000 and excess cash balances of $205,000 at December 28, 1996, and December 30, 1995, respectively.

 d. Accounts and Other Receivables, Net

  Accounts and other receivables include allowances for doubtful accounts of $49,000 and $70,000 at December 28, 1996 and December 30, 1995, respectively.

 e. Inventories

  Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis. The effect of utilizing this method resulted in inventory balances which were $544,000 lower at December 28, 1996, $60,000 lower at December 30, 1995, and $320,000 higher at December 31, 1994, than would have been reported under the first-in, first-out (FIFO) method.

                               LESLIE'S POOLMART

 f. Property, Plant and Equipment

  Property, plant and equipment are stated at cost. Costs of normal maintenance and repairs are charged to expense as incurred.

  Major replacements or improvements of property, plant and equipment are capitalized. When items are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is included in the statements of income.

  Depreciation and amortization are computed using the straight-line method (considering appropriate salvage values) based on the following estimated average useful lives:

   Buildings and improvements....................................... 15-30 years
   Vehicles, machinery and equipment................................  3-10 years
   Office furniture and equipment...................................  3-10 years
   Leasehold improvements...........................................  4-10 years

 g. Goodwill

  The excess of the acquisition price over the fair value of the net assets at the date of acquisition is included in the accompanying consolidated balance sheets as "Goodwill." Goodwill is being amortized (straight-line) over forty years. The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining life of the goodwill in measuring whether the goodwill is recoverable. The balance recorded at December 28, 1996 and December 30, 1995 was net of accumulated amortization of $1,397,000 and $1,145,000, respectively.

 h. Income Taxes

  The Company provides for deferred income taxes relating to timing differences in the recognition of income and expense items (primarily depreciation and amortization) for financial and tax reporting purposes. Also, differences between the tax basis and the financial reporting basis of various assets were created when the Company was acquired in 1988 and when the Company purchased Sandy's in 1992; deferred tax assets and liabilities were provided related to these differences. Deferred taxes at December 28, 1996 and December 30, 1995 include a provision for the differences between tax and financial asset values except that deferred taxes were not provided with respect to amounts allocated to goodwill. As the difference between tax and financial reporting basis changes, appropriate charges/credits are made to the deferred tax account.

 i. Mail Order Catalog Sales

  Revenue on mail order catalog sales is recognized at the time goods are shipped.

 j. Cost of Sales

  Included in cost of sales are the costs of services and purchased goods, direct manufacturing and chemical repackaging costs and non-administrative occupancy costs.

 k. Advertising

  Advertising costs are recognized as the advertising expense is incurred. The net advertising expense incurred was $5,812,000 for the year ended December 28, 1996; $4,344,000 for the year ended December 30, 1995; and $4,223,000 for the year ended December 31, 1994.

                               LESLIE'S POOLMART

 l. Use of Estimates in the Preparation of Consolidated Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

 m. Recent Accounting Pronouncements

  The Company adopted Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121) in the first quarter of 1996. The adoption of SFAS 121 did not impact the Company's financial position or its results of operations. In addition, in 1996 the Company adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). The disclosures required by SFAS 123 are presented in Note 12.

 n. Reclassifications

  Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the 1996 presentations.

4. INVENTORIES

  Inventories consist of the following:

                                                       DECEMBER 28, DECEMBER 30,
                                                           1996         1995
                                                       ------------ ------------
   Raw materials and supplies......................... $ 1,659,000  $ 1,433,000
   Finished goods.....................................  32,289,000   32,870,000
                                                       -----------  -----------
                                                       $33,948,000  $34,303,000
                                                       ===========  ===========

5. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consists of the following:

                                                       DECEMBER 28, DECEMBER 30,
                                                            1996         1995
                                                        ------------ -----------
   Land................................................ $ 6,578,000  $ 6,734,000
   Buildings and improvements..........................   6,868,000    6,716,000
   Equipment...........................................   1,785,000    1,484,000
   Leasehold improvements..............................  14,796,000   12,836,000
   Office furniture, equipment and other...............  15,118,000   11,278,000
   Construction-in-process.............................     913,000      502,000
                                                        -----------  -----------
                                                         46,058,000   39,550,000
   Less--Accumulated depreciation and amortization.....  12,751,000   10,005,000
                                                        -----------  -----------
                                                        $33,307,000  $29,545,000
                                                        ===========  ===========

6. BANK CREDIT AGREEMENT

  Effective June 30, 1995, the Company entered into a Second Amended and Restated Credit Agreement with Wells Fargo Bank which has three facilities: a Line-of-Credit, a Revolving Term Loan, and a Project financing

                               LESLIE'S POOLMART
facility, which may be drawn to finance specific real estate development projects undertaken in connection with the addition of new retail stores. The Credit Agreement contains certain financial covenants and requires that certain other debts of the Company be subordinated in right of repayment to the lender. As of December 28, 1996 the Company was in compliance with these covenants.

  As of December 28, 1996, the Line-of-Credit's outstanding principal balance was $15,440,000. The Credit Agreement was amended in November 1995, increasing the amount of borrowings allowed under the line-of-credit up to $19,000,000. In early 1996, the line of credit was amended and temporarily expanded (to $22,000,000 through May 15, 1996 and $19,000,000 thereafter) and the term was extended through October 1, 1997. Subsequent to year-end, the Company amended its Credit Agreement to consolidate the existing line of credit facility, the project financing facility, and the revolving term loan into one expanded $38,000,000 line of credit facility. The term of the expanded line of credit facility was extended through February 16, 2000.

  Interest is payable monthly on all borrowings. The amended Line-of-Credit accrues interest at the lender's reference rate (8.25% at December 28, 1996) or at LIBOR plus 1.75%, at the borrower's election.

7. LONG-TERM DEBT

  Long-term debt consists of the following:

                                                      DECEMBER 28, DECEMBER 30,
                                                          1996         1995
                                                      ------------ ------------
   Revolving Loan...................................   $6,000,000   $8,000,000
   Notes payable collateralized by security
    interests in certain assets, with maturities
    from March, 1999 to September, 2002. Interest
    accrues at rates of 6.5% to 8.25%...............      719,000      860,000
   Notes payable collateralized by security interest
    in various properties, due in monthly
    installments with maturities from December 2003
    to December 2009. Interest accrues at the rate
    of 7.625% to 9.125%.............................    1,049,000    1,068,000
                                                       ----------   ----------
                                                        7,768,000    9,928,000
   Less--Current portion............................    2,187,000    2,085,000
                                                       ----------   ----------
                                                       $5,581,000   $7,843,000
                                                       ==========   ==========

  Principal maturities of long-term debt as of December 28, 1996 are as follows:

   1997.............................................................. $2,187,000
   1998..............................................................  4,193,000
   1999..............................................................    124,000
   2000..............................................................    106,000
   2001..............................................................    113,000
   Thereafter........................................................  1,045,000
                                                                      ----------
                                                                      $7,768,000
                                                                      ==========

                               LESLIE'S POOLMART

 Convertible Subordinated Debentures

  On May 25, 1995, the Company completed a private placement of its $10 million 8% convertible subordinated debentures. Interest is payable semi-annually. The debentures have a six-year term, expiring May 15, 2001 and are convertible into the Company's common stock at $20.95 per share. The debentures are unsecured and subordinated to the present and future senior debt of the Company.

 7 1/2% Convertible Notes

  In conjunction with the Company's initial public offering in April, 1991, the Company and one of its former shareholders agreed to terminate the shareholder's covenant not to compete in exchange for $2,767,000 of the Company's 7 1/2% convertible notes. In December, 1993, approximately $1,384,000 of these 7 1/2% convertible notes was repaid. The remaining portion of the 7 1/2% convertible notes was converted to shares of the Company's common stock at a conversion price of $11.00 per share on December 29, 1995.

8. LEASES

  The Company leases certain store, office, distribution and manufacturing facilities under operating leases which expire at various dates through 2007. Lease agreements generally provide for increases related to cost of living indices and require the Company to pay for property taxes, repairs and insurance. Future minimum lease payments at December 28, 1996 are as follows:

   1997............................................................. $13,798,000
   1998.............................................................  11,286,000
   1999.............................................................  10,030,000
   2000.............................................................   7,597,000
   2001.............................................................   5,320,000
   Thereafter.......................................................  10,205,000
                                                                     -----------
                                                                     $58,236,000
                                                                     ===========

  As of March 3, 1997, the Company had entered into operating leases for additional new store sites which have future minimum lease payment requirements of approximately $677,000 in 1997, $1,016,000 in 1998, 1999, and 2000, $976,000 in 2001, and $1,434,000 thereafter.

  Certain leases are renewable at the option of the Company for periods of one to ten years. Rent expense charged against income totaled $16,024,000, $13,397,000, and $10,119,000, in 1996, 1995 and 1994, respectively.

9. INCOME TAXES

  The provision for income taxes is comprised of the following:

                                               1996        1995         1994
                                            ----------  -----------  ----------
   Federal:
     Current............................... $2,386,000  $ 2,263,000  $3,074,000
     Deferred..............................   (222,000)  (1,750,000)   (567,000)
                                            ----------  -----------  ----------
                                             2,164,000      513,000   2,507,000
                                            ----------  -----------  ----------
   State:
     Current...............................    641,000      610,000     858,000
     Deferred..............................    (60,000)    (547,000)   (113,000)
                                            ----------  -----------  ----------
                                               581,000       63,000     745,000
                                            ----------  -----------  ----------
                                            $2,745,000  $   576,000  $3,252,000
                                            ==========  ===========  ==========

                               LESLIE'S POOLMART

  A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows:

                                                1996       1995         1994
                                             ---------- -----------  ----------
   Federal income tax at statutory rate..... $2,248,000 $ 1,354,000  $2,664,000
   Reversal of tax reserves no longer need-
    ed......................................        --   (1,100,000)        --
   Effect of differences created by
    acquisition accounting including
    amortization of differences between fair
    values assigned in purchase accounting
    and historical tax values...............    146,000      96,000      96,000
   State taxes, net of federal benefit......    351,000     226,000     492,000
                                             ---------- -----------  ----------
                                             $2,745,000 $   576,000  $3,252,000
                                             ========== ===========  ==========

  The tax effect of temporary differences which give rise to significant portions of the deferred tax liability are summarized below.

                                       1996                      1995
                             ------------------------- -------------------------
                             DEFERRED TAX DEFERRED TAX DEFERRED TAX DEFERRED TAX
                                ASSETS    LIABILITIES     ASSETS    LIABILITIES
                             ------------ ------------ ------------ ------------
   Property, plant and
    equipment differences..   $      --   $ 1,857,000   $      --    $  941,000
   State income taxes......      197,000          --       207,000          --
   Inventory overhead
    differences............    1,942,000          --     1,834,000          --
   Difference in timing of
    certain deductions.....      463,000    1,242,000      280,000    1,022,000
                              ----------  -----------   ----------   ----------
                              $2,602,000  $ 3,099,000   $2,321,000   $1,963,000
                              ==========  ===========   ==========   ==========

  The Company has net operating losses (NOL) available for offset against future tax liabilities at December 28, 1996 of $7,452,000, extending through 2007, limited to approximately $83,000 per year. As this NOL is utilized, such amounts will reduce goodwill.

10. CONTINGENCIES

  The Company is a defendant in lawsuits or potential claims encountered in the normal course of business, such matters are being vigorously defended. In the opinion of management, the resolutions of these matters will not have a material effect on the Company's financial position or results of operations.

  The Company's general liability insurance program and employee group medical plan have self-insurance retention features of $100,000 and $75,000 per incident, respectively. The Company's liability is limited to $600,000 per year for the general liability program.

11. 401(K) PLAN

  The Company provides for the benefit of its employees a voluntary retirement plan under Section 401(k) of the Internal Revenue Code. During 1996, the plan covered all eligible employees and provided for a matching contribution by the Company of 50% of each participant's contribution up to 4% of the individual's compensation as defined. The expenses related to this program were $263,000, $212,000, and $199,000 for 1996, 1995 and 1994, respectively.

                               LESLIE'S POOLMART

12. STOCK BASED COMPENSATION PLANS

  The Company has granted stock options to various employees and directors. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

  Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following proforma amounts:

                                                              1996       1995
                                                           ---------- ----------
   Net income
     As Reported.......................................... $3,869,000 $3,407,000
     Pro forma............................................ $3,490,000 $3,362,000
   Primary EPS
     As Reported.......................................... $     0.57 $     0.52
     Pro forma............................................ $     0.50 $     0.51

  Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: risk free interest rates of 5.8% and 6.5%, respectively; expected volatility of 49% and 50%, respectively; weighted average fair value of options of $7.55 and $7.88 in 1996 and 1995, respectively; expected lives of 7 years for both years and no expected dividend yield for either year.

  In June 1990, the Company adopted a stock option plan which provided for the issuance of up to 165,375 common shares at an option price equal to at least 100 percent (incentive options) or at least 85 percent (nonqualified options) of the fair value of the common stock at the date of grant. In May 1993, May 1994 and May 1996, the shareholders approved the reservation of an additional 165,375 shares, 330,750 shares and 600,000 shares, respectively, for options issuable under the 1990 plan. Options granted vest ratably over a three-year period, and all expire after 10 years.

  In March 1992, the Board of Directors adopted the 1992 Directors' Stock Option Plan (which was approved by the shareholders in May 1992) which provides for the issuance to non-employee directors of up to 110,250 common shares at an option price equal to 100 percent of fair market value of the common stock at the date of grant. Options are granted pursuant to a formula under which such directors and the Company's Chairman receive an option to purchase 5,513 shares of stock upon becoming an eligible director and 3,308 shares on the first business day of each succeeding year on which such person is an eligible director.

                                  1996              1995              1994
                            ----------------- ----------------- ------------------
                                     WTD AVG           WTD AVG            WTD AVG
                            SHARES   EX PRICE SHARES   EX PRICE  SHARES   EX PRICE
                            -------  -------- -------  -------- --------  --------
   Outstanding at beg. of
    year................... 833,166   $ 7.58  859,947   $ 7.06   782,696   $ 5.08
   Granted................. 208,168    12.92   71,332    13.02   201,497    12.16
   Exercised............... (40,804)   (7.44) (83,640)   (6.15) (116,342)   (2.51)
   Cancelled............... (28,463)  (11.68) (14,473)  (11.61)   (7,904)   (7.66)
                            -------   ------  -------   ------  --------   ------
   Outstanding at end of
    year................... 972,067     8.62  833,166     7.58   859,947     7.06
                            -------   ------  -------   ------  --------   ------
   Exercisable at end of
    year................... 709,074   $ 9.94  565,431   $ 9.00   444,982   $ 8.74

                               LESLIE'S POOLMART

  The following table summarizes information about all stock options outstanding as of December 28, 1996:

                                OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                          -------------------------------- --------------------
                                       WEIGHTED
                                        AVERAGE   WEIGHTED             WEIGHTED
                                       REMAINING  AVERAGE              AVERAGE
   RANGE OF                 NUMBER    CONTRACTUAL EXERCISE   NUMBER    EXERCISE
   EXERCISE PRICE         OUTSTANDING    LIFE      PRICE   EXERCISABLE  PRICE
   --------------         ----------- ----------- -------- ----------- --------
   Less than $1.00.......   135,536    2.6 years   $ 0.64    135,536    $ 0.64
   $5.00 to $7.99........   361,805    6.2 years     6.80    355,924      6.82
   $8.00 to $10.99.......    89,484    7.4 years     9.20     57,229      8.49
   $11.00 to $14.00......   385,242    8.6 years    13.00    160,385     12.86
                            -------    ---------   ------    -------    ------
                            972,067    6.8 years   $ 8.62    709,074    $ 7.14
                            -------    ---------   ------    -------    ------

  During 1996, 40,804 options were exercised at exercise prices ranging between $5.44 and $12.62.

  In December 1990, the Company adopted a stock bonus plan which provides for the issuance of 20,000 shares of common stock at the fair market value at the date of grant to employees in consideration for services rendered. At December 28, 1996, 12,348 shares of common stock had been issued pursuant to this plan.

13. CALCULATION OF PER SHARE AMOUNTS

  Net income per share amounts are computed based on the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options, which are considered common stock equivalents. The weighted average number of shares outstanding was 6,789,664, 6,614,497 and 6,515,558 for 1996, 1995 and 1994, respectively.

14. PREFERRED STOCK

  The rights, preferences and privileges of the preferred stock authorized in the Company's Articles of Incorporation are to be determined by the Board of Directors and do not require shareholder approval. No preferred stock is currently outstanding.

15. SUPPLEMENTAL CASH FLOW DISCLOSURES

  The Company paid interest charges of $2,835,000, $2,419,000 and $1,538,000, in 1996, 1995, and 1994, respectively. The Company paid income taxes of $2,425,000, $2,086,000, and $4,041,000, in 1996, 1995 and 1994, respectively.

16. PROPOSED REINCORPORATION AND MERGER

  On February 26, 1997, the Company's Board of Directors approved an Agreement of Merger providing for the reincorporation of the Company in Delaware by merger into a wholly-owned Delaware subsidiary, and an Agreement and Plan of Merger providing for the merger of Poolmart USA Inc., a newly-formed corporation, with and into the Company. Following consummation of the reincorporation and upon effectiveness of the latter merger, (i) each outstanding share of common stock of the Company would be converted into $14.50 cash (other than 359,505 shares owned primarily by members of management, including Michael Fourticq, the Chairman of the Company, and Brian McDermott, the President and CEO of the Company and other than shares as to which the holders perfect dissenters' rights) and (ii) outstanding options covering approximately 846,000 shares of

                               LESLIE'S POOLMART
common stock, including those not yet vested, would be cancelled for payment of the difference between the exercise price and $14.50 per share. The total amount expected to be paid for these shares and options approximates $101 million. The proposed mergers are subject to various conditions, including financing and approval by the Company's shareholders. The shareholders are expected to vote on the mergers during the second quarter of 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

       Name                Age              Position with the Company
       ----                ---              -------------------------

Michael J. Fourticq        53   Chairman of the Board of Directors

Brian P. McDermott         40   Chief Executive Officer, President and Director

Dann V. Angeloff           61   Director

John A. Canning, Jr.       52   Director

Richard H. Hillman         53   Director

Dr. Dale R. Laurance       51   Director

Clarence T. Schmitz        50   Director

Murray H. Dashe            54   Chief Operating Officer

Robert D. Olsen            44   Executive Vice President, Chief Financial Officer

Cynthia G. Watts           34   Vice President, General Counsel and Secretary

     Michael J. Fourticq has been Chairman of the Board of Directors of the Company since May 1988. Between May 1988 and August 1992, he served as the Company's Chief Executive Officer. From 1986 to 1987, Mr. Fourticq was President and Chief Executive Officer of the Mortell Company, a manufacturer of specialty chemical products. Since 1985 he has been the sole general partner of Hancock Park Associates, which is the general partner and affiliate of several investment partnerships. Mr. Fourticq was the Chairman of the Board and Chief Executive Officer of Alliance Northwest Industries, Inc., a holding company, principally for a specialty lighting distributor and retailer, which filed a petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in March 1996.

     Brian P. McDermott has been President and a Director of the Company since April 1989 and its Chief Executive Officer since August 1992. Between May 1988 and April 1989, he served as the Company's Executive Vice President of Operations and also was its Secretary from May 1988 until October 1989. From 1987 to 1988, Mr. McDermott served as Director of Acquisitions and Divestitures at Castle & Cooke, Inc., a publicly-held holding company with diverse real estate and corporate interests. Mr. McDermott is Chairman of the Board of Busybody, Inc., a privately held fitness equipment retailer, of which he was acting Chief Executive Officer from November 1994 through March 1996.

     Dann V. Angeloff has been a Director of the Company since November 1996. Since 1976 he has been President and founder of The Angeloff Company, a corporate financial advisory firm. He currently serves on the Boards of Directors of Compensation Resource Group,

Eagle Lifestyle Nutrition Inc., Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, Public Storate, Inc., Ready Pac Produce, Inc., Royce Medical, Inc. and Seda Specialty Packaging.

     John A. Canning, Jr. has been a Director of the Company since January 1996. He is President and founder of Madison Dearborn Partners, Inc. which specializes in management buyout and special equity investing. Prior to founding Madison Dearborn Partners in January 1993, Mr. Canning spent 24 years with First Chicago Corporation, most recently as Executive Vice President of The First National Bank of Chicago and President of First Chicago Venture Capital. He currently serves on the Boards of Directors of The Interlake Corporation, the Milnot Company and Tyco Toys, Inc.

     Richard H. Hillman has been a Director of the Company since May 1988. From May 1988 to April 1989, he served as President of the Company. Since 1985, Mr. Hillman has been President of Hillman Capital Partners, a private investment and management advisory firm. From 1978 through 1984, Mr. Hillman served as Chairman, President and Chief Executive Officer of Phone-Mate, Inc., a manufacturer and marketer of telephone answering machines, telephones and related products.

     Dr. Dale R. Laurance has been a Director of the Company since January 1996. He has been a Director of Occidental Petroleum Corporation since 1990 and its President since 1996. He was its Senior Operating Officer from 1990 to 1996 and Vice President of Operations from 1984 to 1990. He is a Director of Canadian Occidental Petroleum Ltd., Jacobs Engineering Group Inc., The Armand Hammer Museum of Art and Cultural Center, Inc., Chemical Manufacturers Association, American Petroleum Institute, U.S.-Arab Chamber of Commerce, Boy Scouts of America-Western Los Angeles County Council and a member of the Advisory Board of the Chemical Heritage Foundation. He is a past Chairman of the Advisory Board for the Department of Chemical and Petroleum Engineering at the University of Kansas and is a recipient of the Distinguished Engineering Service Award from the School of Engineering at the Universtiy of Kansas. Dr. Laurance has served as a Managing Director of the Joffrey Ballet Company.

     Clarence T. Schmitz has been a Director of the Company since November 1996. Since February 1995 he has been Executive Vice President and Chief Financial Officer of Jefferies Group, Inc., a brokerage and investment banking firm. From 1993 through 1995, Mr. Schmitz served as national Managing Partner of KPMG, a financial services firm in its Manufacturing, Retailing & Distribution line of business. From 1990 through 1993, Mr. Schmitz served as Managing Partner of KPMG in its Los Angeles Business Unit. He is a Director of RVI Limited, a Bermuda insurance company.

     Murray H. Dashe has been Chief Operating Officer of the Company since August 1992 and was a Director between August 1989 and November 1996. From April 1990 through August 1992, he was President and Chief Executive Officer of RogerSound Labs, a Southern California retailer of audio/video consumer electronics, which filed a petition for dissolution under Chapter 7 of the Federal Bankruptcy laws in June 1992. From 1985 through April 1990, Mr. Dashe held several positions with SILO, a consumer electronics and appliance retailer, including Regional President. From 1970 to 1978, and 1983 to 1985, Mr. Dashe held positions of increasing operating responsibility with Allied Stores Corp. (now Federated Department Stores, Inc.), an operator of department and specialty stores throughout the United States.

     Robert D. Olsen has been Executive Vice President and Chief Financial Officer of the Company since April 1993. From 1990 through April 1993 he was Executive Vice President and Chief Financial Officer of TuneUp Masters, a California-based chain of fast automotive tuneup and lube outlets, which filed a petition for reorganization under Chapter 11 of the Federal Bankruptcy laws in November 1994. From 1985 through 1989, Mr. Olsen held several positions with AutoZone, an automotive parts and accessories retailer, including Controller, Vice President - Finance, and Senior Vice President and Chief Financial Officer. From 1981 through 1984 he held a variety of positions with PepsiCo International and Pepsi Cola USA.

     Cynthia G. Watts has been Vice President and General Counsel of the Company since February 1993 and Secretary of the Company since March 1993. From 1988 to January 1993, Ms. Watts was an attorney at Paul, Hastings, Janofsky and Walker, a Los Angeles-based law firm, where her practice was concentrated in the areas of general corporate representation and corporate finance, including securities, venture capital and mergers and acquisitions.

     All executive officers of the Company are chosen by the Board of Directors and serve at the Board's discretion. No family relationships exist between any of the officers or directors of the Company.

          Messrs. Fourticq and McDermott are partners together in investment partnerships that do not own shares of the Company.

          Occidental Petroleum Corporation holds the Company's Convertible Subordinated Debentures in the amount of $10 million, and one of its subsidiaries is a supplier of chemicals to the Company.

ITEM 11.                               EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

          The following summary compensation table sets forth for the fiscal years ended December 28, 1996, December 30, 1995, and December 31, 1994, the compensation for services to the Company of the Chief Executive Officer and the four most highly compensated executive officers as of December 30, 1995.

                                                                      Long-Term               All Other
                                            Annual Compensation      Compensation           Compensation
                                           --------------------      -------------      --------------------
                                            Salary      Bonus        Stock Options      401(k)     Insurance
                                Year          ($)      ($) (1)          (#) (2)         ($)(3)       ($)(4)
                                ----        -------    -------       -------------      ------     ---------
Michael J. Fourticq             1996        157,500         0            3,308              0            0
   Chairman of the Board        1995        150,000         0            3,308              0            0
                                1994        150,000         0            3,308              0            0

Brian P. McDermott              1996        367,500         0           30,000          3,000          204
   Chief Executive Officer,     1995        350,000         0                0          3,000          132
   President and Director       1994        325,000    40,000           28,875          2,772          132

Murray H. Dashe                 1996        288,750         0           22,500          3,000          576
   Chief Operating Officer      1995        275,000         0                0          3,000          576
                                1994        255,000    27,500           21,000          2,772          576

Robert D. Olsen                 1996        231,000         0           25,000          3,000          204
   Executive Vice President     1995        220,000         0                0          3,000          204
   and Chief Financial          1994        200,000    22,500           21,000          1,945          204
   Officer

Cynthia G. Watts                1996        157,500         0           15,000          3,000          108
   Vice President, General      1995        150,000         0                0          3,000          108
   Counsel and Secretary        1994        135,000    15,000           13,125          1,967          108
------------

(1) Annual bonuses are indicated for the year in which they were earned and accrued. Bonuses for the 1994 fiscal year were paid in 1995.
(2) Options granted prior to April 1994 and August 1995 have been adjusted to reflect the Company's stock dividends effective those months. All options were granted at their fair market value on the date of grant.
(3)  Represents Company matching contributions to individuals' 401(k) accounts.
(4) Represents premiums paid by the Company for life insurance not generally available to all Company employees.

OPTION GRANTS IN 1996

          The following table sets forth the stock options granted to the Chief Executive Officer and the four other most highly compensated executive officers as of December 28, 1996, during the fiscal year ended December 28, 1996, pursuant to the Company's 1990 Stock Option Plan, 1992 Directors' Stock Incentive Plan, or otherwise.

                                                                                       Potential Realizable Value
                                                                                        at Assumed Annual Rates
                                                                                            of Stock Price
                                                                                        Appreciation for Option
                                                  Individual Grants                            Term (1)
                                --------------------------------------------------     --------------------------
                                            % of Total
                                              Options       Exercise
                                             Granted to        or
                                 Options    Employees in   Base Price   Expiration
      Name                       Granted     Fiscal Year   ($/Sh)(2)      Date          5% ($)           10% ($)
      ----                      ---------   ------------   ----------   ----------     -------           -------
Michael J. Fourticq              3,308(3)        1.8%         13.25        1/1/06       27,570            69,860
Brian P. McDermott              30,000(4)       16.4%         13.50        1/9/06      254,700           645,470
Murray Dashe                    22,000(4)       12.0%         13.50        1/9/06      186,780           473,340
Robert D. Olsen                 22,000(4)       12.0%         13.50        1/9/06      186,780           473,340
Cynthia G. Watts                15,000(4)        8.2%         13.50        1/9/06      127,350           322,730

-------------
(1) Potential realizable value is based on an assumption that the stock price of the common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year option term. These numbers are calculated based on requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.
(2)  All stock options were granted at fair market value on the date of grant.
(3)  Granted pursuant to 1992 Directors' Stock Incentive Plan.
(4)  Granted pursuant to 1990 Stock Option Plan.  Vests over three years.


AGGREGATED OPTION EXERCISES IN 1996 AND FISCAL YEAR-END OPTION VALUE

          The following table sets forth the stock option exercises by the named executive officers during 1996. In addition, the table indicates the total number and value of exercisable and non-exercisable options held by each such officer as of December 28, 1996.

                                                                                                  Value of Unexercised
                                                                Number of Unexercised            In-the-Money Options at
                                                 Value       Options at December 28, 1996       December 28, 1996 ($) (1)
                           Shares Acquired      Realized     ----------------------------     -----------------------------
       Name                on Exercise (#)         ($)       Exercisable    Unexercisable     Exercisable     Unexercisable
       ----                ---------------      --------     -----------    -------------     -----------     -------------
Michael J. Fourticq                 0                 0          16,540              0            48,172              0
Brian P. McDermott                  0                 0         196,869         28,925         1,527,801          3,400
Murray H. Dashe                     0                 0         119,733         22,001           729,215          2,667
Robert D. Olsen                     0                 0         124,363         22,001           554,065          2,667
Cynthia G. Watts                  500             4,997          39,874         14,376           150,605          1,667

------------
(1) Potential unrealized value is (i) the fair market value at fiscal 1996 year-end ($13.00 per share) less the option exercise price times (ii) the number of shares.

DESCRIPTION OF CERTAIN COMPENSATION ARRANGEMENTS

Murray H. Dashe Arrangements

          In Connection with his agreeing to serve as the Company's Chief Operating Officer, the Company entered into a severance agreement with Murray H. Dashe in August 1992 pursuant to which, if the Company terminates Mr. Dashe's employment without cause (as defined in the agreement) the Company will pay Mr. Dashe his annual salary for a period of one year from the date of termination. The Company further agreed that if Mr. Dashe is terminated for any reason other than death, disability or cause, the Company will (at Mr. Dashe's option) purchase his residence for a price of $835,000. The Agreement's term runs until Mr. Dashe's employment terminates voluntarily or due to death, disability or cause or when the value of all exercisable (and exercised) options granted Mr. Dashe is at least $1.5 million for a four-month period.

DIRECTORS' COMPENSATION

Cash Compensation

          For their services as directors during the 1996 fiscal year, each non-employee director was paid a fee at the annual rate of $18,000 and received, in addition, $750 for each Board meeting attended and $500 for each Committee meeting attended.

1992 Directors' Stock Incentive Plan

          The Company's 1992 Directors' Stock Incentive Plan was adopted by the Board of Directors of the Company in March 1992 and ratified by its shareholders in May 1992 (the "1992 Plan"). The purpose of the 1992 Plan is to provide incentives that will attract and retain highly competent persons as directors of the Company by providing them with opportunities to acquire a proprietary interest in the Company. The 1992 Plan provides for the grant to any non-employee director of the Company and the Chairman of the Board of the Company (each, a "Participating Director") of stock options receiving no special tax benefit (the "Options"). The aggregate number of options to purchase shares of the Company's Common Stock which may be issued under the 1992 Plan is 110,250. The

          The 1992 Plan is administered by the Board of Directors or a committee appointed by the Board of Directors. However, the time of grant, number of shares granted, and exercise price are established by the terms of the 1992 Plan and are not subject to the discretion of any committee or person.

          Whenever any person becomes a Participating Director of the Company, that person will automatically receive an Option, granted the date such person becomes a Participating Director, to purchase 5,512 shares of Common Stock. In addition, on the first business day of each calendar year during the term of the 1992 Plan, each Participating Director then in office is automatically granted an Option to purchase 3,308 shares of Common Stock. All Options have an exercise price equal to their market value on the date of grant, and have a term of ten years (subject to earlier termination). The Options generally will be fully exercisable six months after the date of grant.

          On December 28, 1996, options to purchase 61,748 shares at a weighted average exercise price of $11.03 per share were outstanding under the 1992 Plan.

ITEMS 12 AND 13.

          Items 12 and 13 are incorporated by reference from the Company's definitive proxy statement to be filed by the Securities and Exchange Commission pursuant to Regulations 14A not later than 120 days after the end of the Company's fiscal year ended December 28, 1996.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1),(2) THE FOLLOWING FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES ARE INCLUDED HEREWITH AND ARE FILED AS PART OF THIS ANNUAL REPORT:


Consolidated Balance Sheets at December 28, 1996 and December 30, 1995 Consolidated Statements of Income for the years ended December 28, 1996, December 30, 1995, and December 31, 1994
Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 28, 1996, December 30, 1995, and December 31, 1994
Consolidated Statements of Cash Flows for the years ended December 28, 1996, December 30, 1995, and December 31, 1994
Notes to Consolidated Financial Statements
Report of Independent Public Accountants

Schedule II  -  Valuation and Qualifying Accounts

     (a)(3) THE FOLLOWING EXHIBITS SET FORTH BELOW ARE FILED AS PART OF THIS ANNUAL REPORT OR ARE INCORPORATED HEREIN BY REFERENCE:

     Exhibit
     Number     Description
     -------    -----------

     2.1/(1)/  Stock Purchase Agreement dated as of August 31, 1992 among
               Registrant, Philip Leslie ("Leslie") and Sander Bass ("Bass")
     3.1/(2)/  Restated Articles of Incorporation
     3.2/(2)/  Bylaws
    10.1/(2)/  Form of Stock Option Agreement between Registrant and the individuals set forth on the schedule thereto.
    10.2/(2)/  1990 Stock Option Plan, and forms of Incentive Stock Option
               Agreement and Nonstatutory Stock Option Agreement.
    10.3/(2)/  Lease for distribution center in Dallas, Texas, dated August 15,
               1990, between Registrant and Adams Property Associates.
    10.4/(2)/  Form of Indemnification Agreement.
    10.5/(3)/  1992 Directors' Incentive Stock Option Plan, and form of Stock
               Option Agreement
    10.6/(3)/  Severance Agreement, dated August 21, 1992, between Registrant and Murray H. Dashe.
    10.7/(3)/  Noncompetition Agreement, dated August 31, 1992, among Sandy's
               Pool Supply, Inc. ("Sandy's"), Leslie and Registrant.
    10.8/(3)/  Noncompetition Agreement, dated August 31, 1992, among Sandy's,
               Bass and Registrant.
    10.9/(3)/  Stock Option Agreement, dated September 21, 1992, between
               Registrant and Murray H. Dashe.
    10.10/(4)/ Stock Option Agreement, dated May 3, 1993, between Registrant and Robert D. Olsen.
    10.11/(5)/ Debenture Purchase Agreement dated as of May 25, 1995 by and between Registrant and Occidental Petroleum Corporation, a
               Delaware corporation.
    10.12/(6)/ Second Amended and Restated Credit Agreement between Registrant and Wells Fargo Bank, N.A. ("Wells Fargo") dated June 30, 1995.
    10.13/(7)/ First Amendment to Second Amended and Restated Credit Agreement
               between Registrant and Wells Fargo, dated October 1, 1995.
    10.14/(8)/ Second Amendment to Second Amended and Restated Credit Agreement
               between Registrant and Wells Fargo, dated November 30, 1995.
    10.15/(8)/ Third Amendment to Second Amended and Restated Credit Agreement
               between Registrant and Wells Fargo, dated February 23, 1996.
    10.16/(9)/ Lease between Registrant and Striks Properties dated August 21,
               1996.
     22.1/(8)/ Subsidiaries of Registrant.
     24.1      Consent of Arthur Andersen LLP.
     27        Financial Data Schedule
________________
/(1)/ Incorporated herein by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission ("the Commission") on September 15, 1992.
/(2)/ Incorporated herein by reference to the Company's Registration Statement on Form S-1 (No. 33-39412) filed with the Commission on March 15, 1991, as amended by Amendment No. 1 thereto filed on April 17, 1991.
/(3)/ Incorporated herein by reference to the Company's Report on Form 10-Q for the fiscal quarter ended March 31, 1993, filed with the Commission on May 13, 1993.
/(4)/ Incorporated herein by reference to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 1993, filed with the Commission on August 12, 1993.
/(5)/ Incorporated herein by reference to the Company's Report on Form 8-K, filed with the Commission on June 8, 1995.
/(6)/ Incorporated herein by reference to the Company's Report on Form 10-Q for the fiscal quarter ended July 1, 1995, filed with the Commission on August 15, 1995.
/(7)/ Incorporated herein by reference to the Company's Report on Form 10-Q for the fiscal quarter ended September 30, 1995, filed with the Commission on November 15, 1995.
/(8)/ Incorporated herein by reference to the Company's Report on Form 10-K for the fiscal year ended December 30, 1995, as filed with the Commission on March 28, 1996.
/(9)/ Incorporated herein by reference to the Company's Report on Form 10-Q for the fiscal quarter ended September 28, 1996, as filed with the Commission on November 11, 1996.

       (b)  REPORTS ON FORM 8-K

            None.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 27, 1997.


                                       LESLIE'S POOLMART
                                       (Registrant)



                                       By: /s/ Robert D. Olsen
                                           -----------------------
                                           Robert D. Olsen,
                                           Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

           Signature                         Capacity                       Date
           ---------                         --------                       ----

       /s/ Michael J. Fourticq       Chairman of the Board of           March 27, 1997
----------------------------------   Directors
        Michael J. Fourticq

       /s/ Brian P. McDermott        Chief Executive Officer,           March 27, 1997
----------------------------------   President, and Director
         Brian P. McDermott

       /s/ Dann V. Angeloff          Director                           March 27, 1997
----------------------------------
        Dann V. Angeloff

       /s/ John A. Canning, Jr.      Director                           March 27, 1997
----------------------------------
        John A. Canning, Jr.

       /s/ Richard H. Hillman        Director                           March 27, 1997
----------------------------------
         Richard H. Hillman

       /s/Dr. Dale R. Laurance       Director                           March 27, 1997
----------------------------------
         Dr. Dale R. Laurance

       /s/ Clarence T. Schmitz       Director                           March 27, 1997
----------------------------------
          Murray H. Dashe

       /s/ Robert D. Olsen           Chief Financial Officer            March 27, 1997
----------------------------------   and Principal Accounting Officer
         Robert D. Olsen

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and
Shareholders of Leslie's Poolmart:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Leslie's Poolmart and subsidiary included in this Form 10-K and have issued our report thereon dated March 6, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                       /s/ Arthur Andersen LLP

                                       ARTHUR ANDERSEN LLP



Los Angeles, California
March 6, 1997

                               LESLIE'S POOLMART
                 SCHEDULE - VALUATION AND QUALIFYING ACCOUNTS

                                                                                     Balance
                                             Balance at  Charged to                  at end
                                             beginning   costs and                     of
                                             of period   expenses     Deductions     Period
                                            ----------   ----------   ----------   ----------
Year ended December 31, 1994:
  Accumulated amortization of goodwill...   $  667,000    $239,000       $---      $  906,000
  Accumulated amortization of deferred
    loan costs...........................   $   14,000    $ 41,000       $---      $   55,000

Year ended December 30, 1995:
  Accumulated amortization of goodwill...   $  906,000    $239,000       $---      $1,145,000
  Accumulated amortization of deferred
    loan costs...........................   $   55,000    $ 51,000       $---      $  106,000

Year ended December 28, 1996:
  Accumulated amortization of goodwill...   $1,145,000    $252,000       $___      $1,397,000
  Accumulated amortization of deferred
    loan costs...........................   $  106,000    $ 55,000       $___      $  161,000

                                 EXHIBIT INDEX

                                                                                 Sequentially
   Exhibit No. Description                                                      Numbered Pages
   ----------- -----------                                                      --------------
     2.1/(1)/  Stock Purchase Agreement dated as of August 31, 1992 among
               Registrant, Philip Leslie ("Leslie") and Sander Bass ("Bass")
     3.1/(2)/  Restated Articles of Incorporation
     3.2/(2)/  Bylaws
    10.1/(2)/  Form of Stock Option Agreement between Registrant and the individuals set forth on the schedule thereto.
    10.2/(2)/  1990 Stock Option Plan, and forms of Incentive Stock Option
               Agreement and Nonstatutory Stock Option Agreement.
    10.3/(2)/  Lease for distribution center in Dallas, Texas, dated August 15,
               1990, between Registrant and Adams Property Associates.
    10.4/(2)/  Form of Indemnification Agreement.
    10.5/(3)/  1992 Directors' Incentive Stock Option Plan, and form of Stock
               Option Agreement
    10.6/(3)/  Severance Agreement, dated August 21, 1992, between Registrant and Murray H. Dashe.
    10.7/(3)/  Noncompetition Agreement, dated August 31, 1992, among Sandy's
               Pool Supply, Inc. ("Sandy's"), Leslie and Registrant.
    10.8/(3)/  Noncompetition Agreement, dated August 31, 1992, among Sandy's,
               Bass and Registrant.
    10.9/(3)/  Stock Option Agreement, dated September 21, 1992, between
               Registrant and Murray H. Dashe.
    10.10/(4)/ Stock Option Agreement, dated May 3, 1993, between Registrant and
               Robert D. Olsen.
    10.11/(5)/ Debenture Purchase Agreement dated as of May 25, 1995 by and between Registrant and Occidental Petroleum Corporation, a
               Delaware corporation.
    10.12/(6)/ Second Amended and Restated Credit Agreement between Registrant and Wells Fargo Bank, N.A. ("Wells Fargo") dated June 30, 1995.
    10.13/(7)/ First Amendment to Second Amended and Restated Credit Agreement
               between Registrant and Wells Fargo, dated October 1, 1995.
    10.14/(8)/ Second Amendment to Second Amended and Restated Credit Agreement
               between Registrant and Wells Fargo, dated November 30, 1995.
    10.15/(8)/ Third Amendment to Second Amended and Restated Credit Agreement
               between Registrant and Wells Fargo, dated February 23, 1996.
    10.16/(9)/ Lease between Registrant and Striks Properties dated August 21,
               1996.
    22.1/(8)/  Subsidiaries of Registrant.
    24.1       Consent of Arthur Andersen LLP.
    27.        Financial Data Schedule

________________
/(1)/ Incorporated herein by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission ("the Commission") on September 15, 1992.
/(2)/ Incorporated herein by reference to the Company's Registration Statement on Form S-1 (No. 33-39412) filed with the Commission on March 15, 1991, as amended by Amendment No. 1 thereto filed on April 17, 1991.

/(3)/ Incorporated herein by reference to the Company's Report on Form 10-Q for the fiscal quarter ended March 31, 1993, filed with the Commission on May 13, 1993.
/(4)/ Incorporated herein by reference to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 1993, filed with the Commission on August 12, 1993.
/(5)/ Incorporated herein by reference to the Company's Report on Form 8-K, filed with the Commission on June 8, 1995.
/(6)/ Incorporated herein by reference to the Company's Report on Form 10-Q for the fiscal quarter ended July 1, 1995, filed with the Commission on August 15, 1995.
/(7)/ Incorporated herein by reference to the Company's Report on Form 10-Q for the fiscal quarter ended September 30, 1995, filed with the Commission on November 15, 1995.
/(8)/ Incorporated herein by reference to the Company's Report on Form 10-K for the fiscal year ended December 30, 1995, as filed with the Commission on March 28, 1996.
/(9)/ Incorporated herein by reference to the Company's Report on Form 10-Q for the fiscal quarter ended September 28, 1996, as filed with the Commission on November 11, 1996.