Form 10-K405/A
period 1996-12-28
LESLIES POOLMART
filed 1997-05-09
CIK 866048

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 28, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _____________________ to
       __________________________

                        Commission file number 0-19096

                               LESLIE'S POOLMART
            (Exact name of registrant as specified in its charter)

                California                               93-0976447
       (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
       Incorporation or Organization)

           20630 Plummer Street, Chatsworth, California       91311
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




================================================================================

                                    PART I

ITEM 1.  BUSINESS

     Leslie's is the leading national specialty retailer of swimming pool supplies and related products. These products primarily consist of regularly purchased, non-discretionary pool maintenance items such as chemicals, equipment, cleaning accessories and parts, and also include fun, safety and fitness-oriented recreational items. The Company currently markets its products under the trade name Leslie's Swimming Pool Supplies through 278 company-owned retail stores in 27 states and through mail order catalogs sent to selected pool owners nationwide. From 1992 to 1996, the Company increased its sales at a compound annual growth rate of 18.8%, from $96.3 million to $191.6 million. During the same period, EBITDA (FIFO basis) increased at a compound annual growth rate of 21.9%, from $6.8 million to $15.0 million. The Company's growth reflects a store count that increased from 1992 to 1996 at the rate of 16.0% annually and comparable store sales increases that averaged 10.1% annually during the same time frame.

     The Company provides its customers a comprehensive selection of high quality products, competitive every day low prices ("EDLP") and superior customer service through knowledgeable and responsive sales personnel who offer a high level of technical assistance at convenient store locations. The EDLP offered by the Company are comparable to or better than those offered by any of its competitors, including mass merchandisers and home centers. The typical Leslie's store contains 4,000 square feet of space, is located either in a strip center or on a freestanding site in an area of heavy retail activity, and draws its customers primarily from an approximately three-mile trade area. The Company maintains a proprietary mailing list of more than 4.5 million addresses, including approximately 90% of the residential in-ground pools in the U.S. This highly focused list of target customers is central to the Company's direct mail marketing efforts, which support both its retail store and mail order operations. Management believes that the Leslie's name is one of the most recognized brands in pool supplies and represents an image of quality to consumers. In fiscal 1996, Leslie's brand name products accounted for approximately 60% of the Company's total sales.

     Leslie's successful execution of its business strategy has generated a 33-year history of consistently increasing sales. Management intends to continue increasing sales and profits by further expanding its store base at the rate of 12% to 15% annually and continuing to achieve positive comparable store sales increases. The Company attributes its strong historical results and its positive outlook for growth and profitability to the following factors:

     Leadership Position in a Highly Fragmented Market. Leslie's current store count of 278 locations is approximately equal to the sum of the next fifteen largest specialty retail competitors combined. However, despite its large relative size, Leslie's presently accounts for only approximately 5% of the estimated $3.7 billion annual pool and spa supply market. Since 1989, Leslie's has accelerated the pace of its new store openings and consequently has gained market share. Management believes that this growth has come primarily at the expense of independent local and regional pool supply retailers, which accounted for over two-thirds of industry sales in 1996.

     Attractive Store Economics. Leslie's results reflect extremely attractive store-level economics. The Company estimates that cash required to open each new store, including inventory net of trade payables, averages approximately $125,000. Based upon the Company's past experience, new stores generally break even in their first year of operation, pay back their initial investments after three years, and in their fifth year of operation, contribute approximately $181,000 of store operating profit, yielding a return on average initial cash investment of 145%. In 1996, the Company's mature stores (115 stores open for five years or longer) averaged approximately $900,000 of sales, generated approximately $200,000 of store operating profit per location and posted a comparable store sales increase of 5.8%.

     Growth Potential of Recently Opened Stores. Leslie's new stores have historically grown dramatically in sales and store operating profit during their first five years of operation. In 1996, the 142 stores opened since the end of 1992 averaged $519,000 in sales and $50,000 of store operating profit per location. Management expects these stores generally to follow the Company's historical pattern of maturation and believes there exists a large potential for sales and store operating profit increases from these nonmature stores.

     Large Sales Volume of Non-Discretionary Products. The consistency of Leslie's sales growth and profitability is due in large part to the sale of non-discretionary and regularly consumed products such as pool chemicals, cleaning accessories, major pool equipment (pumps and heaters) and replacement parts. Pool owners must purchase such products to maintain their pools' water quality and physical appearance and, in the Company's experience, do so regardless of the economic environment. In fiscal 1996, non-discretionary and regularly consumed products comprised approximately 74% of the Company's sales, with pool chemicals representing approximately 44% of the Company's total sales.

     Proprietary Database of Pool Locations. Through ongoing research as well as the conduct of its retail and mail order business, Leslie's has developed a proprietary database of over 4.5 million addresses. The list includes approximately 90% of the residential in-ground pools in the U.S. This proprietary database allows Leslie's to execute cost-effective and highly targeted direct mail marketing. When combined with the Company's mail order sales results and computerized mapping capability, this database also gives Leslie's a sophisticated store site selection capability. Management believes that the scope and accuracy of its proprietary database is unique in the pool supply industry.

     Purchasing Power and Vertical Integration. Due to its size, Leslie's purchases more chemicals and other pool supplies than any other specialty retailer. In addition, Leslie's operates a repackaging facility which provides the Company with significant cost savings, greater control over product availability and quality, greater flexibility when sourcing products, and vital information when negotiating with third-party providers. Further, unlike most of its competitors, the Company does not rely upon third-party distribution, but has it own highly efficient distribution system. Management believes that these factors permit Leslie's to achieve a lower cost of goods than any of its competitors, including mass merchandisers and home centers.

     Superior Level of Customer Service. Leslie's believes that its superior level of customer service, including its comprehensive product selection, gives it a significant advantage over its competitors in winning the loyalty of customers. Due to the complicated nature of pool chemistry and pool equipment maintenance, and consistent with its philosophy of being a full service swimming pool supply retailer, Leslie's offers a high level of technical assistance to its customers. The Company has developed a comprehensive training program educating all store employees on the subjects of maintenance techniques, water chemistry and equipment testing and repair. As part of its regular customer service program the Company offers free detailed water testing, pamphlets on pool maintenance, and in-store equipment repairs, generally free of labor or bench charges.

HISTORY

     The Company is the successor to the original Leslie's Poolmart founded in 1963. From its inception in 1963 through the end of 1987, Leslie's Poolmart grew steadily in sales and number of stores. In September 1988, Leslie's Poolmart was purchased in a highly leveraged transaction by an investment group led by Hancock Park Associates ("HPA"). The Company completed an initial public offering in April 1991 and in August 1992 added 14 stores through the acquisition of a competitor. Leslie's has added 116 stores over the past four years. Leslie's intends to continue to grow by opening additional retail stores in both new and existing markets.

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

     The Company's major product categories are pool chemicals; major equipment; cleaning and testing equipment; pool covers, reels, and liners; in a limited number of stores, above-ground pools; and recreational items (which include swimming pool floats, games, lounges, masks, fins, snorkels and other "impulse" items). The following table shows the approximate percentage of sales and primary function for each of the Company's major product categories in fiscal 1996:

        PRODUCT LINE            PERCENTAGE                             PURPOSE
--------------------------      ------------             ------------------------------------
Pool Chemicals                       [44%]               Cleanliness, appearance, health

Major Equipment & Parts              [30%]               Pumps and heaters for cleaning and
                                                         temperature maintenance; automatic
                                                         pool cleaners for ease of
                                                         maintenance

Cleaning and Testing                  [8%]               Water evaluation, cleanliness and
 Equipment                                               appearance

Covers, Reels, Liners & Pools         [9%]               Safety, cleanliness and temperature
                                                         maintenance for above-ground pools

Recreational Items                    [9%]               Pool enjoyment, swim aids

     Non-discretionary and regularly consumed products such as pool chemicals, major equipment and parts represented approximately 75% of total sales in fiscal 1996. The high percentage of Leslie's business which is attributable to non-discretionary products results in a very high level of inventory quality at the Company since the Company's non-discretionary products have long shelf lives and are not prone to either obsolescence or shrinkage.

     The Company believes that product quality and availability are key attributes considered by consumers when shopping for pool supplies and that the Company's ability to provide a high quality, in-stock product offering is fundamental to its concept of value leadership. In addition to third-party brand names, Leslie's carries a broad selection of products under the Leslie's brand name. Marketing studies have shown that the Leslie's brand name is one of the three most recognized brands in pool supplies and represents an image of quality to consumers. In fiscal 1996, Leslie's brand name products accounted for approximately 60% of the Company's total sales.

CHANNELS OF DISTRIBUTION

     Retail Store Operations. At the end of 1996, Leslie's marketed its products through 259 retail stores in 27 states under the trade name Leslie's Swimming Pool Supplies. California represents its single largest concentration of stores with 82, while 45 stores are located in Texas, and 54 stores are in the northeast/mid-Atlantic area. Leslie's retail stores are located in areas with high concentrations of swimming pools and typically are approximately 4,000 square feet in size. In addition to the store manager, the typical Leslie's store employs two assistant managers, both of whom are generally full-time employees. Additionally, Leslie's makes frequent use of part-time and temporary employees to support its full-time employees during peak seasons. During 1996, the Company had 16 regional supervisors, each of whom was responsible for approximately 16 stores.

     Mail Order Catalog. Leslie's mail order catalogs provide an extension of its service philosophies and products to those areas not currently served by a retail store and allow the scope of the Company's business to be truly nationwide. The Company believes that it operates one of the largest pool supply mail order businesses in the country, with annual sales for 1996 of approximately $7.7 million. Further, the Company believes that its mail order catalogs build awareness of the Leslie's name, provide it with buying efficiencies and, when coupled with information from its retail stores, are instrumental in determining site selection for new stores.

CUSTOMER SERVICE

     Due to the complicated nature of pool chemistry and equipment maintenance and consistent with its philosophy of being a full service swimming pool supply retailer, Leslie's offers a high level of technical assistance to support its customers. The Company considers its training of store personnel to be an integral part of its service philosophy. Leslie's extensive training program for all full-time and part-time store employees includes courses in water chemistry, water testing, trouble shooting on equipment, equipment sizing and parts replacement. The Company maintains the same high customer service standards for its mail order business as it does for its retail stores.

     During 1996, Leslie's stores in Southern and Northern California; Dallas and Houston, Texas; and Las Vegas, Nevada, were supported by the Leslie's Service Department, which offers poolside equipment installation and repair, leak detection and repair, and seasonal opening and closing services. The Service Department utilizes both Company employees and subcontractors to perform these services. The Company anticipates that operations in these markets will serve as a prototype for a nationwide service expansion.

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


PURCHASING

     Leslie's management believes that because it is one of the largest purchasers of swimming pool supplies for retail sales in the United States, the Company is able to obtain very favorable pricing on its purchases from outside suppliers. Nearly all raw materials and those products not repackaged by the Company are purchased directly from manufacturers. It is common in the swimming pool supply industry for certain manufacturers to offer extended dating terms on certain products to quantity purchasers such as Leslie's. These dating terms are typically available to the Company for pre-season or early season purchases.


     The Company's principal chemical raw materials and granular chlorine compounds are purchased primarily from three suppliers. At the end of 1994, the Company entered into a three-year product purchase agreement with a major producer of one of the principal chlorine compounds, the chlorinated isocyanurates. The Company believes that there are several other reliable suppliers of chlorine products in the marketplace today. Although the Company has one sole source supplier for a nonchlorine shocking compound, termination of supply would not pose any significant problems for the Company because substitute chemicals and alternate shocking techniques are available. The Company believes that reliable alternative sources of supply are available for all of its raw materials and finished products.

VERTICAL INTEGRATION

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

     In connection with the operation of its second Distribution Center in Dallas, Texas, and third Distribution Center in Bridgeport, New Jersey, the Company has expanded its use of third-party chemical repackagers and its purchase of products already in end-use configurations. These products are also generally packaged under the Leslie's brand name. The Company continually evaluates the cost effectiveness of third-party sourcing versus internal manufacturing in order to minimize its cost of goods. Leslie's will also continue to evaluate the establishment of additional chemical repackaging capabilities, though there are currently no plans for such an investment. In addition to chemicals, a variety of the Company's products are packaged under the Leslie's brand name.

DISTRIBUTION

     The Company distributes all of its products to its retail stores and to its catalog customers through its leased distribution facilities in Ontario, California; Dallas, Texas; and Bridgeport, New Jersey. Leslie's relocated and consolidated its West coast distribution operation, along with the Los Angeles repackaging operation, into a 183,000 square foot facility in Ontario, California in early 1997. Leslie's opened its 100,000 square foot Dallas facility in November 1990 and the 81,000 square foot Bridgeport, New Jersey facility in February 1995. The Company is now purchasing the majority of the chemicals to be distributed from the Dallas and Bridgeport distribution centers from outside manufacturers rather than obtaining them through its repackaging facility in Southern California. During the height of its seasonal activities, each of the Company's retail stores is generally replenished every 5 to 10 days.


     The Company utilizes company-owned and operated equipment, supplemented by additional equipment leased during the busy season, to transport its goods to stores within an approximately 350-mile radius of a distribution center. Other stores receive deliveries via common carriers.

MANAGEMENT INFORMATION SYSTEMS

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

     The Company competes on selected principal products such as chlorine with large volume, mass merchant and home center retailers. While the ability of these merchants to accept low margins on the limited number of items they offer makes them aggressive price competitors of the Company, they are not generally priced below Leslie's and do not offer the level of customer service or wide selection of swimming pool supplies available at Leslie's.

EMPLOYEES

     As of December 28, 1996, Leslie's employed 1,055 persons. During the height of the Company's seasonal activities in 1996, it employed 1,739 persons, including seasonal and part-time store employees who generally are not employed during the off season. The Company is not subject to any collective bargaining agreements and believes that its relationships with its employees are excellent.


TRADEMARKS

     In the course of its business, Leslie's employs various trademarks, trade names and service marks as well as its logo in packaging and advertising its products. The Company has registered trademarks and trade names for several of its major products on the Principal Register of the United States Patent and Trademark Office. The Company distinguishes the products produced in its chemical repackaging operation or by third party repackagers at its direction through the use of the Leslie's brand name and logo and the trademarks and trade names of the individual items, none of which is patented, licensed, or otherwise restricted to or by the Company. The Company believes the strength of its trademarks and trade names has been beneficial to its business and intends to continue to protect and promote its marks in appropriate circumstances.

ITEM 2.   PROPERTIES

     As of April 30, 1997, the Company will operate 278 stores in 27 states. The following table sets forth information concerning the Company's stores:


                         STATE         NUMBER OF STORES            STATE             NUMBER OF STORES
                    --------------     -----------------      ---------------        ----------------
                    Alabama                    4              Michigan                        4
                    Arizona                   16              Missouri                        3
                    California                82              North Carolina                  1
                    Connecticut                7              New Jersey                     14
                    Delaware                   2              New Mexico                      1
                    Florida                   19              Nevada                          5
                    Georgia                    5              New York                       17
                    Indiana                    3              Ohio                            7
                    Kansas                     1              Oklahoma                        4
                    Kentucky                   1              Pennsylvania                   12
                    Louisiana                  4              Tennessee                       3
                    Massachusetts              7              Texas                          47
                    Maryland                   5              Rhode Island                    1
                                                              Virginia                        3

                                                              Total Stores                  278

     Except for 23 owned stores, all of its retail stores are leased by the Company with lease terms expiring between 1997 and 2006. The Company's typical lease term is five years, and in the majority of instances, the Company has renewal options at increased rents. Five leases provide for rent contingent on sales exceeding specific amounts. No other leases require payment of percentage rent.

     In January and February of 1997, the Company relocated its corporate offices, the Southern California distribution center and the chemical repackaging operation. The corporate offices were relocated to another location in Chatsworth, California. The new 38,000 square foot office building has been leased for five years and the lease has three five-year renewal options.

     The Southern California distribution center (previously located in Chatsworth, California) and the chemical repackaging operations (previously located in Los Angeles) were moved and consolidated into a 183,000 square foot facility located in Ontario, California. The Ontario facility was leased for 10 years and the lease has two five-year renewal options. The Company's distribution facility in Dallas, Texas, consists of 100,000 square feet, with a lease term expiring in 2000. This lease includes options to renew for two additional five-year periods. In July 1996, the Company took a short-term lease on an additional contiguous 25,000 square feet, which may be renewed on an annual basis. The 81,000 square foot distribution facility in Bridgeport, New Jersey is leased for a 10-year term, expiring in 2004. The lease includes options to renew for three five-year periods.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is routinely involved in legal proceedings related to the ordinary course of its business. Management does not believe any such matters will have a material adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

HIGH AND LOW SALES PRICES OF LESLIE'S POOLMART COMMON STOCK

As of March 27, 1997, there were approximately 1,900 holders of the Company's Common Stock. On April 26, 1991, the Company closed its initial public offering of 2,525,000 shares of its Common Stock. The stock is designated as a national market security on the NASDAQ Stock Market and trades under the symbol LESL. The closing price of the Common Stock on March 27, 1997 was $ 13 1/2. The high and low sales prices for the Company's Common Stock for each quarter in 1996 and 1995 are reflected in the following table, adjusted to give effect to the 5% stock dividend effective in August 1995.

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

                                 YEAR      YEAR
                                ENDED     ENDED    YEARS ENDED DECEMBER 31,
                               DEC. 28,  DEC. 30,  ---------------------------
                                 1996      1995      1994      1993     1992
                               --------  --------  --------  --------  -------
                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF INCOME
Net Sales....................  $191,640  $162,456  $141,553  $119,955  $96,337
Gross Profit.................    72,760    60,399    55,469    48,289   39,017
Gross Margin.................      38.0%     37.2%     39.2%     40.3%    40.5%
Loss (Gain) on Disposition of
 Fixed Assets................       750        27      (106)      120       26
Depreciation and
 Amortization................     4,326     3,374     2,393     2,389    2,423
Income from Operations.......     9,400     6,691     9,569     6,350    4,330
Interest Expense.............     2,786     2,708     1,733     1,189      829
Net Income...................     3,869     3,407     4,584     3,035    2,146
PER SHARE DATA/(1)/
Net Income Per Share.........  $    .57  $    .52  $    .70  $    .47  $   .34
Book Value Per Share.........  $   5.55  $   4.91  $   4.18  $   3.41  $  2.90
Weighted Average Shares
 Outstanding.................     6,790     6,614     6,515     6,464    6,399
BALANCE SHEET DATA
Working Capital..............  $ 12,718  $ 13,007  $  8,072  $  8,957  $ 7,387
Total Assets.................    83,157    79,529    61,717    49,532   44,888
Current Ratio................      1.45      1.47      1.38      1.73     1.56
Long-term Debt...............    15,581    17,843    11,272    12,751   10,220
Stockholders' Equity.........    36,315    31,921    26,339    21,041   17,820
SELECTED OPERATING DATA
Capital Expenditures.........  $  8,807  $  9,550  $  7,394  $  5,532  $ 3,343
EBITDA/(2)/..................    14,476    10,092    11,856     8,859    6,779
EBITDA (FIFO basis)/(3)/.....    14,960    10,472    11,476     8,612    6,779
EBITDA (FIFO basis)
 Margin/(4)/.................      7.81%     6.45%     8.11%     7.18%    7.04%
Number of Employees at Year-
 end.........................     1,055       780       678       565      533
Stores Operated at Year-end..       259       224       180       158      143
Comparable Store Sales
 Growth......................       9.9%      6.0%     12.9%     11.7%     2.4%

--------
/(1)/ Prior year amounts have been adjusted to reflect the 5% stock dividends effective in April 1994 and August 1995.
/(2)/ Earnings before interest, taxes, depreciation, amortization and loss
      (gain) on disposition of fixed assets.

/(3)/ EBITDA (FIFO basis) represents EBITDA plus the LIFO provision.

/(4)/ EBITDA (FIFO basis) Margin represents EBITDA (FIFO basis) as a percentage of sales.

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

  EBITDA (FIFO basis) was $15.0 million in 1996, representing an increase of $4.5 million, or 42.9%, as compared to $10.5 million for 1995. EBITDA (FIFO basis) margin increased to 7.8% of sales in 1996 as compared to 6.4% of sales in 1995. The increase in EBITDA (FIFO basis) and EBITDA (FIFO basis) margin was primarily due to the Company's higher sales volume in 1996 and an increase in the Company's gross margin.

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

  Income from operations for the period increased 40.5% to $9,400,000 or 4.9% of sales, from $6,691,000 or 4.1% of sales in 1995.

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

  EBITDA (FIFO basis) was $10.5 million in 1995, representing a decrease of $1.0 million, or 8.7%, as compared to $11.5 million for 1994. EBITDA (FIFO basis) margin decreased to 6.4% of sales in 1995 as compared to 8.1% of sales in 1994. The decrease in EBITDA (FIFO basis) and EBITDA (FIFO basis) margin was primarily due to the Company's lower gross margin and higher selling, general and administrative expenses as a percent of sales.

  Amortization of acquisition costs, which represents the amortization of goodwill, equaled $239,000 in 1995, essentially flat as compared to 1994.

  Income from operations was $6.7 million in 1995, representing a decrease of $2.9 million, or 30.2%, as compared to $9.6 million for 1994. Income from operations as a percentage of net sales decreased to 4.1% in 1995 as compared to 6.8% in 1994. The decrease was primarily due to the Company's lower gross margin and higher selling, general and administrative expenses as a percent of sales.

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

                SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         THREE MONTHS ENDED
                                  --------------------------------------
                                  MARCH 30   JUNE 29   SEPT. 28  DEC. 28
                                  --------   -------   --------  -------
1996
Sales............................ $18,064    $88,835   $63,657   $21,084
Gross Profit.....................   4,258     38,236    25,868     4,398
(Loss) Income from Operations....  (8,610)    17,265     7,712    (6,967)/(1)/
Net (Loss) Income................  (5,525)     9,658     4,176    (4,440)
Net (Loss) Income Per Common
 Equivalent Share................ $  (.82)   $  1.41   $   .62   $  (.66)
Weighted Average Common
 Equivalent Shares............... $ 6,769      6,867     6,776     6,756
EBITDA (FIFO basis)/(2)/.........  (7,564)    18,534     8,919    (4,929)
Comparable Store Sales Growth....     6.6%      16.1%      4.2%      6.4%
                                         THREE MONTHS ENDED
                                  --------------------------------------
                                  APRIL 1    JULY 1    SEPT. 30  DEC. 30
                                  --------   -------   --------  -------
1995
Sales............................ $15,360    $71,945   $56,862   $18,289
Gross Profit.....................   3,826     29,883    22,230     4,460
(Loss) Income from Operations....  (6,921)    12,138     6,974    (5,500)
Net (Loss) Income................  (4,416)     6,692     4,817    (3,686)
Net (Loss) Income Per Common
 Equivalent Share/(3)/........... $  (.67)   $  1.01   $   .73   $  (.56)
Weighted Average Common
 Equivalent Shares/(3)/.......... $ 6,592      6,622     6,618     6,624
EBITDA (FIFO basis)/(2)/.........  (6,257)    12,846     7,791    (3,908)
Comparable Store Sales Growth....    (0.6)%     (0.3)%    16.0%      9.5%

--------

/(1)/ The quarter ended December 28, 1996 loss from operations included approximately a $650,000 loss on disposition of fixed assets.

/(2)/ EBITDA (FIFO basis) represents income before interest, expense, depreciation and amortization expense, the LIFO provision, (gains) and losses on disposition of fixed assets and the provision for income taxes.


/(3)/ The 1995 amounts have been adjusted to reflect a 5% stock dividend effective August 1995.

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

SUBSEQUENT EVENT

  On February 26, 1997, the Company's Board of Directors approved an Agreement of Merger providing for the reincorporation of the Company in Delaware by merger into a wholly-owned Delaware subsidiary (the "Reincorporation"), and an Agreement and Plan of Merger providing for the merger of Poolmart USA Inc., a newly-formed corporation, with and into the Company (the "Merger"). Consummation of the Reincorporation and Merger are subject to shareholder approval and other conditions, including financing. A special meeting of shareholders is currently scheduled for June 10, 1997, at which shareholders of the Company as of the record date of April 22, 1997 will be voting on the Reincorparation and Merger proposals. Assuming consummation of the reincorporation and upon effectiveness of the Merger, (i) each outstanding share of common stock of the Company will be converted into $14.50 cash (other than 359,505 shares owned primarily by members of management, including Michael Fourticq, the Chairman of the Company, and Brian McDermott, the President and CEO of the Company and other than shares as to which the holders perfect dissenters' rights) and (ii) outstanding options covering approximately 846,000 shares of common stock, including those not yet vested, would be cancelled for payment of the difference between the exercise price and $14.50 per share. The total value of the shares and options approximates $101 million. Certain directors and members of management have an interest in the Reincorporation and Merger. See Item 13--Certain Relationships and Related Transactions.

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

     Dann V. Angeloff has been a Director of the Company since November 1996. Since 1976 he has been President and founder of The Angeloff Company, a corporate financial advisory firm. He currently serves on the Boards of Directors of Compensation Resource Group,

Eagle Lifestyle Nutrition Inc., Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, Public Storage, Inc., Ready Pac Produce, Inc., Royce Medical, Inc. and Seda Specialty Packaging.

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

                                                                      Long-Term               All Other
                                            Annual Compensation      Compensation           Compensation
                                           --------------------      -------------      --------------------
                                            Salary      Bonus        Stock Options      401(k)     Insurance
                                Year          ($)      ($) (1)          (#) (2)         ($)(3)       ($)(4)
                                ----        -------    -------       -------------      ------     ---------
Michael J. Fourticq             1996        157,500         0            3,308              0            0
   Chairman of the Board        1995        150,000         0            3,308              0            0
                                1994        150,000         0            3,308              0            0

Brian P. McDermott              1996        367,500         0           30,000          3,000          204
   Chief Executive Officer,     1995        350,000         0                0          3,000          132
   President and Director       1994        325,000    40,000           28,875          2,772          132

Murray H. Dashe                 1996        288,750         0           22,500          3,000          576
   Chief Operating Officer      1995        275,000         0                0          3,000          576
                                1994        255,000    27,500           21,000          2,772          576

Robert D. Olsen                 1996        231,000         0           22,500          3,000          204
   Executive Vice President     1995        220,000         0                0          3,000          204
   and Chief Financial          1994        200,000    22,500           21,000          1,945          204
   Officer

Cynthia G. Watts                1996        157,500         0           15,000          3,000          108
   Vice President, General      1995        150,000         0                0          3,000          108
   Counsel and Secretary        1994        135,000    15,000           13,125          1,967          108
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

                                                                                       Potential Realizable Value
                                                                                        at Assumed Annual Rates
                                                                                            of Stock Price
                                                                                        Appreciation for Option
                                                  Individual Grants                            Term (1)
                                --------------------------------------------------     --------------------------
                                            % of Total
                                              Options       Exercise
                                             Granted to        or
                                 Options    Employees in   Base Price   Expiration
      Name                       Granted     Fiscal Year   ($/Sh)(2)      Date          5% ($)           10% ($)
      ----                      ---------   ------------   ----------   ----------     -------           -------
Michael J. Fourticq              3,308(3)        1.8%         13.25        1/1/06       27,570            69,860
Brian P. McDermott              30,000(4)       16.4%         13.50        1/9/06      254,700           645,470
Murray Dashe                    22,500(4)       12.0%         13.50        1/9/06      191,030           484,100
Robert D. Olsen                 22,500(4)       12.0%         13.50        1/9/06      191,030           484,100
Cynthia G. Watts                15,000(4)        8.2%         13.50        1/9/06      127,350           322,730

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

ITEM 12.

           PRINCIPAL SHAREHOLDERS AND STOCK OWNERSHIP OF MANAGEMENT

  The following table sets forth information as of March 27, 1997 with respect to (i) all persons known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) all executive officers of the Company; (iii) all directors; and (iv) all directors and executive officers as a group. The address for the directors and executive officers is in care of the Company.

                                                          AMOUNT AND
                                                          NATURE OF
                                                          BENEFICIAL
                                                         OWNERSHIP OF
                    NAME AND ADDRESS                        COMMON    PERCENT
                  OF BENEFICIAL OWNER                    STOCK(1)(2)  OF CLASS
                  -------------------                    ------------ --------
Michael J. Fourticq (3)(4)(5)...........................    842,338     12.8
David L. Babson & Co. Inc.  ............................    686,124     10.5
 One Memorial Drive
 Cambridge, MA 02142
Liberty West Partners (6)...............................    334,141      5.1
 1925 Century Park East, Suite 810
 Los Angeles, CA 90067
Richard H. Hillman (3)(7)...............................    322,758      4.9
Wellington Management Company...........................    397,112      6.1
 75 State Street
 Boston, MA 02109
Brian P. McDermott (3)(5)(8)............................    378,974      5.6
Robert D. Olsen (5)(9)..................................    127,988      1.9
Murray A. Dashe (5)(10).................................    123,826      1.9
Cynthia G. Watts (5)(11)................................     43,268        *
John A. Canning, Jr. (3)(12)............................     16,538        *
Dr. Dale R. Laurance (3)(13)............................      8,513        *
Dann V. Angeloff (3)....................................          0        *
Clarence T. Schmitz (3).................................          0        *
All Directors and Executive Officers as a Group (10
 persons) (14)..........................................  1,864,203     26.3
Hancock Group (15)......................................  1,770,430     25.7

--------

  *  Amount represents less than one percent of the Common Stock.

 (1) Information with respect to beneficial ownership is based upon the Company's stock records and data supplied to the Company by the holders.


 (2) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and includes generally voting power and/or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to joint ownership with spouses and community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

 (3) Director.

 (4) Includes 444,842 shares owned outright by Mr. Fourticq; 623 shares owned by Mr. Fourticq's spouse; 46,192 shares held by Hancock Park Associates, a partnership of which Mr. Fourticq is the sole general partner; and 334,141 shares held by Liberty West Partners, a partnership of which Mr. Fourticq is a general partner; all of which shares Mr. Fourticq may be deemed to beneficially own; and 16,540 shares subject to options exercisable within 60 days.

 (5) Executive officer.

 (6) All such shares may be deemed to be beneficially owned by Mr. Fourticq. See footnote (4).

 (7) Includes 1,323 shares held in trust for the benefit of Mr. Hillman's son and 18,745 shares subject to options exercisable within 60 days.

 (8) Shares are held through a trust. Includes 201,775 shares subject to options exercisable within 60 days.

 (9) All shares are subject to options exercisable within 60 days.

(10) Includes 123,358 shares subject to options exercisable within 60 days.

(11) Includes 42,217 shares subject to options exercisable within 60 days.

(12) Includes 11,025 shares held by Mr. Canning's spouse and 5,513 shares subject to options exercisable within 60 days.

(13) Shares are held through a trust. Includes 5,513 shares subject to options exercisable within 60 days.

(14) Includes 541,649 shares subject to options exercisable within 60 days.

(15) Hancock Group consists of Hancock Park Associates II, L.P., a Delaware limited partnership ("HPA"), and Michael J. Fourticq and Brian P. McDermott who are the general partners of HPA, Richard H. Hillman, Gregory Fourticq and Robert D. Olsen. According to information appearing in a Schedule 13D filed with the Securities and Exchange Commission and delivered to the Company, the Hancock Group beneficially owns 1,770,430 shares of Common Stock. According to an amendment to this Schedule 13D received by the Company and a separate Schedule 13D from Green Equity Investors II, L.P. ("Green"), as a result of certain activities described in these filings that involve Hancock Group and Green, Hancock Group and Green may be deemed to be a group within the meaning of Section 13(d) of the Exchange Act. According to the Schedule 13D filed by Green, although Green itself does not own any Common Stock of the Company, if such group exists, such group beneficially owns 1,770,430 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In November, 1996, a special committee of newly elected independent members of the Board (the "Special Committee") was appointed to evaluate proposals for business combinations involving the Company, including a proposal submitted by a management group led by Hancock Park Associates II, L.P. ("HPA"). On February 26, 1997, the Board met and after considering the recommendation of the Special Committee and fairness opinions provided by professionals, the Board unanimously approved an Agreement of Merger providing for the reincorporation of the Company in Delaware by merger into a wholly-owned Delaware subsidiary (the "Reincorporation") and an Agreement of Plan of Merger providing for the merger (the "Merger") of Poolmart USA Inc., a newly-formed Corporation with it into the Company ("Leslie's Delaware"). Consummation of the Reincorporation at Merger (sometimes collectively referred to as the "Merger Transaction") are subject to shareholder approval and other conditions including financing.

     A special meeting of shareholders is currently scheduled for June 10, 1997 at which shareholders of the Company as of the record date of April 22, 1997 are expected to vote on the Reincorporation and Merger proposals. Assuming the Reincorporation and Merger are consummated, (i) each outstanding share of the Company's Common Stock will be cancelled and converted automatically into the right to receive $14.50 in cash payable to the holder thereof, without interest (the "Cash Merger Consideration"), other than 359,505 shares (the "Continuing Shares") held primarily by members of management of the Company which share remain outstanding (currently representing 5.5% of the outstanding Common Stock) and other than shares held by shareholders who are entitled to and who have perfected their dissenters' rights; and (ii) the Company will be owned by certain officers and directors of the Company and affiliates, associates, and persons related to the Company's officer and directors (collectively the "Hancock Group") and Green Equity Investors II, L.P., and affiliate of Leonard Green & Partners, L.P.

     The interests of the Hancock Group in connection with the Merger which may present them with actual or potential conflicts of interest are summarized below. The Special Committee and the Board were aware of these interests and considered them among the other matters.

  It is anticipated that the following individuals and entities will hold the indicated number of fully diluted shares of Common Stock or other securities of Leslie's Delaware shown in the following table immediately after the Merger:


                                     NUMBER OF FULLY-    NUMBER OF SHARES OF   PERCENTAGE OF FULLY-
                                     DILUTED SHARES OF    LESLIE'S DELAWARE      DILUTED LESLIE'S
        NAME OF                      LESLIE'S DELAWARE        SERIES A              DELAWARE
  INDIVIDUAL OR ENTITY                  COMMON STOCK       PREFERRED STOCK        COMMON STOCK(1)
  --------------------                -----------------   -------------------  --------------------
Michael J. Fourticq(2)(3).........         165,515                                    7.9%
Brian P. McDermott(3)(4)..........         243,552                                   11.6
Gregory Fourticq(3)...............          10,000                                    0.5
Richard H. Hillman(3).............          22,414                                    1.1
Occidental Petroleum(5)(6)........         316,092              28,000               15.0
Robert D. Olsen(3)(7).............         117,529                                    5.6

--------


(1) Computed based upon the total number of shares of Leslie's Delaware Common Stock outstanding and the number of shares of Leslie's Delaware Common Stock underlying warrants and options outstanding immediately after the effective date of the merger.

(2) Includes 4,976 shares subject to options exercisable within 60 days after the consummation of the Merger.

(3) Member of the Hancock Group, which in the aggregate with management will own 34.9% of the fully diluted shares of Leslie's Delaware Common Stock.


(4) Includes 77,000 shares subject to stock options issued under the ISO Option Plan described below.

(5) Pursuant to Rule 14a-1(a), Occidental is an associate of Dr. Laurance, a director of the Company.

(6) Common Stock shown is obtainable upon the exercise of warrants.

(7) Includes 52,761 shares subject to stock options issued under the NQ Option Plan described below and 50,000 shares subject to stock options issued under the ISO Option Plan described below.

  The information appearing below with respect to beneficial ownership of the Company's Common Stock has been determined as of March 27, 1997 and includes options exercisable within 60 days of that date. However, information as to the receipt of Cash Merger Consideration for shares subject to outstanding options has been determined after giving effect to acceleration of the vesting of all outstanding options as a result of the Merger, and therefore may reflect a higher total number.

  Mr. Michael J. Fourticq, Chairman of the Board, had beneficial ownership directly or indirectly of 842,338 shares of the Company's Common Stock (approximately 12.8% of the Company's Common Stock). Certain of these shares are held by partnerships of which Mr. Fourticq is a general partner and certain of these shares are subject to stock options. Mr. Fourticq's brother, Gregory Fourticq, is a partner of one of these partnerships which holds 334,141 of these shares. Out of his total beneficial holdings, Mr. Fourticq will retain 160,539 Continuing Shares of Leslie's Delaware Common Stock which will not be converted into the right to receive the Cash Merger Consideration in the Merger. Certain of Mr. Fourticq's options will be cancelled immediately prior to the Effective Date, and he will receive a ten-year option to purchase 4,976 shares of Leslie's Delaware at an exercise price of $5.00 per share (an "NQ Option") under the Leslie's Delaware Non-Qualified Stock Option Plan (the "NQ Option Plan"). Mr. Fourticq and his affiliated partnerships will receive the Cash Merger Consideration (or, with respect to shares subject to options, the Cash Merger Consideration less the option exercise price) with respect to approximately 667,350 shares of Leslie's Delaware Common Stock.

  Mr. Brian P. McDermott, a Director and the President and Chief Executive Officer of the Company, had beneficial ownership directly or indirectly of 378,974 shares of the Company's Common Stock (approximately 5.6% of the Company's Common Stock). Certain of these shares are subject to stock options. Out of his total beneficial holdings, Mr. McDermott will retain 166,552 Continuing Shares of Leslie's Delaware Common Stock which will not be converted into the right to receive the Cash Merger Consideration in the Merger. Mr. McDermott will receive the Cash Merger Consideration (or, with respect to shares that are subject to options, the Cash Merger Consideration less the option exercise price) with respect to approximately 236,441 shares of Leslie's Delaware Common Stock. Mr. McDermott will receive options to purchase 77,000 shares of Leslie's Delaware under the Leslie's Delaware incentive stock option plan (the "ISO Option Plan").

  Mr. Gregory Fourticq had beneficial ownership indirectly of 446,596 shares of the Company's Common Stock (approximately 7.0% of the Company's Common Stock). Of these shares, 334,141 are held by a partnership of which each of Mr. Fourticq and his brother, Michael J. Fourticq, is a general partner. Out of these beneficial holdings, Mr. Gregory Fourticq will retain 10,000 Continuing Shares of Leslie's Delaware Common Stock which will not be converted into the right to receive the Cash Merger Consideration in the Merger. Mr. Fourticq's affiliated partnership will receive the Cash Merger Consideration with respect to approximately 324,141 shares of Leslie's Delaware Common Stock, including shares attributable to the ownership interest of Mr. Michael J. Fourticq in such partnership. The remaining shares beneficially owned by Mr. Gregory Fourticq are held in trusts for which he is trustee for the benefit of his nephews and niece. All such shares will receive the Cash Merger Consideration.

  Mr. Richard H. Hillman, a Director of the Company's, had beneficial ownership directly or indirectly of 322,758 shares of the Company's Common Stock (approximately 4.9% of the Company's Common Stock). Certain of these shares are subject to stock options. Out of his total beneficial holdings, Mr. Hillman will retain 22,414 Continuing Shares of Leslie's Delaware Common Stock which will not be converted into the right to receive the Cash Merger Consideration in the Merger. Mr. Hillman will receive the Cash Merger Consideration (or, with respect to shares subject to options, the Cash Merger Consideration less the option exercise price) with respect to approximately 303,652 shares of Leslie's Delaware Common Stock, which includes 1,323 shares held in a trust for the benefit of his son.

  Mr. Robert D. Olsen, Chief Financial Officer of Leslie's California, had beneficial ownership of 127,988 shares of the Company's Common Stock. All such shares are subject to stock options. Certain of Mr. Olsen's options will be cancelled immediately prior to the Effective Date. Mr. Olsen will receive the Cash Merger Consideration less the option exercise price with respect to 72,545 shares of Leslie's Delaware Common Stock subject to options. He will receive a ten-year NQ Option to purchase 52,761 shares of Leslie's Delaware Common Stock under the NQ Option Plan and an option to purchase 50,000 shares under the ISO Option Plan. Mr. Olsen will also purchase 14,768 shares of Leslie's Delaware Common Stock (the "Subscription Stock") at $14.50 per share.

  Occidental Petroleum, of which Dr. Dale R. Laurance is an officer and a director, is a holder of $10 million of 8% Convertible Subordinated Debentures issued by the Company's that are due in 2001 and bear interest at the rate of 8% per annum, payable semi-annually, and are convertible, upon 91 days' prior notice, into the Company's Common Stock at $20.95 per share (the "Debentures"). Occidental has agreed to invest a total of $28 million in Leslie's Delaware on the effective date of the Merger in exchange for 28,000 shares of Leslie's Delaware Series A Preferred Stock and warrants to purchase up to 316,092 shares of Leslie's Delaware Common Stock which will represent 15% of the Fully-Diluted Shares. The consideration for these securities will consist of cash and the exchange of the Debentures.

  In addition to the foregoing, as of March 27, 1997, other directors, officers and employees of the Company held options to purchase a total of 560,700 shares of the Company's Common Stock at prices ranging from $0.907 to $14.047 per share issued under the Company's 1990 Stock Option Plan and the Company's 1992 Directors' Stock Incentive Plan or otherwise.

  Upon the effectiveness of the Merger, the holders of all of these options (other than options that are exercised or cancelled prior to the Effective Date) will each be entitled to receive in respect of each option cash equal to the Cash Merger Consideration per option share less the exercise price of the applicable option multiplied by the total number of shares that are subject to the option. Any option not exercised prior to the effective date of the Merger or for which no such payment is due will automatically be cancelled.

  NQ Option Plan and ISO Option Plan. Immediately prior to the Merger, Leslie's Delaware will adopt the NQ Option Plan and the ISO Option Plan and will reserve 83,599 shares and 273,946 shares, respectively, of Leslie's Delaware Common Stock for issuance upon the exercise of options to be granted to certain employees of Leslie's Delaware upon consummation of the Merger and thereafter. It is expected that options to purchase Leslie's Delaware Common Stock will be granted to the following individuals at an exercise price of $5.00 per share for options granted under the NQ Option Plan ("NQ Options") and $14.50 per share in the case of options granted under the ISO Option Plan ("ISO Options") (or $15.95 in the case of ISO options granted to any holder of 10% or more of the outstanding Leslie's Delaware Common Stock):

    NAME OF RECIPIENT                         NQ OPTION SHARES ISO OPTION SHARES
    -----------------                         ---------------- -----------------
   Michael J. Fourticq.......................       4,976               --
   Brian P. McDermott........................         --             77,000
   Robert D. Olsen...........................      52,761            50,000
   Other members of management...............      25,862           146,946

  Leslie's Delaware will reserve 83,599 shares of Leslie's Delaware Common Stock for the NQ Option Plan. Under the NQ Option Plan, NQ Options vest immediately. However, Leslie's Delaware (and in some instances Green and certain members of the Hancock Group) will have a right ("Call Option") to repurchase a portion of each NQ Option (and a portion of any shares of Leslie's Delaware Common Stock issued upon the exercise of any NQ Option ("NQ Option Shares")) upon the option holder or stockholder ceasing to provide services to Leslie's Delaware. If the NQ Option holder's service termination occurs prior to the first anniversary of the Effective Date, two-thirds of the NQ Option and two-thirds of any NQ Option Shares may be repurchased; if the termination occurs on or after the first anniversary and before the second anniversary, the Call Option applies to one-third of the NQ Options and NQ Option Shares; and the Call Option will not apply to any NQ Options or NQ Option Shares if termination occurs on or after the second anniversary of the Effective Date. The per share Call Option exercise price is (i) for NQ Options, (x) if the termination is voluntary, the amount by which the Cash Merger Consideration exceeds $5.00, and (y) if the termination is other than voluntary ("Other Termination"), the greater of (A) the amount by which the Cash Merger Consideration exceeds $5.00, or (B) the amount by which the fair market value of a share of the Leslie's Delaware Common Stock on the date of termination, as determined by the Board of Directors of Leslie's Delaware, exceeds $5.00; and (ii) for NQ Option Shares, (x) if the termination is voluntary, the Cash Merger Consideration, and (y) in the case of an Other Termination, the greater of (A) the Cash Merger Consideration, or (B) the fair market value of a share of Leslie's Delaware Common Stock on the date of termination, as determined by the Leslie's Delaware Board of Directors. NQ Options have a term of ten years and remain exercisable without regard to any termination of employment of the holder, subject to the exercise of the Call Option as described above.

  Leslie's Delaware will reserve 273,946 shares of Leslie's Delaware Common Stock for the ISO Option Plan. Under the ISO Option Plan, ISO Options vest in one-third increments on the first, second and third anniversaries of the Effective Date, except for options to purchase 71,647 shares ("Performance Options") which will also be subject to a further vesting condition based upon Leslie's Delaware achieving certain operating and store-opening goals. Options intended to qualify as "incentive stock options" and options not intended to so qualify may be granted under the ISO Option Plan. Pursuant to law, options intended to qualify as "incentive stock options" are subject to limitations on aggregate amounts granted and must be issued to any holder of 10% or more of the issuer's outstanding common stock at 110% of fair market value.

  Vested ISO Options may be exercised for 90 days post termination of employment, except in the case of the death of the option holder, in which case the vested portion may be exercised within twelve months from the date of termination. ISO Options will have a term of ten years.

  Subscription Stock. Immediately after the consummation of the Merger, Mr. Robert D. Olsen, as described above, will purchase 14,768 shares of Leslie's Delaware Common Stock at a price of $14.50 per share, and one or more additional members of the Company's current management will purchase a total of an additional 4,198 shares of Subscription Stock at the same per share price. The shares of Subscription Stock will be subject to the same Call Option as described above for the NQ Option Shares.

  Management Agreement. Pursuant to the terms of a Management Agreement (the "Management Agreement") to be entered into between LCP and Leslie's Delaware,
(i) upon consummation of the Merger Leslie's Delaware will pay LGP a transaction fee in the amount of $1.4 million, one-half of which will be paid to HPA for distribution among HPA, Michael Fourticq, Brian McDermott and Robert Olsen, and
(ii) Leslie's Delaware will agree to pay LGP an annual management fee equal to 1.6% of the total sum invested by Green in Leslie's Delaware.

  Stockholders Agreement. Upon consummation of the Merger, Leslie's Delaware, all holders of Leslie's Delaware Common Stock and of options to purchase Leslie's Delaware Common Stock and Occidental, as the holder of Leslie's Delaware Series A Preferred Stock and warrants to purchase up to 316,092 shares of Leslie's Delaware Common Stock, will become parties to a Stockholders Agreement ("Stockholders Agreement").

  Occidental Supply Agreement. Prior to its purchase of the Debentures, as described above, a wholly-owned subsidiary of Occidental was and continues to be a party to a supply agreement with Leslie's California under which that subsidiary supplies all of the Company's requirements for certain chemical chlorine compounds. It is expected that after the effective date of the Merger Leslie's Delaware and this subsidiary will extend this supply agreement upon terms and conditions that will be mutually satisfactory.

  Indemnification and Insurance. The Merger Agreement requires that the
Company, Leslies Delaware as the surviving corporation in the Reincorporation and Leslie's Delaware as the surviving corporation in the Merger provide indemnification to the current and prior directors and officers of Leslie's California and Leslie's Delaware against costs, expenses, suits, claims and proceedings arising out of or pertaining to, or the approval and consummation of the transactions contemplated by, the Merger Agreement and the Reincorporation Agreement. In addition, Leslie's Delaware is obligated for a period of at least eighteen months from the effective date of the Merger to continue in effect (or provide insurance coverage that, subject to Leslie's Delaware's ability to obtain higher levels of deductibles, is comparable to) the directors and officers liability insurance that is currently in place with respect to claims arising from facts or events which occurred at or before the effective date of the Merger, provided that Leslie's Delaware is not obligated to expend annually more than 150% of the current cost of such coverage.

  Treatment of Stock Options. Certain of the directors and executive officers of Company hold options to purchase the Company's Common Stock that will be terminated upon the effectiveness of the Merger and, as to a portion of which, such persons will receive cash pursuant to the terms of the Merger Agreement. Prior to the effective date of the Merger, the Company's has agreed, pursuant to the terms of the Merger Agreement, to take all necessary action to cancel all outstanding options to purchase the Company's Common Stock, whether or not exercisable. Upon the surrender and cancellation of each such option, unless another arrangement is made with the holder (see "NQ Option Plan and ISO Option Plan" above) each holder thereof shall be entitled to receive an amount in cash equal to the product of (i) the excess of $14.50 over the exercise price per share of Leslie's Delaware Common Stock purchasable pursuant to such option after the same has been converted into an option to purchase Leslie's Delaware Common Stock upon the effectiveness of the Reincorporation and (ii) the number of shares of Leslie's Delaware Common Stock subject to such option at the time of such termination. As of March 27, 1997, there were options outstanding to purchase an aggregate of 974,759 shares of the Company's Common Stock at a weighted average exercise price of $8.66 per share, which options were held by 71 persons.

  The following table sets forth information as to the options outstanding on March 27, 1997 for which cash payment will be received upon consummation of the Merger, and the proceeds to be received upon termination of such options by the members of the Hancock Group and by all directors and executive officers of the Company as a group:

                                 OUTSTANDING            CASH PAYMENT TO BE
                            OPTIONS FOR WHICH CASH        RECEIVED UPON
   NAME                    PAYMENT WILL BE RECEIVED CONSUMMATION OF THE MERGER
   ----                    ------------------------ --------------------------
Michael J. Fourticq.......          12,091                  $   30,252
Brian P. McDermott........         225,794                   1,854,892
Richard H. Hillman........          22,053                     108,503
Robert D. Olsen...........          72,545                     263,797
All directors and
 executive officers as a
 group (10 persons).......         553,042                   3,415,933

  Special Committee. For their service as members of the Special Committee, Messrs. Angeloff and Schmitz each received from the Company the sum of $50,000. No further compensation is payable on a per meeting basis or otherwise for service on the Special Committee, but they will receive a retainer of $1,500 per month and per meeting fee of $750 for meetings of the Board, including those at which the Reincorporation and Merger transactions are considered. These payments to Messrs. Angeloff and Schmitz are not dependent upon the successful consummation of the Reincorporation or Merger. Each of the members of the Special Committee, as an outside director, automatically received stock options to purchase 8,513 shares of the Company's Common Stock, of which options to purchase 5,513 shares are exercisable at $11.50 per share and options to purchase 3,308 shares are exercisable at $12.875 per share. Under the terms of the Merger Agreement, each of these options will, upon consummation of the Merger, be terminated, and Messrs. Angeloff and Schmitz will each receive $21,915.

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

    10.17 Lease between Registrant and Bedford Property Investors, Inc., dated November 26, 1996.
    22.1/(8)/  Subsidiaries of Registrant.
________________
/(1)/ Incorporated herein by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission ("the Commission") on September 15, 1992.
/(2)/ Incorporated herein by reference to the Company's Registration Statement on Form S-1 (No. 33-39412) filed with the Commission on March 15, 1991, as amended by Amendment No. 1 thereto filed on April 17, 1991.
/(3)/ Incorporated herein by reference to the Company's Report on Form 10-Q for the fiscal quarter ended March 31, 1993, filed with the Commission on May 13, 1993.
/(4)/ Incorporated herein by reference to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 1993, filed with the Commission on August 12, 1993.
/(5)/ Incorporated herein by reference to the Company's Report on Form 8-K, filed with the Commission on June 8, 1995.
/(6)/ Incorporated herein by reference to the Company's Report on Form 10-Q for the fiscal quarter ended July 1, 1995, filed with the Commission on August 15, 1995.
/(7)/ Incorporated herein by reference to the Company's Report on Form 10-Q for the fiscal quarter ended September 30, 1995, filed with the Commission on November 15, 1995.
/(8)/ Incorporated herein by reference to the Company's Report on Form 10-K for the fiscal year ended December 30, 1995, as filed with the Commission on March 28, 1996.
/(9)/ Incorporated herein by reference to the Company's Report on Form 10-Q for the fiscal quarter ended September 28, 1996, as filed with the Commission on November 11, 1996.

       (b)  REPORTS ON FORM 8-K

            None.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 8, 1997.


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

           Signature                         Capacity                       Date
           ---------                         --------                       ----

       /s/ Michael J. Fourticq       Chairman of the Board of           May 8, 1997
----------------------------------   Directors
        Michael J. Fourticq

       /s/ Brian P. McDermott        Chief Executive Officer,           May 8, 1997
----------------------------------   President, and Director
         Brian P. McDermott

       /s/ Dann V. Angeloff          Director                           May 8, 1997
----------------------------------
        Dann V. Angeloff

       /s/ John A. Canning, Jr.      Director                           May 8, 1997
----------------------------------
        John A. Canning, Jr.

       /s/ Dr. Dale R. Laurance      Director                           May 8, 1997
----------------------------------
         Dr. Dale R. Laurance

       /s/ Clarence T. Schmitz       Director                           May 8, 1997
----------------------------------
         Clarence T. Schmitz

       /s/ Robert D. Olsen           Chief Financial Officer            May 8, 1997
----------------------------------   and Principal Accounting Officer
         Robert D. Olsen

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
     2.1/(1)/  Stock Purchase Agreement dated as of August 31, 1992 among
               Registrant, Philip Leslie ("Leslie") and Sander Bass ("Bass")
     3.1/(2)/  Restated Articles of Incorporation
     3.2/(2)/  Bylaws
    10.1/(2)/  Form of Stock Option Agreement between Registrant and the individuals set forth on the schedule thereto.
    10.2/(2)/  1990 Stock Option Plan, and forms of Incentive Stock Option
               Agreement and Nonstatutory Stock Option Agreement.
    10.3/(2)/  Lease for distribution center in Dallas, Texas, dated August 15,
               1990, between Registrant and Adams Property Associates.
    10.4/(2)/  Form of Indemnification Agreement.
    10.5/(3)/  1992 Directors' Incentive Stock Option Plan, and form of Stock
               Option Agreement
    10.6/(3)/  Severance Agreement, dated August 21, 1992, between Registrant and Murray H. Dashe.
    10.7/(3)/  Noncompetition Agreement, dated August 31, 1992, among Sandy's
               Pool Supply, Inc. ("Sandy's"), Leslie and Registrant.
    10.8/(3)/  Noncompetition Agreement, dated August 31, 1992, among Sandy's,
               Bass and Registrant.
    10.9/(3)/  Stock Option Agreement, dated September 21, 1992, between
               Registrant and Murray H. Dashe.
    10.10/(4)/ Stock Option Agreement, dated May 3, 1993, between Registrant and
               Robert D. Olsen.
    10.11/(5)/ Debenture Purchase Agreement dated as of May 25, 1995 by and between Registrant and Occidental Petroleum Corporation, a
               Delaware corporation.
    10.12/(6)/ Second Amended and Restated Credit Agreement between Registrant and Wells Fargo Bank, N.A. ("Wells Fargo") dated June 30, 1995.
    10.13/(7)/ First Amendment to Second Amended and Restated Credit Agreement
               between Registrant and Wells Fargo, dated October 1, 1995.
    10.14/(8)/ Second Amendment to Second Amended and Restated Credit Agreement
               between Registrant and Wells Fargo, dated November 30, 1995.
    10.15/(8)/ Third Amendment to Second Amended and Restated Credit Agreement
               between Registrant and Wells Fargo, dated February 23, 1996.
    10.16/(9)/ Lease between Registrant and Striks Properties dated August 21,
               1996.
    10.17      Lease between Registrant and Bedford Property Investors, Inc., dated November 26, 1996.
    22.1/(8)/  Subsidiaries of Registrant.

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