Form 10-Q
period 1997-03-29
LESLIES POOLMART
filed 1997-05-12
CIK 866048

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 29, 1997.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to _________________

Commission file number 0-19096

                               LESLIE'S POOLMART
            (Exact name of registrant as specified in its charter)

           California                                         93-0976447
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

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

              As of May 5, 1997 the number of outstanding shares
                of the Registrant's common stock was 6,554,672.

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               LESLIE'S POOLMART
                               -----------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                             March 29,    December 28,
                                               1997           1996
                                            -----------   ------------
ASSETS                                      (UNAUDITED)
------                                      -----------

CASH                                          $    133         $    87
RECEIVABLES, NET                                 2,900           2,550
INVENTORIES, NET                                56,552          33,948
PREPAID EXPENSES                                 2,650           1,693
DEFERRED TAX ASSETS                              2,602           2,602
DEFERRED INCOME TAX CHARGE                       4,326             ---
                                              --------         -------
      TOTAL CURRENT ASSETS                      69,163          40,880


PROPERTY, PLANT AND EQUIPMENT, NET              35,557          33,307
GOODWILL, NET                                    8,235           8,298
OTHER ASSETS                                       701             672
                                              --------         -------
                                              $113,656         $83,157
                                              ========         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

ACCOUNTS PAYABLE                                36,554         $ 6,055
ACCRUED LIABILITIES                              5,651           4,480
LINE-OF-CREDIT BORROWINGS                         ----          15,440
CURRENT PORTION OF LONG-TERM DEBT                  131           2,187
                                              --------         -------
      TOTAL CURRENT LIABILITIES                 42,336          28,162

DEFERRED INCOME TAXES                            3,099           3,099
LONG-TERM DEBT, NET OF CURRENT PORTION          27,986           5,581
CONVERTIBLE SUBORDINATED DEBENTURE              10,000          10,000

SHAREHOLDERS' EQUITY
--------------------

COMMON STOCK                                    32,646          32,625
RETAINED (DEFICIT) EARNINGS                     (2,411)          3,690

      TOTAL SHAREHOLDERS'EQUITY                 30,235          36,315
                                              --------         -------

                                              $113,656         $83,157
                                              ========         =======

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                               LESLIE'S POOLMART
                               -----------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  Three Months Ended
                                                -----------------------
                                                 March 29,    March 30,
                                                   1997         1996
                                                 ---------    ---------
SALES                                             $ 23,816     $18,064
COST OF SALES                                       18,254      13,806
                                                  --------     -------

 GROSS PROFIT                                        5,562       4,258

SELLING, GENERAL & ADMINISTRATIVE EXPENSES          15,126      12,804
AMORTIZATION OF ACQUISITION COSTS                       64          64
                                                  --------     -------

 LOSS FROM OPERATIONS                               (9,628)     (8,610)

INTEREST EXPENSE                                       799         834
                                                  --------     -------

LOSS BEFORE INCOME TAX BENEFIT                     (10,427)     (9,444)

INCOME TAX BENEFIT                                   4,326       3,919
                                                  --------     -------

   NET LOSS                                       $ (6,101)    $(5,525)
                                                  ========     =======

NET LOSS PER SHARE OF COMMON STOCK                $   (.90)    $  (.82)
                                                  ========     =======

WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING AND
  COMMON STOCK EQUIVALENTS                           6,789       6,769


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               LESLIE'S POOLMART
                               -----------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                       Three Months Ended
                                                     ----------------------
                                                     March 29,    March 30,
                                                       1997         1996
                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

NET LOSS                                             $(6,101)     $(5,525)

ADJUSTMENTS TO RECONCILE NET LOSS TO
   NET CASH USED IN OPERATING ACTIVITIES:

DEPRECIATION AND AMORTIZATION                          1,314        1,057

LOSS ON DISPOSITION OF FIXED ASSETS                       71          ---

INCOME TAX BENEFIT                                    (4,326)      (3,919)

NET CHANGE IN RECEIVABLES,                             8,716        4,627
   INVENTORY AND PAYABLES

OTHER, NET                                              (987)        (324)
                                                     -------      -------

    NET CASH USED IN OPERATING ACTIVITIES             (1,313)      (4,084)
                                                     -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

PURCHASE OF PROPERTY, PLANT AND EQUIPMENT             (4,739)      (2,393)

PROCEEDS FROM DISPOSITIONS OF PROPERTY,
   PLANT AND EQUIPMENT                                 1,168          ---
                                                     -------      -------

    NET CASH USED IN INVESTING ACTIVITIES             (3,571)      (2,393)
                                                     -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

NET LINE-OF-CREDIT BORROWINGS                          4,929        6,412
PAYMENTS OF LONG-TERM DEBT                               (20)         ---
PROCEEDS FROM ISSUANCE OF COMMON STOCK                    21           73
                                                     -------      -------

    NET CASH PROVIDED BY FINANCING ACTIVITIES          4,930        6,485
                                                     -------      -------

NET INCREASE IN CASH                                      46            8
CASH AT BEGINNING OF PERIOD                               87           74
                                                     -------      -------

CASH AT END OF PERIOD                                $   133      $    82
                                                     =======      =======

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               LESLIE'S POOLMART

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 29, 1997
                                  (UNAUDITED)


(1) PRESENTATION OF FINANCIAL INFORMATION

    The financial statements included herein have been prepared by Leslie's Poolmart (the "Company"), without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three month periods ended March 29, 1997 and March 30, 1996 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading.

    The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1997. This document contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 28, 1996 and for the year then ended. The results of operations for the three months ended March 29, 1997 and March 30, 1996 are not indicative of the results for a full year.

(2) ORGANIZATION AND OPERATIONS

    Leslie's Poolmart is a specialty retailer of swimming pool supplies and related products. The Company currently markets its products under the trade name Leslie's Swimming Pool Supplies through 278 retail stores in 27 states and through mail order catalogs sent to selected swimming pool owners. The Company also repackages certain bulk chemical products for retail sale. The Company's business is highly seasonal as the majority of its sales (79% in 1996 and 1995) and all of its operating profits are generated in the second and third quarters.

(3) INVENTORIES

    Inventories consist of the following:

                                            March 29,     March 30,
                                               1997          1996
                                            ---------     ---------
                                                  (in thousands)
    Raw materials and supplies                    2,007       3,120
    Finished goods                               54,545      51,610
                                                -------     -------

    Total Inventories                           $56,552     $54,730
                                                =======     =======

(4) RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1997, the FASB issued SFAS No. 128, "Earnings per Share" (SFAS 128) and SFAS No. 129, "Disclosure of Information about Capital Structure" (SFAS
    129). SFAS 128 revises and simplifies the computation for earnings per share and requires certain additional disclosures. SFAS 129 requires additional disclosures regarding the Company's capital structure. Both standards will be adopted in the fourth quarter of fiscal 1997. Management does not expect the adoption of these standards to have a material effect on the Company's financial position or results of operations.

(5) PROPOSED REINCORPORATION AND MERGER

      On February 26, 1997, the Company's Board of Directors approved an Agreement of Merger providing for the reincorporation of the Company in Delaware by merger into a wholly-owned subsidiary, and an Agreement and Plan of Merger providing for the merger of Poolmart USA Inc., a newly-formed corporation, with and into the Company. Following consummation of the reincorporation and upon effectiveness of the subsequent merger, (i) each outstanding share of common stock of the Company would be converted into $14.50 cash (other than 359,505 shares owned primarily by members of management, including Michael Fourticq, the Chairman of the Company, and Brian McDermott, the President and CEO of the Company and other than shares as to which the holders perfect dissenters' rights) and (ii) outstanding options covering approximately 846,000 shares of common stock, including those not yet vested, would be cancelled for payment of the difference between the exercise price and $14.50 per share. The total value of the shares and options at the transaction price of $14.50 approximates $101 million. The proposed mergers are subject to various conditions, including financing and approval by the Company's shareholders. The shareholders are expected to vote on June 10, 1997.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      OVERVIEW

      Leslie's Poolmart is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company currently markets its products through 278 Company-owned retail stores in 27 states and through a nationwide mail order catalog. Leslie's is vertically integrated, operating a chemical repackaging facility in Ontario, California. It supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; and Bridgeport, New Jersey.

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

      RESULTS OF OPERATIONS

      In the first quarter ended March 29, 1997, the Company reported a net loss of $6,101,000 or $.90 per share, as compared to a net loss of $5,525,000 or $.82 per share for the first quarter of 1996. During the quarter 11 new stores were opened and 2 stores were closed, bringing the total store count to 278 on March 29, 1997. The Company historically incurs a net loss in the first quarter of the year and generally expects such losses to grow as new stores continue to be added at a significant rate.

      1997 compared to 1996:

                                             Sales
                                     ---------------------
                                         (In thousands)
                                      Three Months Ended
                                     ---------------------
                                     March 29,   March 30,
                                        1997      1996
                                     ---------   ---------

      Retail Stores                  $22,134     $16,461
      Mail Order                         794         757
      Service Departments                888         846
                                     -------     -------
                                     $23,816     $18,064

      Sales for the first quarter increased 31.8% over the first quarter of 1996. Retail store sales grew 34.5% for the three-month period due to an increase in the total number of stores in operation in 1997 versus 1996 as well as a comparable store sales increase of 20.8%. The increase in comparable store sales is primarily the result of the maturing of the new stores opened over the last several years, and continued growth in commercial sales. Commercial sales increased 21% in the first quarter of 1997 compared to the same period last year. Additionally, in the Southern California market, the Company is testing the operation of its service technicians out of the local stores, and as a result, is reflecting these service sales in the retail store sales total. This added approximately 2.0% to the first quarter comparable store sales growth.

      Mail order catalog sales in the first quarter increased 4.9% compared to the first quarter of the prior year on increased residential mail order sales, resulting from an expanded catalog mailing in 1997 and generally favorable weather. Service Department sales increased 5.0% in the first quarter, reflecting strong growth in the Texas service centers, offset by the reclassification of the Southern California service sales to retail store sales.

      Gross profit for the three months ended March 29, 1997 equaled $5,562,000 or 23.4% of sales, .2% of sales lower than was reported in the first quarter of 1996. The lower gross margin is primarily due to increased promotional activity in 1997 supporting new store openings, offset by lower rent expense as a percentage of sales due to the decrease in the number of new stores opened in 1997 versus 1996.

      In the first quarter of 1997, selling, general and administrative expenses equaled $15,126,000, an increase of 18.1% over the same period of last year. This increase is the result of higher store expenses and increased corporate overhead costs required to support the continued growth in the number of stores.

      Interest expense equalled $799,000 in the first quarter of 1997, down slightly from $834,000 in the same period last year. The lower interest expense was primarily the result of decreased borrowings due to improved working capital management in the first quarter of 1997.

      FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Changes in Financial Condition

      Between December 28, 1996 and March 29, 1997, total current assets increased $28,283,000 principally the result of inventory which increased $22,604,000 during the period. The inventory increase results from the seasonal nature of the Company's business and the new stores opened in 1997.

      Over the same period, current liabilities increased $14,174,000, largely due to a $30,499,000 increase in accounts payable, offset by the reclassification of $15,440,000 line of credit borrowings to long-term debt. The increase in account payable related primarily to favorable dating terms on trade payables extended by vendors to support the seasonal inventory buildup.

      Liquidity and Capital Resources

      In the first quarter of 1997, net cash used in operating activities was $1,313,000 compared with $4,084,000 in first quarter of the prior year.
      In the first quarter, cash is typically used to finance operating losses experienced prior to the Company's peak selling season. The impact of the increased operating loss in 1997 was offset by reduced working capital requirements in 1997 relative to 1996.

      For the first quarter, cash used in investing activities was $3,571,000 compared with $2,393,000 in the first quarter of the prior year. This increase results from increased capital expenditures in 1997 as compared to 1996, primarily due to opening the 1997 new stores earlier in the season as compared to the last several years. Also, in the first quarter of 1997, two retail store properties were sold generating proceeds totaling approximately $1,168,000.

      Cash provided by financing activities was $4,930,000 in the first quarter of 1997 compared with $6,485,000 in the first quarter of 1996. Borrowings increased primarily to finance the usual first quarter operating loss and capital expenditures associated with the continued new store openings.

      In January of 1997 the Company amended its credit agreement with Wells Fargo Bank to consolidate the existing line of credit facility, the project financing facility, and the term loan into one expanded $38,000,000 line of credit facility. The term of the expanded line of credit facility was extended through February 16, 2000 and as a result, the line of credit has been classified as long-term debt on the March 29, 1997 balance sheet. Interest accrues at the lender's reference rate (8.5% at March 29, 1997) or at LIBOR plus 1.75% at the Company's election.

      On February 26, 1997, the Company's Board of Directors approved an Agreement of Merger providing for the reincorporation of the Company in Delaware by merger into a wholly-owned subsidiary, and an Agreement and Plan of Merger providing for the merger of Poolmart USA Inc., a newly-formed corporation, with and into the Company. Following consummation of the reincorporation and upon effectiveness of the subsequent merger, (i) each outstanding share of common stock of the Company would be converted into $14.50 cash (other than 359,505 shares owned primarily by members of management, including Michael Fourticq, the Chairman of the Company, and Brian McDermott, the President and CEO of the Company and other than shares as to which the holders perfect dissenters' rights) and (ii) outstanding options covering approximately 846,000 shares of common stock, including those not yet vested, would be cancelled for payment of the difference between the exercise price and $14.50 per share. The total value of the shares and options at the transaction price of $14.50 approximates $101 million. The proposed mergers are subject to various conditions, including financing and approval by the Company's shareholders. The shareholders are expected to vote on June 10, 1997.

      The Company believes that its internally generated funds, as well as its borrowing capacity, are adequate to meet its working capital needs, maturing obligations and capital expenditure requirements, including those relating to the opening of new stores.

                          PART II.  OTHER INFORMATION

ITEM 5: OTHER INFORMATION

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LESLIE'S POOLMART



Date:  May 12, 1997                    /s/ Robert D. Olsen
                                       ---------------------------------
                                       Robert D. Olsen
                                       Chief Financial Officer