Form 10-Q
period 1997-06-28
LESLIES POOLMART INC
filed 1997-09-05
CIK 866048

===============================================================================

                                 UNITED STATES



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 28, 1997.


                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to __________________


  Commission file number 0-18741



                            LESLIE'S POOLMART, INC.
            (Exact name of registrant as specified in its charter)



                 Delaware                              95-4620298
       (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
        Incorporation or Organization)

            20630 Plummer Street, Chatsworth, California     91311
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
    Yes  X    No
        ----     ---

    Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
    plan confirmed by a court.  Yes          No
                                    ---         ---


                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

   As of August 25, 1997 the number of outstanding shares of the Registrant's common stock was 1,433,643.



                  This report on Form 10-Q contains 12 pages.

                     The index to exhibits is on page 12.
===============================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                            LESLIE'S POOLMART, INC.
                            -----------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                              June 28,    December 28,
                                                1997          1996
                                             -----------  ------------
ASSETS                                       (UNAUDITED)
- ------
CASH                                         $   7,603    $      87
RECEIVABLES, NET                                 5,248        2,550
INVENTORIES, NET                                53,527       33,948
PREPAID EXPENSES                                 1,367        1,693
DEFERRED TAX ASSETS                              2,602        2,602
                                             ---------    ---------
      TOTAL CURRENT ASSETS                      70,347       40,880

PROPERTY, PLANT AND EQUIPMENT, NET              35,902       33,307
GOODWILL, NET                                    8,171        8,298
DEFERRED FINANCING COSTS                         3,507           --
OTHER ASSETS                                       729          672
                                             ---------    ---------
                                             $ 118,656    $  83,157
                                             =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

ACCOUNTS PAYABLE                             $  27,268    $   6,055
ACCRUED LIABILITIES                              6,304        4,480
LINE-OF-CREDIT BORROWINGS                           --       15,440
CURRENT PORTION OF LONG-TERM DEBT                  131        2,187
INCOME TAXES                                     4,081           --
                                             ---------    ---------
      TOTAL CURRENT LIABILITIES                 39,914       28,162

DEFERRED INCOME TAXES                            3,099        3,099
LONG-TERM DEBT, NET OF CURRENT PORTION           1,377        5,581
SENIOR NOTES                                    90,000           --
CONVERTIBLE SUBORDINATED DEBENTURE                  --       10,000

PREFERRED STOCK                                 25,037           --


SHAREHOLDERS' EQUITY
- --------------------

COMMON STOCK                                   (46,983)      32,625
RETAINED EARNINGS                                6,212        3,690
                                             ---------    ---------
      TOTAL SHAREHOLDERS' (DEFICIT) EQUITY     (40,771)      36,315
                                             $ 118,656    $  83,157
                                             =========    =========



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            LESLIE'S POOLMART, INC.
                            -----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


                                               Three Months Ended
                                             -----------------------
                                              June 28,     June 29,
                                                 1997        1996
                                             ----------   ----------
SALES                                        $   98,034   $   88,835
COST OF SALES                                    57,176       50,599
                                             ----------   ----------
   GROSS PROFIT                                  40,858       38,236

SELLING, GENERAL & ADMINISTRATIVE EXPENSES       23,788       20,908
LOSS ON DISPOSITION OF FIXED ASSETS                 201           --
RECAPITALIZATION COSTS                              794           --
AMORTIZATION OF ACQUISITION COSTS                    63           63
                                             ----------   ----------
   INCOME FROM OPERATIONS                        16,012       17,265

INTEREST EXPENSE                                    948          756
                                             ----------   ----------
INCOME BEFORE INCOME TAXES                       15,064       16,509

INCOME TAX PROVISION                              6,288        6,851
                                             ----------   ----------
 NET INCOME                                  $    8,776   $    9,658
                                             ==========   ==========
NET INCOME PER SHARE OF COMMON STOCK         $     3.92   $     1.41
 (Pro Forma for the three months ended       ==========   ==========
  June 28, 1997)

WEIGHTED AVERAGE NUMBER OF SHARES OF
 COMMON STOCK OUTSTANDING AND
 COMMON STOCK EQUIVALENTS                     1,804,507    6,866,985


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.
                            -----------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                                  Six Months Ended
                                             --------------------------
                                                June 28,     June 29,
                                                 1997          1996
                                             -----------    -----------
SALES                                        $   121,850    $   106,899
COST OF SALES                                     75,430         64,405
                                             -----------    -----------
 GROSS PROFIT                                     46,420         42,494

SELLING, GENERAL & ADMINISTRATIVE EXPENSES        38,843         33,712
LOSS ON DISPOSITION OF FIXED ASSETS                  272             --
RECAPITALIZATION COSTS                               794             --
AMORTIZATION OF ACQUISITION COSTS                    127            127
                                             -----------    -----------
 INCOME FROM OPERATIONS                            6,384          8,655

INTEREST EXPENSE                                   1,747          1,590
                                             -----------    -----------
INCOME BEFORE INCOME TAXES                         4,637          7,065

INCOME TAX PROVISION                               1,962          2,932
                                             -----------    -----------
   NET INCOME                                $     2,675    $     4,133
                                             ===========    ===========
NET (LOSS) INCOME PER SHARE OF COMMON STOCK  $      (.52)   $       .61
 (Pro Forma for the six months ended         ===========    ===========
  June 28, 1997)


WEIGHTED AVERAGE NUMBER OF SHARES OF
 COMMON STOCK OUTSTANDING AND
 COMMON STOCK EQUIVALENTS                      1,433,643      6,821,833


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            LESLIE'S POOLMART, INC.
                            -----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                  Six Months Ended
                                                --------------------
                                                 June 28,   June 29,
                                                    1997      1996
                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
- ------------------------------------

NET INCOME                                      $  2,675    $  4,133

ADJUSTMENTS TO RECONCILE NET INCOME TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION                      2,699       2,227

LOSS ON DISPOSITION OF FIXED ASSETS                  272          --

NET CHANGE IN RECEIVABLES, INVENTORY,
   PAYABLES, ACCRUED LIABILITIES AND
    INCOME TAXES                                   6,971       8,714

OTHER, NET                                           269        (806)
                                                --------    --------
 NET CASH PROVIDED BY OPERATING ACTIVITIES        12,886      14,268
                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
- ------------------------------------

PURCHASE OF PROPERTY, PLANT AND EQUIPMENT         (6,586)     (5,849)
PROCEEDS FROM DISPOSITIONS OF PROPERTY, PLANT
 AND EQUIPMENT                                     1,173          --
                                                --------    --------
 NET CASH USED IN INVESTING ACTIVITIES            (5,413)     (5,849)
                                                --------    --------



CASH FLOWS FROM FINANCING ACTIVITIES
- ------------------------------------

NET LINE-OF-CREDIT PAYMENTS                      (15,440)     (8,190)
PROCEEDS FROM ISSUANCE OF SENIOR NOTES            90,000          --
PAYMENTS OF LONG-TERM DEBT                       (16,260)       (459)
PAYMENT OF DEFERRED FINANCING COSTS               (3,533)         --
PURCHASE OF COMMON STOCK                         (94,300)         --
PROCEEDS FROM ISSUANCE OF PREFERRED
   AND COMMON STOCK, NET                          39,576         279
                                                --------    --------
 NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                               43      (8,370)
                                                --------    --------
NET INCREASE IN CASH                               7,516          49
CASH AT BEGINNING OF PERIOD                           87          74
                                                --------    --------
CASH AT END OF PERIOD                           $  7,603    $    123
                                                ========    ========



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 28, 1997
                                  (UNAUDITED)

(1)  PRESENTATION OF FINANCIAL INFORMATION

    The condensed consolidated financial statements included herein have been prepared by Leslie's Poolmart, Inc. (the "Company"), without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and six month periods ended June 28, 1997 and June 29, 1996 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading.

    The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the 1996 Annual Report on Form 10-K for Leslie's Poolmart, a California corporation ("Leslie's California") filed with the Securities and Exchange Commission on March 27, 1997. This document contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 28, 1996 and for the year then ended. The results of operations for the six months ended June 28, 1997 and June 29, 1996 are not indicative of the results for a full year.

(2)  ORGANIZATION AND OPERATIONS

    Leslie's Poolmart, Inc. is a specialty retailer of swimming pool supplies and related products. The Company currently markets its products under the trade name Leslie's Swimming Pool Supplies through 278 retail stores in 27 states and through mail order catalogs sent to selected swimming pool owners. The Company also repackages certain bulk chemical products for retail sale. The Company's business is highly seasonal as the majority of its sales (79% in 1996 and 1995) and all of its operating profits are generated in the second and third quarters.

    On June 11, 1997 Leslie's California reincorporated in Delaware by merger into a wholly-owned Delaware subsidiary (the "Reincorporation), and merged Poolmart USA Inc., a newly-formed corporation, with and into the Company (the "Recapitalization"). As a result of the Recapitalization, (i) each outstanding share of common stock of Leslie's California was converted into $14.50 cash (other than 359,505 shares owned primarily by members of management, including Michael Fourticq, the Chairman of the Company, and Brian McDermott, the President and CEO of the Company); and (ii) outstanding options covering approximately 846,000 shares of common stock, including those not yet vested, were retired upon for payment of the difference between the exercise price and $14.50 per share. The total value of the shares and options approximated $101 million.

    In order to finance the repurchase of the outstanding common shares and options, the Company issued $90,000,000 of its 10.375 percent Senior Notes and sold 1,074,138 shares of its common stock for net proceeds of $15,575,000. As indicated above, certain directors and members of management converted some of the Leslie's California common shares which they owned into shares of the Company's common stock.

    Also in connection with the Recapitalization, the Company issued 28,000 shares of its Series A Preferred Stock of the Company, par value $0.001 per share, at $1,000 per share for a total consideration of $28,000,000, consisting of cash and an exchange of the $10,000,000 principal amount of Convertible Subordinated Debentures of Leslie's California held by Occidental Petroleum Corporation. In connection with this transaction, Occidental received Warrants to purchase up to 15.0% of the shares of the Company's common stock at a purchase price of $0.01 per share (subject to adjustment) for a period of ten years.

    Subsequent to the Recapitalization, the Company issued stock options to certain members of management. The difference between the fair market value of the options and the option price has been recorded as recapitalization costs in the accompanying financial statements.

(3) INVENTORIES

    Inventories consist of the following:

                                    June 28,   June 29,
                                      1997       1996
                                    --------   --------
    Raw materials and supplies       $ 2,071    $ 1,964
    Finished goods                    51,456     48,133
                                     -------    -------
    Total Inventories                $53,527    $50,097
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

(5) EARNINGS PER SHARE

    Due to the significant change in the Company's capital structure as a result of the Recapitilization, the Company's earnings per share calculation is presented for the three month and six month periods ended on June 28, 1997 on a pro forma basis. The pro forma presentation reflects (i) the common stock and common stock equivalents outstanding after the Recapitalization as if they were outstanding for the entire three or six month periods, as applicable; (ii) the new debt and equity balances and the resulting interest expense, net of income tax benefits, as if the Recapitalization occurred on December 29, 1996; and (iii) the preferred stock dividends and related discount amortization from the beginning of the period to the Recapitilization date. The earnings per share calculations for periods prior to January 1, 1997 are not presented as such amounts are not meaningful due to the significant change in the Company's capital structure.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    OVERVIEW

    Leslie's Poolmart, Inc. is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company currently markets its products through 278 Company-owned retail stores in 27 states and through a nationwide mail order catalog. Leslie's is vertically integrated, operating a chemical repackaging facility in Ontario, California. It supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; and Bridgeport, New Jersey.

    On June 11, 1997 Leslie's California reincorporated in Delaware by merger into a wholly-owned Delaware subsidiary (the "Reincorporation), and merged Poolmart USA Inc., a newly-formed corporation, with and into the Company (the "Recapitalization"). As a result of the Recapitalization, (i) each outstanding share of common stock of Leslie's California was converted into $14.50 cash (other than 359,505 shares owned primarily by members of management, including Michael Fourticq, the Chairman of the Company, and Brian McDermott, the President and CEO of the Company); and (ii) outstanding options covering approximately 846,000 shares of common stock, including those not yet vested, were retired upon for payment of the difference between the exercise price and $14.50 per share. The total value of the shares and options approximated $101 million.

    In order to finance the repurchase of the outstanding common shares and options, the Company issued $90,000,000 of its 10.375 percent Senior Notes and sold 1,074,138 shares of its common stock for net proceeds of $15,575,000. As indicated above, certain directors and members of management converted some of the Leslie's California common shares which they owned into shares of the Company's common stock.

    Also in connection with the Recapitalization, the Company issued 28,000 shares of its Series A Preferred Stock of the Company, par value $0.001 per share, at $1,000 per share for a total consideration of $28,000,000 consisting of cash and an exchange of the $10,000,000 principal amount of Convertible Subordinated Debentures of Leslie's California held by Occidental Petroleum Corporation. In connection with this transaction, Occidental received Warrants to purchase up to 15.0% of the shares of the Company's common stock at a purchase price of $0.01 per share (subject to adjustment) for a period of ten years.

    Subsequent to the Recapitalization, the Company issued stock options to certain members of management. The difference between the fair market value of the options and the option price has been recorded as recapitalization costs in the accompanying financial statements.

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

    RESULTS OF OPERATIONS

                                              Sales
                             ---------------------------------------
                                         (in thousands)

                             Three Months Ended    Six Months Ended
                             ------------------  -------------------
                             June 28,  June 29,  June 28,   June 29,
                               1997      1996       1997      1996
                             --------  --------  --------   --------
    Retail                   $93,448   $83,436   $115,582   $ 99,897
    Mail Order                 2,927     3,764      3,721      4,521
    Service Departments        1,659     1,635      2,547      2,481
                             -------   -------   --------   --------
      Total Sales            $98,034   $88,835   $121,850   $106,899


    Sales for the second quarter ended June 28, 1997 increased 10.4% over the second quarter of 1996, bringing the year-to-date sales growth to 14.0%. Retail sales grew 12.0% in the second quarter and 15.7% year-to-date, reflecting an increase in the total number of Company stores in operation as well as comparable store sales gains of 6.6% for the quarter and 9.6% for the year-to-date period. Since December 28, 1996, 23 new stores have been opened and 4 stores were closed bringing the total store count to 278 as of June 28, 1997.

    The increase in comparable store sales resulted from the maturing of new stores opened over the last several years, and from continued growth of commercial sales. In total, commercial sales grew by 15.6% in the second quarter and 17.9% for the year-to-date period as compared to last year. Additionally, in the Southern California market, the Company is testing the operations of its service technicians out of the local stores, and as a result, is reflecting these service sales in the retail store sales total. This increased the comparable store sales gains by approximately 1.0% in the second quarter, and 1.2% year-to-date.

    Mail order catalog sales declined 22.2% in the second quarter and 17.7% year-to-date as compared to prior year. New store openings in a number of strong mail order markets continue to cannibalize mail order sales this
    year.   Service Department sales increased 1.5% in the second quarter, and
    2.7% year-to-date, reflecting strong growth in the Texas service centers, offset by the reclassification of the Southern California service sales to the retail store sales.

    The gross margin for the three months ended June 28, 1997 equaled 41.7%, 1.3% of sales lower than was reported in the second quarter of 1996. This brings the year-to-date gross margin to 38.1%, 1.7% of sales lower than the first half of 1996. Gross profit represents sales less the cost of services and purchased goods, chemical repackaging costs, and non-administrative occupancy costs. The gross margin decline in 1997 is largely attributable to increased promotional activity, including increased retail price discounting in 1997 associated with the grand opening of new stores, and to an increase in store rent expense as a percentage of sales. Store rent expense increased in 1997 with the addition of the 24 new stores opened for the 1997 selling season.

    In the second quarter of 1997, selling, general and administrative expenses equaled $23,788,000, a 13.8% increase above the $20,908,000 incurred in the second quarter of 1996. This brings the year-to-date selling, general and administrative expenses to $38,843,000, up 15.2% over the prior year. The 15.2% year-to-date growth in selling, general and administrative expenses reflects higher operating expenses associated with the increased sales and the addition of 24 stores in 1997.

    Interest expense equalled $948,000 in the second quarter of 1997, and $1,747,000 year-to-date, up from $756,000 and $1,590,000 in the same fiscal periods in 1996. The higher interest expense was primarily due to increased borrowings in June of 1997 resulting from the completion of the Recapitalization transaction and the related issuance of the $90,000,000 in Senior Notes.

    As a result of the modest 10.4% total sales growth and lower gross margins in the second quarter of 1997, an EBITDA of $18,367,000 was reported for the quarter as compared to $18,534,000 in the very strong second quarter of 1996. This brings the year-to-date EBITDA to $10,124,000 in 1997 as compared to $10,970,000 in the first six months of 1996. EBITDA represents earnings before interest, taxes, depreciation and amortization, fixed asset writeoffs, LIFO inventory adjustments, and any costs related to the recent Recapitalization transaction.

    FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    CHANGES IN FINANCIAL CONDITION

    Between December 28, 1996 and June 28, 1997, total current assets increased $29,467,000, principally the result of inventory which increased $19,579,000, and cash, which increased $7,516,000 during the period. The inventory increase resulted primarily from the seasonal nature of the Company's business, and the increased number of stores in operation in 1997. The increased cash balance in June is a result of the new capital structure created in the Recapitalization transaction.

    Over the same period, current liabilities increased $11,752,000, largely due to a $21,213,000 increase in accounts payable relating primarily to favorable dating terms on trade payables extended by vendors supporting the seasonal inventory build up. Partially offsetting the accounts payable increase was a $15,440,000 reduction in the line of credit borrowings resulting from the positive cash flow from operations and from the Company's new capital structure established with the Recapitalization.

    LIQUIDITY AND CAPITAL RESOURCES

    For the first two quarters ending June 28, 1997, net cash provided by operating activities was $12,886,000 compared with $14,268,000 in the first half of the prior year. Lower earnings and slightly higher working capital requirements produced the slightly lower cash flow from operating activities in 1997.

    For the first six months ended June 28, 1997, cash used in investing activities was $5,413,000 compared with $5,849,000 in the first two quarters of the prior year. This decrease results from increased capital expenditures in 1997 as compared to 1996, which was more than offset by proceeds from the sale of several properties in 1997. The relocation of the Company's corporate offices and southern California distribution and repackaging operations to new facilities in 1997 produced the increased capital spending in 1997.

    Cash provided by financing activities was $43,000 in the first six months of 1997 compared with cash used of $8,370,000 in the first half of 1996. In the second quarter of 1997, the Recapitalization transaction was completed creating a new and significantly different capital structure for the Company. The cash provided by financing activities in 1997 reflects this change.

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

PART II. OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       11.1    Computation of Pro Forma Net Income/Loss Per Common Share

       27.     Financial Data Schedule

(b) Reports on Form 8-K

       None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            LESLIE'S POOLMART, INC.



Date:  September 5, 1997                    /s/ Robert D. Olsen
                                            ---------------------------------
                                            Robert D. Olsen
                                            Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.        Description
- -----------        -----------

11.1               Computation of Pro Forma Net Income/Loss Per Common Share

27                 Financial Data Schedule