Form 10-KT
period 1997-09-27
LESLIES POOLMART INC
filed 1997-12-22
CIK 866048

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K
                               ----------------
  (MARK ONE)
     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                                       OR

  X TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM DECEMBER 29, 1996 TO SEPTEMBER 27, 1997

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

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 993-4212

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK:  NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: X

     The aggregate value of the voting stock held by non-affiliates of the Registrant on December 19, 1997 was $769,979.



                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

     The number of outstanding shares of the Registrant's Common Stock on December 19, 1997 was 1,433,643.
================================================================================

                                     PART I

ITEM 1.   BUSINESS

  Leslie's Poolmart, Inc. ("Leslie's" or the "Company") is the leading national specialty retailer of swimming pool supplies and related products. These products primarily consist of regularly purchased, non-discretionary pool maintenance items such as chemicals, equipment, cleaning accessories and parts, and also include fun, safety and fitness-oriented recreational items. The Company currently markets its products under the trade name Leslie's Swimming Pool Supplies through 278 company-owned retail stores in 27 states and through mail order catalogs sent to selected pool owners nationwide.

  The Company provides its customers a comprehensive selection of high quality products, competitive every day low prices ("EDLP") and superior customer service through knowledgeable and responsive sales personnel who offer a high level of technical assistance at convenient store locations. The EDLP offered by the Company are comparable to or better than those offered by any of its competitors, including mass merchandisers and home centers. The typical Leslie's store contains 4,000 square feet of space, is located either in a strip center or on a freestanding site in an area of heavy retail activity, and draws its customers primarily from an approximately three-mile trade area. The Company maintains a proprietary mailing list of more than 4.5 million addresses, including approximately 90% of the residential in-ground pools in the U.S. This highly focused list of target customers is central to the Company's direct mail marketing efforts, which support both its retail store and mail order operations. Management believes that the Leslie's name is one of the most recognized brands in pool supplies and represents an image of quality to consumers. In fiscal 1997, Leslie's brand name products accounted for approximately 60% of the Company's total sales.

  Leslie's successful execution of its business strategy has generated a 34-year history of consistently increasing sales. Management intends to continue increasing sales and profits by further expanding its store base at the rate of 12% to 15% annually and continuing to achieve positive comparable store sales increases. The Company attributes its strong historical results and its positive outlook for growth and profitability to the following factors:

  Leadership Position in a Highly Fragmented Market.   Leslie's current store
count of 278 locations is approximately equal to the sum of the next fifteen largest specialty retail competitors combined. However, despite its large relative size, Leslie's presently accounts for only approximately 5% of the estimated $3.7 billion annual pool and spa supply market. Since 1989, Leslie's has accelerated the pace of its new store openings and consequently has gained market share. Management believes that this growth has come primarily at the expense of independent local and regional pool supply retailers, which accounted for over two-thirds of industry sales in 1997.

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

  Growth Potential of Recently Opened Stores.   Leslie's new stores have
historically grown dramatically in sales and store operating profit during their first five years of operation. Since the end of 1993, Leslie's has opened 136 new stores. Management expects these stores generally to follow the Company's historical pattern of maturation and believes there exists a large potential for sales and store operating profit increases from these nonmature stores.

  Large Sales Volume of Non-Discretionary Products.   The consistency of
Leslie's sales growth and profitability is due in large part to the sale of non-discretionary and regularly consumed products such as pool chemicals, cleaning accessories, major pool equipment (pumps and heaters) and replacement parts. Pool owners must purchase such products to maintain their pools' water quality and physical appearance and, in the Company's experience, do so regardless of the economic environment. In 1997, non-discretionary and regularly consumed products comprised approximately 75% of the Company's sales, with pool chemicals representing approximately 45% of the Company's total sales.

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

  Superior Level of Customer Service.   Leslie's believes that its superior
level of customer service, including its comprehensive product selection, gives it a significant advantage over its competitors in winning the loyalty of customers. Due to the complicated nature of pool chemistry and pool equipment maintenance, and consistent with its philosophy of being a full service swimming pool supply retailer, Leslie's offers a high level of technical assistance to its customers. The Company has developed a comprehensive training program educating all store employees on the subjects of maintenance techniques, water chemistry and equipment testing and repair. As part of its regular customer service program, the Company offers free detailed water testing, pamphlets on pool maintenance, and in-store equipment repairs, generally free of labor or bench charges.


HISTORY

  The Company is a successor to the original Leslie's Poolmart founded in 1963. From its inception in 1963 through the end of 1987, Leslie's Poolmart grew steadily in sales and number of stores. In September 1988, Leslie's Poolmart was purchased in a highly leveraged transaction by an investment group led by Hancock Park Associates ("HPA"). The purchase was accomplished by means of a merger, with Leslie's Poolmart, a California corporation ("Leslie's California") as the surviving entity. Leslie's California completed an initial public offering in April 1991 and in August 1992 added 14 stores through the acquisition of a competitor.

  In June 1997, Leslie's California reincorporated in Delaware by merger into a wholly-owned Delaware subsidiary and completed an additional recapitalization merger (the "Mergers"). The transactions were led by Green Equity Investors, II, L.P. ("GEI") and HPA, together with certain members of management and associates of HPA (collectively, the "HPA Group"). As a result of the Mergers, the Company's common stock is no longer publicly-traded. Unless otherwise referred to herein or the context otherwise requires, references to "Leslie's" or the "Company" shall mean Leslie's Poolmart, Inc., its predecessors by merger, Poolmart and Leslie's California, and the predecessor of Leslie's California.

  Leslie's has opened 136 new stores during the past four years. Leslie's intends to continue to grow by opening additional retail stores in both new and existing markets.


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


SEASONALITY

  The Company's business exhibits substantial seasonality, which the Company believes is typical of the swimming pool supply industry. In general, sales and net income are highest during the quarters ended June and September which represent the peak months of swimming pool use. Sales are substantially lower during the quarters ended December and March when the Company typically incurs net losses. The principal external factor affecting the Company's business is weather. Hot weather and the higher frequency of pool usage in such weather create a need for more pool chemicals and supplies. Unseasonably early or late warming trends can increase or decrease the length of the pool season. In addition, unseasonably cool weather and/or extraordinary amounts of rainfall in the peak season (such as that experienced in much of the U.S. in the spring and early summer of 1995) will tend to decrease swimming pool use. The likelihood that unusual weather patterns will severely impact the Company's results is lessened by the geographical diversification of the Company's store locations. The Company also expects that its quarterly results of operations will fluctuate depending on the timing and amount of revenue contributed by new stores and, to a lesser degree, the timing of costs associated with the opening of new stores. The Company attempts to open its new stores primarily in the quarter ending March in order to position itself for the following peak season.


PRODUCTS

  Leslie's offers its customers a comprehensive selection of products necessary to satisfy their swimming pool supply needs. During 1997, the Company stocked approximately 3,000 items in each store, with more than 12,000 additional items available through its Xpress Parts program and special order processes. In 1997, approximately 550 items were displayed in the Company's residential mail order catalogs and 1,200 items were in the commercial catalog, although special order procedures make nearly all Leslie's products available to mail order customers as well.

  The Company's major product categories are pool chemicals; major equipment; cleaning and testing equipment; pool covers, reels, and liners; in a limited number of stores, above-ground pools; and recreational items (which include swimming pool floats, games, lounges, masks, fins, snorkels and other "impulse" items). The following table shows the approximate percentage of sales and primary function for each of the Company's major product categories for the twelve months ended September 27, 1997:

        PRODUCT LINE                 PERCENTAGE                  PURPOSE
        ------------                 ----------                  -------
  Pool Chemicals....................    45%        Cleanliness, appearance, health

  Major Equipment and Parts.........    30%        Pumps and heaters for cleaning and temperature
                                                   maintenance; automatic pool cleaners for ease of
                                                   maintenance

  Cleaning and Testing Equipment....     8%        Water evaluation, cleanliness and appearance

  Covers, Reels, Liners and Pools...     8%        Safety, cleanliness and temperature maintenance for
                                                   above-ground pools

  Recreational Items................     9%        Pool enjoyment, swim aids

  Non-discretionary and regularly consumed products such as pool chemicals, major equipment and parts represented approximately 75% of total sales in fiscal 1997. The high percentage of Leslie's business which is attributable to non-discretionary products results in a very high level of inventory quality at the Company since the Company's non-discretionary products have long shelf lives and are not prone to either obsolescence or shrinkage.

  The Company believes that product quality and availability are key attributes considered by consumers when shopping for pool supplies and that the Company's ability to provide a high quality, in-stock product offering is fundamental to its concept of value leadership. In addition to third-party brand names, Leslie's carries a broad selection of products under the Leslie's brand name. Marketing studies have shown that the Leslie's brand name is one of the three most recognized brands in pool supplies and represents an image of quality to consumers. In fiscal 1997, Leslie's brand name products accounted for approximately 60% of the Company's total sales.


CHANNELS OF DISTRIBUTION

  Retail Store Operations.   At the end of fiscal 1997, Leslie's marketed its
products through 278 retail stores in 27 states under the trade name Leslie's Swimming Pool Supplies. California represents its single largest concentration of stores with 82, while 47 stores are located in Texas, and 68 stores are in the northeast/mid-Atlantic area. Leslie's retail stores are located in areas with high concentrations of swimming pools and typically are approximately 4,000 square feet in size. In addition to the store manager, the typical Leslie's store employs two assistant managers, both of whom are generally full-time employees. Additionally, Leslie's makes frequent use of part-time and temporary employees to support its full-time employees during peak seasons. During 1997, the Company had 18 regional supervisors, each of whom was responsible for approximately 15 stores.

  Mail Order Catalog.   Leslie's mail order catalogs provide an extension of its
service philosophies and products to those areas not currently served by a retail store and allow the scope of the Company's business to be truly nationwide. The Company believes that it operates one of the largest pool supply mail order businesses in the country, with annual sales for the twelve months ended September 27, 1997 of approximately $6.4 million. Further, the Company believes that its mail order catalogs build awareness of the Leslie's name, provide it with buying efficiencies and, when coupled with information from its retail stores, are instrumental in determining site selection for new stores.

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

  During fiscal 1997, Leslie's stores in Northern California; Dallas and Houston, Texas; and Las Vegas, Nevada, were supported by the Leslie's Service Department, which offers poolside equipment installation and repair, leak detection and repair, and seasonal opening and closing services. The Service Department utilizes both Company employees and subcontractors to perform these services. In Southern California in 1997, the Company tested the operation of its service technicians out of the local stores as compared to the service department organization described above. This operating structure proved very successful and as a result, Leslie's is converting all of its service departments to store-based service operations in late 1997 and early 1998. The Company anticipates that the store-based service operations in these markets will serve as a prototype for a nationwide service expansion.


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

  The Company's principal chemical raw materials and granular chlorine compounds are purchased primarily from three suppliers. At the end of fiscal 1997, the Company entered into a multi-year product purchase agreement with a major producer of one of the principal chlorine compounds, the chlorinated isocyanurates. The Company believes that there are several other reliable suppliers of chlorine products in the marketplace today. Although the Company has one sole source supplier for a nonchlorine shocking compound, termination of supply would not pose any significant problems for the Company because substitute chemicals and alternate shocking techniques are available. The Company believes that reliable alternative sources of supply are available for all of its raw materials and finished products.

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


EMPLOYEES

  As of September 27, 1997, Leslie's employed 1,767 persons. During the height of the Company's seasonal activities in 1997, it employed 2,073 persons, including seasonal and part-time store employees who generally are not employed during the off season. The Company is not subject to any collective bargaining agreements and believes that its relationships with its employees are excellent.


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

ITEM 2.   PROPERTIES

  As of September 27, 1997, the Company operated 278 stores in 27 states. The following table sets forth information concerning the Company's stores:

    STATE            NUMBER OF STORES              STATE            NUMBER OF STORES
    -----            ----------------              -----            ----------------

 Alabama................    4                   Missouri...............    3
 Arizona................   16                   Nevada.................    5
 California.............   82                   New Jersey.............   14
 Connecticut............    7                   New Mexico.............    1
 Delaware...............    2                   New York...............   17
 Florida................   19                   North Carolina.........    1
 Georgia................    5                   Ohio...................    7
 Indiana................    3                   Oklahoma...............    4
 Kansas.................    1                   Pennsylvania...........   12
 Kentucky...............    1                   Rhode Island...........    1
 Louisiana..............    4                   Tennessee..............    3
 Maryland...............    5                   Texas..................   47
 Massachusetts..........    7                   Virginia...............    3
 Michigan...............    4                   Total Stores...........  278

  Except for 24 owned stores, all of its retail stores are leased by the Company with lease terms expiring between 1997 and 2009. The Company's typical lease term is five years, and in the majority of instances, the Company has renewal options at increased rents. Five leases provide for rent contingent on sales exceeding specific amounts. No other leases require payment of percentage rent.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  There is no public trading market for the Company's common stock. There are 11 holders of the Company's common stock.

SALES OF UNREGISTERED SECURITIES

  On June 11, 1997, the Company made the following sales or exchanges of its securities.

  The following shares of common stock were issued upon conversion of a like number of shares of Leslie's California common stock:

     HOLDER                         NUMBER OF SHARES
     -------------------            ----------------
     Michael J. Fourticq                160,539
     Brian P. McDermott                 166,552
     Richard H. Hillman                  22,414
     Gregory Fourticq                    10,000

  The following shares of common stock were issued by the Company for consideration of $14.50 per share, cash:

     PURCHASER                      NUMBER OF SHARES
     -------------------            ----------------
     GEI                              1,055,172
     Robert D. Olsen                     16,966
     Cynthia G. Watts                     2,000

  In addition, 28,000 shares of the Company's Series A Preferred Stock together with warrants to purchase 252,996 shares of common stock (subject to adjustment), were issued to Occidental Petroleum Corporation for $28,000,000.

  All such transactions were exempt pursuant to Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering. All offerees and purchasers were either affiliates of the Company or continuing securities holders.

SENIOR NOTES; USE OF PROCEEDS

  An S-1 Registration Statement covering the Company's 10.375 percent Senior Notes due 2004, in principal amount of $90,000,000 was declared effective on July 21, 1997. Commission file number 333-30305 was assigned to the registration statement. The offering, which was an exchange offer open to holders of the Company's notes issued June 11, 1997 pursuant to a transaction exempt from registration under Rule 144 A of the Securities Act, commenced on July 21, 1997, and terminated on November 28, 1997. The managing underwriter of the original offering was BT Securities. All offered securities were sold. The proceeds were 100% used in the payment of the Cash Merger Consideration. Fees and expenses of the original offering, together with the filing of the Registration Statement and the Exchange offer were approximately $3,449,000, distributed as follows:

     Underwriting Discounts and Commissions      $2,700,000
     Expenses Paid to or for Underwriters           210,000
     Other Expenses                                 539,000
                                                 ----------
     Total Expenses:                             $3,449,000

  The net proceeds to the Company were $86,551,000.

ITEM 6. SELECTED FINANCIAL DATA

                     SELECTED CONSOLIDATED FINANCIAL DATA

  The following table presents selected consolidated financial data of the Company as of and for the nine months ended September 28, 1996 (unaudited) and the four fiscal years in the period ended September 27, 1997. This financial data was derived from the audited historical consolidated financial statements of the Company and should be read in conjunction with the financial statements of the Company and ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' elsewhere in this Annual Report. The data presented for the nine months ended September 28, 1996 is derived from unaudited consolidated financial statements and include in the opinion of the Company's management, all adjustments necessary to present fairly the data for such period.

                                               NINE MONTHS ENDED                            YEARS ENDED
                                          ---------------------------    ------------------------------------------------
                                          SEP. 27,       SEP. 28,        DEC. 28,      DEC. 30,     DEC. 31,     DEC. 31,
                                            1997           1996            1996          1995         1994         1993
                                                                           ----          ----         ----         ----
                                                        (UNAUDITED)

STATEMENTS OF INCOME:                                                         (IN THOUSANDS)

  Net Sales                                $196,025      $170,555        $191,640      $162,456     $141,553     $119,955
  Gross Profit                               77,365        68,362          72,760        60,399       55,469       48,289
  Gross Margin                                 39.5%         40.1%           38.0%         37.2%        39.2%        40.3%
  Loss (Gain) on Disposition
   Of Fixed Assets                              457            95             750            27         (106)         120
  Depreciation and Amortization               4,207         3,227           4,326         3,374        2,393        2,389
  Income from Operations                     17,989        16,367           9,400         6,691        9,569        6,350
  Interest Expense, net                       4,220         2,164           2,786         2,708        1,733        1,189
  Net Income                                  8,783         8,309           3,869         3,407        4,584        3,035


BALANCE SHEET DATA:
  Working Capital                          $ 36,711      $ 16,566        $ 12,718      $ 13,007     $  8,072     $  8,957
  Total Assets                              113,252        89,243          83,157        79,529       61,717       49,532
  Current Ratio                                2.29          1.54            1.45          1.47         1.38         1.73
  Long-term Debt                             91,290        16,085          15,581        17,843       11,272       12,751
  Stockholders' (Deficit) Equity            (35,845)       40,534          36,315        31,921       26,339       21,041

SELECTED OPERATING DATA:
  Capital Expenditures                     $  7,917      $  6,736        $  8,807      $  9,550     $  7,394     $  5,532
  EBITDA/(1)/                                23,247        19,889          14,960        10,472       11,476        8,612
  EBITDA Margin/(2)/                           11.9%         11.7%           7.81%         6.45%        8.11%        7.18%
  Number of Employees at Year-end             1,767         1,451           1,055           780          678          565
  Stores Operated at Year-end                   278           259             259           224          180          158
  Comparable Store Sales Growth                10.4%         10.4%            9.9%          6.0%        12.9%        11.7%

--------------------
/(1)/ Earnings before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, Recapitalization costs and LIFO adjustments.
/(2)/ EBITDA Margin represents EBITDA as a percentage of sales.

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

THE TRANSACTIONS

  On June 11, 1997, Leslie's California reincorporated in Delaware by merger into a wholly-owned Delaware subsidiary (the "Reincorporation"), and merged Poolmart USA Inc., a newly-formed corporation, with and into the Company (the Recapitalization"). As a result of the Recapitalization, (i) each outstanding share of common stock of Leslie's California (other than 359,505 shares owned primarily by members of management, including Michael Fourticq and Brian McDermott, the President and CEO of the Company) was converted into $14.50 cash (the "Cash Merger Consideration"); and (ii) outstanding options covering approximately 830,000 shares of common stock, including those not yet vested, were exercised and retired upon for payment of the difference between the exercise price and $14.50 per share. The total value of the shares and options approximated $100,000,000.

  In order to finance the repurchase of the outstanding common shares and options, the Company issued $90,000,000 of its 10.375% Senior Notes and sold 1,074,138 shares of its common stock for net proceeds of $15,575,000. As indicated above, certain directors and members of management converted some of the Leslie's California common shares which they owned into shares of the Company's common stock.

  Also in connection with the Recapitalization, the Company issued 28,000 shares of its Series A Preferred Stock of the Company, par value $0.001 per share, at $1,000 per share for a total consideration of $28,000,000 consisting of cash and an exchange of the $10,000,000 principal amount of Convertible Subordinated of Leslie's California held by Occidental Petroleum Corporation. In connection with this transaction, Occidental received warrants to purchase up to 15.0% of the shares of the Company's common stock at a purchase price of $0.01 per share (subject to adjustment) for a period of ten years. (The transactions described in the foregoing paragraphs are sometimes collectively referred to as the "Transactions.")

FISCAL PERIOD CHANGE

  In 1997, the Company changed its fiscal year end from the Saturday closest to December 31 to the Saturday closest to September 30. The 1996 and 1995 fiscal years include 52 weeks, while the nine month fiscal year ended September 27, 1997 includes 39 weeks. Each fiscal quarter will have 13 weeks and will close on the Saturday closest to December 31, March 31 and June 30.

RESULTS OF OPERATIONS

  The Company is the leading specialty retailer of swimming pool supplies and related products in the United States. At September 27, 1997, the Company marketed its products through 278 Company-owned retail stores in 27 states and through a nationwide mail order catalog. The Company is vertically integrated, operating a chemical repackaging facility in Ontario, California. In 1997, the Company supplied its retail stores from three distribution facilities, located in Ontario, California; Dallas, Texas; and Bridgeport, New Jersey.

  For the nine months ended September 27, 1997, sales increased 14.9% to $196,025,000 from $170,555,000 in the same period of 1996. The sales increase is attributable to comparable store sales growth of 10.4% and 19 (net) new store additions in 1997. EBITDA for the period increased 16.9% to $23,247,000 or 11.9% of sales, from $19,889,000 or 11.7% of sales in the same nine months of 1996. Net income for 1997 increased 5.7% to $8,783,000 as compared to $8,309,000 in 1996.

  During 1997, the Company expanded its business by opening 23 new stores. Additionally, four stores were closed and eleven relocated in 1997. This resulted in a net increase of 19 stores at the end of September 1997 as compared to December 1996.

1997 compared to 1996:

                                       SALES
                            ------------------------------
                                  NINE MONTHS ENDED
                            ------------------------------
                            SEP. 27, 1997    SEP. 28, 1996
                            -------------    -------------
                                     (IN THOUSANDS)
 Retail Stores                   $186,641         $159,881
 Mail Order Catalog                 5,508            6,803
 Service Departments                3,876            3,871
                                 --------         --------
                                 $196,025         $170,555
                                 ========         ========

     Sales for the nine months ended September 27, 1997 increased 14.9% over the same period in 1996. Retail store sales, which are comprised of residential sales and commercial sales, grew 16.7%, reflecting increases in comparable store sales of 10.4% as well as an increase in the total number of stores in operation from 259 in 1996 to 278 for most of the 1997 selling season. The increase in comparable store sales resulted from the maturing of new stores opened over the last several years, from continued growth of commercial sales, and from the addition of service sales to selected retail stores.

     In total, commercial sales grew by 20.9% in the nine month period as compared to last year increasing comparable store sales growth by approximately
 .5%. Additionally, in the Southern California market, the Company tested the operations of its service technicians out of the local stores, and as a result, reflected these service sales in the retail store sales total. This increased the comparable store sales gains by approximately 1.0% in the year-to-date period.

  Mail order catalog sales declined 19.0% to $5,507,000 from $6,803,000 in the comparable period of 1996. New store openings in a number of strong mail order markets continued to cannibalize mail order sales. Service department sales were flat as compared to the same period in 1996 reflecting solid growth in the Texas service centers, offset by the reclassification of the Southern California service sales to the retail store sales.

  Gross profit for the nine months ended September 27, 1997 decreased to 39.5% of sales, from 40.1% in 1996. Gross profit represents sales less the cost of services and purchased goods, chemical repackaging costs, and non-administrative occupancy costs. The gross margin decrease in 1997 reflects increased promotional activity, including increased retail price discounting in 1997 associated with the grand opening of new stores, as well as an increase in store rent expense as a percentage of sales due to continued new store openings.

  In 1997, selling, general and administrative expenses equaled $57,934,000, versus $51,709,000 in 1996, an increase of 12.0%, largely the result of the increase in the number of stores. As a percentage of sales, selling, general and administrative expenses decreased 0.7% to 29.6%, compared to 30.3% of sales in 1996, due to the continued comparable store sales growth in 1997.

  EBITDA was $23,247,000 in the nine months of 1997, representing an increase of $3,358,000, or 16.9%, as compared to $19,889,000 for the same period of 1996.
The EBITDA margin increased to 11.9% of sales in the nine months of 1997 from 11.7% of sales in the same period of 1996. The increase in the EBITDA margin was the result of the Company's solid sales growth which leveraged expenses as a percentage of sales, partially offset by lower gross margins.

  Amortization of acquisition costs, which represents the amortization of goodwill, equaled $191,000 in the nine months of 1997, essentially flat as compared to the same period in 1996.

  In 1997, the Company recognized losses on the disposition of fixed assets totaling approximately $457,000. This was primarily associated with the closure or relocation of several stores in 1997 as well as the sale and leaseback of a company-owned property.

  Income from operations for the period increased 9.9% to $17,989,000 or 9.2% of sales, from $16,367,000 or 9.6% of sales in 1996.

  Interest expense equaled $4,220,000 in 1997, up from $2,164,000 in 1996. The increase was primarily the result of increased borrowings subsequent to June 11, 1997 resulting from the completion of the Recapitalization transaction and related issuance of the $90,000,000 in Senior Notes.

  The tax provision decreased to $4,986,000 in 1997, an effective rate of 36.2%, from $5,894,000 and an effective tax rate of 41.5% in 1996. The lower effective tax rate in 1997 as compared to 1996 reflects the reversal in 1997 of certain tax reserves which were no longer needed.

1996 compared to 1995



                                                            SALES
                                                 -----------------------------
                                                         YEARS ENDED
                                                 -----------------------------
                                                 DEC. 28, 1996   DEC. 30, 1995
                                                 -------------   -------------
                                                          (IN THOUSANDS)

     Retail Stores.............................       $179,119        $150,263
     Mail Order Catalog........................          7,723           7,945
     Service Departments and Other.............          4,798           4,248
                                                      --------        --------
                                                      $191,640        $162,456
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

  EBITDA was $15.0 million in 1996, representing an increase of $4.5 million, or 42.9%, as compared to $10.5 million for 1995. EBITDA margin increased to 7.8% of sales in 1996 as compared to 6.4% of sales in 1995. The increase in EBITDA and EBITDA margin was primarily due to the Company's higher sales volume in 1996 and an increase in the Company's gross margin.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Changes in Financial Condition.   From December 28, 1996 to September 27,
1997, total current assets increased $24,392,000 from $40,880,000 to $65,272,000. The increase in current assets results mainly from increases in inventories and cash. The principal component of current assets is inventory, which increased $6,291,000 from $33,948,000 to $40,239,000. The inventory increase results primarily from seasonal nature of the Company's business, and the increased number of stores in operation in 1997. The increased cash balance at September 27, 1997 is the result of the new capital structure created in the Recapitalization transaction.

     Total current liabilities increased very slightly between December 28, 1996 and September 27, 1997. Increased accounts payable, reflecting the seasonal inventory increase, and increases in accrued liabilities, mainly the result of accrued interest on the new Senior Notes financing, were offset by reductions in line of credit borrowings, again a result of the June 1997 Recapitalization transaction.

     Liquidity and Capital Resources. For the nine months ended September 27, 1997, net cash provided by operating activities was $22,880,000 compared to $17,779,000 in the nine months of the prior year. Higher earnings and decreased working capital requirements resulted in increased cash flow from operations in 1997.

     In the nine months of fiscal 1997, cash used in investing activities was $6,704,000 compared with $6,617,000 in the same period of the prior year. Increased capital expenditures in 1997 were offset by proceeds from the sale of several properties. The relocation of the Company's corporate offices and the Southern California distribution and repackaging operations to new facilities in 1997 produced the increase in capital spending.

     Cash used in financing activities was $1,434,000 in the nine months of 1997 compared with $11,112,000 in the same period of 1996. In June 1997, the Recapitalization transaction was completed creating a new and significantly different capital structure for the Company. The cash used in financing activities in 1997 reflects this change.

     The Company believes that its internally generated funds, as well as its borrowing capacity, are adequate to meet its working capital needs, maturing obligations and capital expenditure requirements, including those relating to the opening of new stores.

     Seasonality and Quarterly Fluctuations.   The Company's business exhibits
substantial seasonality which the Company believes is typical of the swimming pool supply industry. In general, sales and net income are highest during the quarters ended June and September, which represent the peak months of swimming pool use. Sales are substantially lower during the quarters ended December and March when the Company will typically incur net losses. The principal external factor affecting the Company's business is weather. Hot weather and the higher frequency of pool usage in such weather create a need for more pool chemicals and supplies. Unseasonably early or late warming trends can increase or decrease the length of the pool season. In addition, unseasonably cool weather and/or extraordinary amounts of rainfall in the peak season decrease swimming pool use. The likelihood that unusual weather patterns will severely impact the Company's results is lessened by the geographical diversification of the Company's store locations.

     The Company expects that its quarterly results of operations will fluctuate depending on the timing and amount of revenue contributed by new stores and, to a lesser degree, the timing of costs associated with the opening of new stores. The Company attempts to open its new stores primarily in the quarter ending March in order to position itself for the following peak season. As additional stores and the resultant operating expenses are added, the Company expects its usual losses incurred in the quarters ended December and March to increase.

                SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)
                                 (IN THOUSANDS)

                                                 13 WEEKS ENDED
                                         -------------------------------
                                         MARCH 29    JUNE 28    SEPT. 30
                                         --------    -------    --------
1997
Sales...................................  $23,816    $98,034     $74,175
Gross Profit............................    5,562     40,858      30,945
(Loss) Income from Operations...........   (9,628)    16,012      11,605
Net (Loss) Income.......................   (6,101)     8,776       6,108
EBITDA(2)...............................   (8,243)    18,367      13,123
Comparable Store Sales Growth...........     20.8%       6.6%       13.6%

                                                       13 WEEKS ENDED
                                         ------------------------------------------
                                         MARCH 30    JUNE 29    SEPT. 28    DEC. 28
                                         --------    -------    --------    -------
1996
Sales...................................  $18,064    $88,835     $63,657    $21,084
Gross Profit............................    4,258     38,236      25,868      4,398
(Loss) Income from Operations...........   (8,610)    17,265       7,712     (6,967)(1)
Net (Loss) Income.......................  $(5,525)     9,658       4,176     (4,440)
EBITDA(2)...............................   (7,564)    18,534       8,919     (4,929)
Comparable Store Sales Growth...........      6.6%      16.1%        4.2%       6.4%
--------------------

(1) The quarter ended December 28, 1996 loss from operations included approximately a $650,000 loss on disposition of fixed assets.

(2) EBITDA represents income before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, Recapitalization costs and LIFO adjustments.

  Recent Accounting Pronouncement. In March 1997, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" (SFAS 128) and SFAS No. 129, "Disclosure of Information about Capital Structure" (SFAS 129). SFAS 128 revises and simplifies the computation for earnings per share and requires certain additional disclosures. SFAS 129 requires additional disclosures regarding the Company's capital structure. Effective for fiscal year beginning after December 15, 1997, SFAS No. 130, "Reporting Comprehensive Income," requires that comprehensive income and its components, as defined in the Statement, be reported in the financial statement. Also, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires a new model of segment reporting called the "management approach." All standards, to the extent applicable, will be adopted in the first quarter of fiscal 1998. Management does not expect the adoption of these standards to have a material effect on the Company's financial position or results of operations.

  The Year 2000 Issue. Leslie's computerized information systems have been substantially replaced or upgraded in the last five years. As a result, most of the applications currently in place are largely Year 2000 compliant. Management anticipates beginning a project in late 1998 to modify certain applications to ensure Year 2000 compliance across all systems. Management does not believe that the Year 2000 implementation will have a material impact on the Company's financial results.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                          PAGE
                                                                                          ----
Report of Independent Public Accountants.................................................. 19

Management's Report....................................................................... 20

Consolidated Balance Sheets--September 27, 1997 and December 28, 1996..................... 21

Consolidated Statements of Income--Nine Months Ended September 27, 1997 and
  September 28, 1996 (unaudited) and Years Ended December 28, 1996 and December
  30, 1995................................................................................ 22

Consolidated Statements of Shareholders' Equity--Years Ended September 27, 1997,
  December 28, 1996 and December 30, 1995................................................. 23

Consolidated Statements of Cash Flows--Nine Months Ended September 27, 1997 and
  September 28, 1996 (unaudited) and Years Ended December 28, 1996 and December 30, 1995.. 24

Notes to Consolidated Financial Statements................................................ 25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Leslie's Poolmart, Inc.:

  We have audited the accompanying consolidated balance sheets of Leslie's Poolmart, Inc. (a Delaware corporation) and subsidiaries as of September 27, 1997 and December 28, 1996 and the related consolidated statements of income, shareholders' equity and cash flows for the nine months ended September
27, 1997 and each of the two fiscal years in the period ended December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leslie's Poolmart and subsidiaries as of September 27, 1997 and December 28, 1996, and the results of their operations and their cash flows for the nine months ended September 27, 1997 and each of the two fiscal years in the period ended December 28, 1996, in conformity with generally accepted accounting principles.


                                            ARTHUR ANDERSEN LLP

Los Angeles, California
November 14, 1997

                              MANAGEMENT'S REPORT

  Management is responsible for the preparation and integrity of the financial statements appearing in this Form 10-K. The financial statements were prepared in accordance with generally accepted accounting principles and include certain amounts based on management's best estimates and judgments.

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



Robert D. Olsen
Chief Financial Officer

                            LESLIE'S POOLMART, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           SEP. 27, 1997    DEC. 28, 1996
                                                                          --------------    -------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
    Cash...................................................................... $ 14,829          $    87
    Accounts and other receivables, net.......................................    4,368            2,550
    Inventories...............................................................   40,239           33,948
    Prepaid expenses and other................................................    1,523            1,693
    Deferred tax assets.......................................................    4,313            2,602
                                                                               --------          -------
    Total current assets......................................................   65,272           40,880
                                                                               --------          -------

PROPERTY, PLANT AND EQUIPMENT:................................................   52,102           46,058
    Less--Accumulated depreciation and amortization...........................   16,408           12,751
                                                                               --------          -------
    Net property, plant and equipment.........................................   35,694           33,307
                                                                               --------          -------
OTHER ASSETS:
    Goodwill, net.............................................................    8,051            8,298
    Deferred financing costs..................................................    3,564               --
    Other.....................................................................      671              672
                                                                               --------          -------
    Total other assets........................................................   12,286            8,970
                                                                               --------          -------
                                                                               $113,252          $83,157
                                                                               ========          =======

               LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
               ----------------------------------------------
CURRENT LIABILITIES:
    Accounts payable.......................................................... $ 11,838          $ 6,055
    Accrued liabilities.......................................................   10,544            4,480
    Short-term borrowings.....................................................       --           15,440
    Current portion of long-term debt.........................................       87            2,187
    Income taxes..............................................................    6,092               --
                                                                               --------          -------
    Total current liabilities.................................................   28,561           28,162
                                                                               --------          -------
DEFERRED TAX LIABILITIES......................................................    3,393            3,099
LONG-TERM DEBT, net of current portion........................................    1,290            5,581
SENIOR NOTES..................................................................   90,000               --
CONVERTIBLE SUBORDINATED DEBENTURES...........................................       --           10,000
PREFERRED STOCK, $0.001 par value; Authorized--2,000,000 shares; Issued and outstanding --28,000 Series A at Sep. 27, 1997 and none at Dec. 28,
     1996; liquidation preference $28.0 million...............................   25,853               --
COMMITMENTS AND CONTINGENCIES.................................................       --               --
SHAREHOLDERS' EQUITY (DEFICIT):
    Common stock, $0.001 par value:
     Authorized--12,000,000 shares
      Issued and outstanding--1,433,643 and 6,547,928
      Sep. 27, 1997 and Dec. 28, 1996, respectively...........................        1                6
    Additional paid-in capital................................................  (47,350)          32,619
    Retained earnings.........................................................   11,504            3,690
                                                                               --------          -------
    Total shareholders' (deficit) equity......................................  (35,845)          36,315
                                                                               --------          -------
                                                                               $113,252          $83,157
                                                                               ========          =======

   The accompanying notes are an integral part of these consolidated balance sheets.

                            LESLIE'S POOLMART, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                (IN THOUSANDS)

                                                           NINE MONTHS ENDED                    YEARS ENDED
                                                     ------------------------------     -----------------------------
                                                     SEP. 27, 1997    SEP. 28, 1996     DEC. 28, 1996   DEC. 30, 1995
                                                     -------------    -------------     -------------   -------------
                                                                      (UNAUDITED)

Net sales.............................................    $196,025         $170,555          $191,640        $162,456
Cost of sales.........................................     118,660          102,193           118,880         102,057
                                                          --------         --------          --------        --------
Gross profit..........................................      77,365           68,362            72,760          60,399
Selling, general and administrative expenses..........      57,934           51,709            62,358          53,442
Amortization of acquisition costs.....................         191              191               252             239
Recapitalization costs................................         794               --                --              --
Loss on disposition of fixed assets...................         457               95               750              27
                                                          --------         --------          --------        --------
Income from operations................................      17,989           16,367             9,400           6,691
Interest expense, net.................................       4,220            2,164             2,786           2,708
                                                          --------         --------          --------        --------
Income before taxes...................................      13,769           14,203             6,614           3,983
Income tax provision..................................       4,986            5,894             2,745             576
                                                          --------         --------          --------        --------
Net income............................................       8,783            8,309             3,869           3,407
                                                          ========         ========          ========        ========
Series A Preferred Stock dividends and accretion......         969               --                --              --
                                                          --------         --------          --------        --------
Income applicable to common shareholders..............    $  7,814         $  8,309          $  3,869        $  3,407
                                                          ========         ========          ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                            LESLIE'S POOLMART, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                     COMMON STOCK
                                                     ------------
                                                                       ADDITIONAL   RETAINED     TOTAL
                                                  NUMBER OF              PAID IN   (DEFICIT)  SHAREHOLDERS
                                                   SHARES      AMOUNT    CAPITAL    EARNINGS     EQUITY
                                                   ------      ------    -------    --------     ------
Balance, at December 31, 1994..................   5,995,735    $    6    $ 25,622    $   711    $ 26,339
  Stock dividend...............................     300,793        --       4,297     (4,297)         --
  Issuance of Common Stock.....................       2,050        --          27         --          27
  Stock options exercised......................      82,735        --         514         --         514
  Exercise of convertible securities...........     125,761        --       1,383         --       1,383
  Tax benefit from stock options exercised.....          --        --         251         --         251
  Net income...................................          --        --          --      3,407       3,407
                                                  ---------    ------    --------    -------    --------
Balance, at December 30, 1995..................   6,507,074         6      32,094       (179)     31,921
  Issuance of Common Stock.....................          50        --           1         --           1
  Stock options exercised......................      40,804        --         304         --         304
  Tax benefit from stock options exercised.....          --        --         220         --         220
  Net income...................................          --        --          --      3,869       3,869
                                                  ---------    ------    --------    -------    --------

Balance, at December 28, 1996..................   6,547,928         6      32,619      3,690      36,315
  Stock options exercised......................       9,184        --          77         --          77
  Repurchase of Common Stock...................  (6,197,607)       (6)    (99,530)        --     (99,536)
  Issuance of Common Stock.....................   1,074,138         1      15,574         --      15,575
  Issuance of Non-Qualified Stock Options......          --        --         794         --         794
  Issuance of warrants.........................          --        --       3,116         --       3,116
  Series A Preferred Stock
   Dividends and Accretion.....................          --        --          --       (969)       (969)

  Net income...................................          --        --          --      8,783       8,783
                                                  ---------    ------    --------    -------    --------

Balance, at September 27, 1997.................   1,433,643    $    1    $(47,350)   $11,504    $(35,845)
                                                  =========    ======    ========    =======    ========

 The accompanying notes are an integral part of these consolidated financial statements.

                            LESLIE'S POOLMART, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                           NINE MONTHS ENDED                   YEARS ENDED
                                                     ------------------------------    ------------------------------
                                                     SEP. 27, 1997    SEP. 28, 1996    DEC. 28, 1996    DEC. 30, 1995
                                                     -------------    -------------    -------------    -------------
                                                                       (UNAUDITED)
OPERATING ACTIVITIES:
   Net income...........................................  $  8,783         $  8,309          $ 3,869         $  3,407
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization....................     4,207            3,227            4,326            3,374
       Deferred income taxes............................    (1,417)              --             (282)          (2,297)
       Recapitalization costs...........................       794               --               --               --
       Loss on disposition of fixed assets..............       457               95              750               27
   (Increase) decrease in:
       Accounts and other receivables...................    (1,818)            (852)            (315)            (902)
       Inventories......................................    (6,291)          (5,566)             355          (10,114)
       Prepaid expenses and other.......................       170               50              183             (231)
       Other assets.....................................        56               (1)             (47)            (290)
   Increase (decrease) in:
       Accounts payable and accrued liabilities.........    11,847            8,334            1,774            2,121
       Income taxes.....................................     6,092            4,183            1,357              761
                                                          --------         --------          -------         --------

   Net cash provided by (used in) operating activities..    22,880           17,779           11,970           (4,144)
                                                          --------         --------          -------         --------
INVESTING ACTIVITIES:
   Purchase of property, plant and equipment............    (7,917)          (6,737)          (8,807)          (9,550)
   Proceeds from dispositions of property, plant and
     equipment.......................................     1,213              120              221              321
                                                          --------         --------          -------         --------
   Net cash used in investing activities................    (6,704)          (6,617)          (8,586)          (9,229)
                                                          --------         --------          -------         --------
FINANCING ACTIVITIES:
   Net line-of-credit (repayments) borrowings...........   (15,440)          (9,693)          (1,516)           7,435
   Issuance of Senior Notes.............................    90,000               --               --           10,000
   Payments of long-term debt...........................   (16,391)          (1,723)          (2,160)          (4,592)
   Payment of deferred financing costs..................    (3,719)              --               --               --
   Purchase of common stock.............................   (99,536)              --               --               --
   Proceeds from issuance of preferred stock............    28,000               --               --               --
   Proceeds from issuance of common stock, net..........    15,652              304              305              541
                                                          --------         --------          -------         --------
   Net cash (used in) provided by financing activities..    (1,434)         (11,112)          (3,371)          13,384
                                                          --------         --------          -------         --------
NET INCREASE IN CASH....................................    14,742               50               13               11
CASH AT BEGINNING OF PERIOD.............................        87               74               74               63
                                                          --------         --------          -------         --------
CASH AT END OF PERIOD...................................  $ 14,829         $    124          $    87         $     74
                                                          ========         ========          =======         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            LESLIE'S POOLMART, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BUSINESS AND OPERATIONS

  Leslie's Poolmart, Inc. (the Company) is a specialty retailer of swimming pool supplies and related products. As of September 27, 1997, the Company marketed its products under the trade name Leslie's Swimming Pool Supplies through 278 retail stores in 27 states and through mail order catalogs sent to selected swimming pool owners nationwide. The Company also repackages certain bulk chemical products for retail sale. The Company's business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending in June and September.

  On June 11, 1997, Leslie's Poolmart (a California corporation - "Leslie's California") reincorporated in Delaware by merging into a wholly-owned Delaware subsidiary (the "Reincorporation"), changed its name to Leslie's Poolmart, Inc. and merged Poolmart USA Inc., a newly-formed corporation, with and into the Company (the "Recapitalization"). As a result of the Recapitalization, (i) each outstanding share of common stock of Leslie's California was converted into $14.50 cash (other than 359,505 shares owned primarily by members of management); and (ii) outstanding options covering approximately 830,000 shares of common stock, including those not yet vested, were exercised and retired for payment of the difference between the exercise price and $14.50 per share. The total value of the shares and options cashed out approximated $94,300,000, plus $5,229,000 in expenses associated with this transaction. These costs have been included in the cost to repurchase the common stock in the accompanying statement of shareholders' equity. In connection with the Recapitalization, the Company changed the authorized capital of the Company to 12,000,000 shares of common stock with a $0.001 par value and 2,000,000 shares of preferred stock with a $0.001 par value.

  In order to finance the repurchase of the outstanding common shares and options, the Company issued $90,000,000 of its 10.375% Senior Notes and sold 1,074,138 shares of its common stock for proceeds of $15,575,000. As indicated above, certain directors and members of management converted some of the Leslie's California common shares which they owned into shares of the Company's common stock. (See Note 8)

  Also in connection with the Recapitalization, the Company issued 28,000 shares of its Series A Preferred Stock of the Company, par value $0.001 per share, at $1,000 per share for a total consideration of $28,000,000, consisting of cash and an exchange of the $10,000,000 principal amount of Convertible Subordinated Debentures of Leslie's California held by a major supplier. In connection with this transaction, the holder of the Series A Preferred Stock received Warrants to purchase up to 15.0% of the shares of the Company's common stock at a purchase price of $0.01 per share (subject to adjustment) for a period of ten years. (See Note 14)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 a. Principles of Consolidation

  The consolidated financial statements of the Company include Leslie's Poolmart, Inc., and its wholly-owned subsidiaries, Leslie's Pool Brite, Inc. and Sandy's Pool Supply, Inc. All significant inter-company transactions and accounts have been eliminated.

 b. Fiscal Periods

  In 1997, the Company changed its fiscal year end from the Saturday closest to December 31 to the Saturday closest to September 30. The 1996 and 1995 fiscal years include 52 weeks, while the nine month fiscal year ended September 27, 1997 includes 39 weeks. Each fiscal quarter will have 13 weeks and will close on the Saturday closest to December 31, March 31 and June 30.

                            LESLIE'S POOLMART, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

 c. Accounts and Other Receivables, Net

  Accounts and other receivables include allowances for doubtful accounts of $217,000 and $49,000 at September 27, 1997 and December 28, 1996, respectively.

 d. Inventories

  Inventories are stated at the lower of cost or market. In September 1997, the Company changed its inventory valuation method from last-in, first-out (LIFO) to first-in, first-out (FIFO). The effect of utilizing LIFO in prior years resulted in inventory balances which were $544,000 lower at December 28, 1996, and $60,000 lower at December 30, 1995, than would have been reported under the first-in, first-out (FIFO) method. The effect of changing the inventory valuation method was immaterial to all periods presented.

 e. Property, Plant and Equipment

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

  Depreciation and amortization are computed using the straight-line method (considering appropriate salvage values) based on the following estimated average useful lives:


          Buildings and improvements..........   15-30 years

          Vehicles, machinery and equipment...    3-10 years

          Office furniture and equipment......    3-10 years

          Leasehold improvements..............    4-10 years

 f. Goodwill

  The excess of the acquisition price over the fair value of the net assets at the date of acquisition is included in the accompanying consolidated balance sheets as "Goodwill." Goodwill is being amortized (straight-line) over forty years. The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining life of the goodwill in measuring whether the goodwill is recoverable. The balance recorded at September 27, 1997 and December 28, 1996 was net of accumulated amortization of $1,588,000 and $1,397,000, respectively.

 g. Deferred Financing Costs

  In connection with issuing the Senior Notes and signing the Credit Agreement, the Company paid $3,719,000 in financing costs that are being deferred and amortized over the lives of the corresponding agreements, under the interest method.

                            LESLIE'S POOLMART, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  h. Income Taxes

     The Company provides for deferred income taxes relating to timing differences in the recognition of income and expense items (primarily depreciation and amortization) for financial and tax reporting purposes. Also, differences between the tax basis and the financial reporting basis of various assets were created when the Company was acquired in 1988 and when the Company purchased Sandy's in 1992; deferred tax assets and liabilities were provided related to these differences. Deferred taxes at September 27, 1997 and December 28, 1996 include a provision for the differences between tax and financial asset values except that deferred taxes were not provided with respect to amounts allocated to goodwill. As the difference between tax and financial reporting basis changes, appropriate charges/credits are made to the deferred tax account.

  i. Mail Order Catalog Sales

     Revenue on mail order catalog sales is recognized at the time goods are shipped.

  j. Cost of Sales

     Included in cost of sales are the costs of services and purchased goods, direct manufacturing and chemical repackaging costs and non-administrative occupancy costs.

  k. Fair Value of Financial Statements

     The fair value of the $90,000,000 Senior Notes using quoted market prices as of September 27, 1997 is $92,700,000. The carrying amounts of other long-term debt approximate fair value because either the interest rate fluctuates based on market rates or interest rates appear to approximate market rates for similar instruments. The fair value estimates are subjective in nature and involve uncertainties and matters of judgement and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

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

  m. Recent Accounting Pronouncements

     In March 1997, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" (SFAS 128) and SFAS No. 129, "Disclosure of Information about Capital Structure" (SFAS 129). SFAS 128 revises and simplifies the computation for earnings per share and requires certain additional disclosures. SFAS 129 requires additional disclosures regarding the Company's capital structure. Effective for fiscal year beginning after December 15, 1997, SFAS No. 130, "Reporting Comprehensive Income," requires that comprehensive income and its components, as defined in the Statement, be reported in the financial statement. Also, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires a new model of segment reporting called the "management approach." All standards, to the extent applicable, will be adopted in the first quarter of fiscal 1998. Management does not expect the adoption of these standards to have a material effect on the Company's financial position or results of operations.

  n. Reclassifications

     Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the 1997 presentations.

                            LESLIE'S POOLMART, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


4. INVENTORIES

     Inventories consist of the following:

                                                           SEPTEMBER 27,   DECEMBER 28,
                                                               1997            1996
                                                           -------------   ------------
                         Raw materials and supplies......    $ 1,102,000    $ 1,659,000
                         Finished goods..................     39,137,000     32,289,000
                                                             -----------    -----------
                                                             $40,239,000    $33,948,000
                                                             ===========    ===========

5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                                         SEPTEMBER 27,   DECEMBER 28,
                                                                             1997            1996
                                                                         -------------   ------------
                    Land.............................................      $ 6,122,000    $ 6,578,000
                    Buildings and improvements.......................        6,280,000      6,868,000
                    Equipment........................................        2,290,000      1,785,000
                    Leasehold improvements...........................       19,027,000     14,796,000
                    Office furniture, equipment and other............       17,767,000     15,118,000
                    Construction-in-process..........................          616,000        913,000
                                                                           -----------    -----------
                                                                            52,102,000     46,058,000
                    Less--Accumulated depreciation and amortization..       16,408,000     12,751,000
                                                                           -----------    -----------
                                                                           $35,694,000    $33,307,000
                                                                           ===========    ===========

6. BANK CREDIT AGREEMENT

     In connection with the Recapitalization, the Company entered into a five year Credit Agreement (the "Agreement") with Wells Fargo Bank including a line of credit, letters of credit and swingline loans. The maximum borrowings available under the Agreement is $35,000,000, subject to requirements that the level of outstanding borrowing be limited as a function of inventory and accounts receivable balances. The Agreement is collateralized by inventories, accounts receivables, equipment and other assets. On September 27, 1997, no balances were outstanding under this Agreement.

     The Agreement accrues interest at the lender's reference rate (8.5 percent at September 27, 1997) plus the applicable Prime rate margin or at LIBOR plus the applicable LIBOR rate margin. The margins are determined by the EBITDA coverage ratios as defined in the Agreement. The Agreement contains certain financial covenants that include tangible net worth, funded debt ratio and EBITDA coverage ratio. As of September 27, 1997, the Company was in compliance with these covenants.

                            LESLIE'S POOLMART, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


7. LONG-TERM DEBT

     Long-term debt consists of the following:


                                                                                SEPTEMBER 27,   DECEMBER 28,
                                                                                    1997            1996
                                                                                -------------   ------------
  Revolving Loan..............................................................     $       --     $6,000,000

  Notes payable collateralized by security interests in certain assets, maturing September 2002. Interest accrues at the
   rate of 6.5%...............................................................        432,000        719,000

  Notes payable collateralized by security interest in various properties, due in monthly installments maturing December 2003.
   Interest accrues at the rate of 9.6%.......................................        945,000      1,049,000
                                                                                   ----------     ----------
                                                                                    1,377,000      7,768,000
  Less--Current portion.......................................................         87,000      2,187,000
                                                                                   ----------     ----------
                                                                                   $1,290,000     $5,581,000
                                                                                   ==========     ==========

     Principal maturities of long-term debt as of September 27, 1997 are as follows:

                  1998...................................................................  $   87,000
                  1999...................................................................      94,000
                  2000...................................................................     100,000
                  2001...................................................................     108,000
                  2002...................................................................     116,000
               Thereafter................................................................     872,000
                                                                                           ----------
                                                                                           $1,377,000
                                                                                           ==========

8. SENIOR NOTES

     On June 11, 1997, the Company issued $90,000,000 aggregate principal amount of its 10.375 percent Senior Notes due July 15, 2004 (the "Notes"). The Notes were issued under an indenture (the "Indenture") by and among the Company and U.S. Trust Company of California, N.A., as trustee.

     Interest on the Notes will accrue at the rate of 10.375 percent per annum and will be payable semi-annually in arrears on each January 15 and July 15 commencing on January 15, 1998. The Notes are redeemable, in whole or in part, at the option of the Company on or after July 15, 2001, at the specified redemption prices. In addition, at any time on or prior to July 15, 2000, the Company may redeem up to $25,000,000 of aggregate principal amount of the Notes with the net cash proceeds from one or more Public Equity Offerings at a specified redemption price.

     The Notes are generally unsecured obligations of the Company and will be subordinated to any secured indebtedness of the Company. In the event of a change of control, the Company will be required to make an offer to purchase all outstanding Notes at a price equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

     The Indenture contains certain covenants which include, among other matters, limitation on the incurrence of additional indebtedness and the payment of dividends At September 27, 1997, the Company was in compliance with all covenants.

                            LESLIE'S POOLMART, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9. LEASES

     The Company leases certain store, office, distribution and manufacturing facilities under operating leases which expire at various dates through 2009. Lease agreements generally provide for increases related to cost of living indices and require the Company to pay for property taxes, repairs and insurance. Future minimum lease payments at September 27, 1997 are as follows:



                 1998..............................  $14,292,000

                 1999..............................   12,681,000

                 2000..............................   10,193,000

                 2001..............................    7,719,000

                 2002..............................    5,330,000

                 Thereafter........................    9,118,000
                                                     -----------

                                                     $59,333,000
                                                     ===========

     As of November 14, 1997, the Company had entered into operating leases for additional new store sites which have future minimum lease payment requirements of approximately $351,000 in 1998, $354,000 in 1999, 2000 and 2001, $312,000 in
2002, and $55,000 thereafter.

     Certain leases are renewable at the option of the Company for periods of one to ten years. Rent expense charged against income totaled $13,994,000, $16,024,000 and $13,397,000, in 1997, 1996 and 1995, respectively.

10. INCOME TAXES

    The provision for income taxes is comprised of the following:

                                                                    1997          1996           1995
                                                                ------------   -----------   ------------
Federal:

       Current..........................................        $ 5,505,000    $2,386,000    $ 2,263,000

                                                                 (1,218,000)     (222,000)    (1,750,000)
       Deferred.........................................        -----------    ----------    -----------

                                                                  4,287,000     2,164,000        513,000
                                                                -----------    ----------    -----------

State:

       Current..........................................            898,000       641,000        610,000

                                                                   (199,000)      (60,000)      (547,000)
       Deferred.........................................         ----------    ----------    -----------

                                                                    699,000       581,000         63,000
                                                                -----------    ----------    -----------

                                                                $ 4,986,000    $2,745,000    $   576,000
                                                                ===========    ==========    ===========


                            LESLIE'S POOLMART, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


     A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows:


                                                                                         1997          1996          1995
                                                                                     ------------   ----------   ------------

  Federal income tax at statutory rate..........................................      $4,681,000    $2,248,000    $1,354,000

  Reversal of tax reserves no longer needed.....................................        (550,000)           --    (1,100,000)

  Permanent differences.........................................................          91,000       146,000        96,000

  State taxes, net of federal benefit...........................................         764,000       351,000       226,000
                                                                                      ----------    ----------   -----------

                                                                                      $4,986,000    $2,745,000   $   576,000
                                                                                      ==========    ==========   ===========

     The tax effect of temporary differences which give rise to significant portions of the deferred tax liability are summarized below.

                                                                              1997                          1996
                                                                          ------------                  ------------

                                                                   DEFERRED TAX   DEFERRED TAX   DEFERRED TAX   DEFERRED TAX
                                                                      ASSETS      LIABILITIES       ASSETS      LIABILITIES
                                                                   ------------   ------------   ------------   ------------

  Property, plant and equipment differences..................      $          --     $2,693,000     $       --     $1,857,000

  State income taxes.........................................            585,000             --        197,000           --

  Inventory overhead differences.............................          2,108,000             --      1,942,000           --

  Difference in timing of certain deductions.................          1,620,000        700,000        463,000      1,242,000
                                                                      ----------     ----------     ----------     ----------
                                                                      $4,313,000     $3,393,000     $2,602,000     $3,099,000
                                                                      ==========     ==========     ==========     ==========

    The Company has net operating losses (NOL) available for offset against future tax liabilities, extending through 2007, limited to approximately $83,000 per year. As this NOL is utilized, such amounts will reduce goodwill.

11. CONTINGENCIES

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

12. STOCK DIVIDEND

     In August 1995, a 5% stock dividend was declared for shareholders of record as of August 31, 1995. The fair market value of the stock dividend was transferred from retained earnings to common stock in the accompanying 1995 consolidated financial statements.

13. 401(K) PLAN

     The Company provides for the benefit of its employees a voluntary retirement plan under Section 401(k) of the Internal Revenue Code. During 1997, the plan covered all eligible employees and provided for a matching contribution by the Company of 50% of each participant's contribution up to 4% of the individual's compensation as defined. The expenses related to this program were $225,000, $263,000 and $212,000 for 1997, 1996 and 1995, respectively.

                            LESLIE'S POOLMART, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


14. PREFERRED STOCK

     In connection with the Recapitalization transaction, the Company sold 28,000 shares of Preferred Stock for total consideration of $28,000,000. The Preferred Stockholder is entitled to an annual cumulative dividend (which is payable at the option of the Company either in cash or in additional shares of Preferred Stock for the first five years). The annual dividend is payable quarterly at the annualized rate of 10.875 percent. The Preferred Stockholder is entitled to elect 20 percent of the members of the Board of Directors of the Company.

     The Preferred Stock may be redeemed at the option of the Company at any time at $1.010 per share plus accumulated and unpaid dividends. The Company is required to redeem the Preferred Stock in three equal installments terminating on the tenth anniversary of the date of issuance of the Preferred Shares.

     In connection with the issuance of the Series A Preferred Stock, the Preferred Stockholder received 252,996 Warrants to purchase common stock. Of the $28,000,000 face value of the Preferred Stock, $3,116,000 was assigned to the value of these Warrants and reflected as a discount on the Preferred Stock. This discount will be accreted over the life of the Preferred Stock. The terms of the Warrant Agreement will provide for a proportionate adjustment of the warrants for stock splits and stock dividends and for additional warrant shares to be issuable in the event any of the NQ Options or ISO Options are exercised. Based on the number of options outstanding at September 27, 1997, an additional 58,518 warrants could be granted if the options were exercised.

     In the ordinary course of business, the Company purchases raw materials and finished goods pursuant to a multi-year purchase contract from the holder of the Series A Preferred Stock. Management believes these transactions were under terms no less favorable to the Company than those arranged with other parties.

15. STOCK BASED COMPENSATION PLANS

     In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation," which applies the fair value-based method of accounting for options granted under stock-based compensation plans. SFAS 123 allows companies to continue to account for stock options granted in accordance with Accounting Principles Board Opinion No. 25, if the Company discloses the results under SFAS
123. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income would have been reduced to the following proforma amounts:

                                              1997          1996
                                           -----------   ----------
Income applicable to common shareholders
       As reported......................    $7,815,000   $3,869,000
       Pro forma........................    $7,202,000   $3,490,000


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995: risk free interest rates of 6.4%, 5.8% and 6.5%, respectively; expected volatility of 0%, 49% and 50%, respectively; expected lives of 7 years for all options and no expected dividend yield. Based on these assumptions, the weighted average value of the options granted is $5.18, $7.55 and $7.88 in 1997, 1996 and 1995, respectively.

     In June 1997, the Company adopted a non-qualified common stock option plan (the "NQ Option Plan") and an incentive common stock option plan (the "ISO Option Plan") and reserved 83,599 and 273,946 shares, respectively. All of the NQ Option Plan options were granted at an exercise price of $5.00 per share and 248,000 options were granted under the ISO Option Plan at $14.50 per share.

                            LESLIE'S POOLMART, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     The difference between the NQ Option price of $5.00 per share and the fair market value of $14.50 at the date of issuance has been charged as Recapitalization costs in the consolidated income statements for the period ended September 27, 1997. NQ Options vest immediately. NQ Options have a term of ten years and remain exercisable without regard to any termination of the employment of the holder. The Company and its major shareholders have a right to repurchase ("Call Option") a portion of the NQ Options if the option holder ceases to provide services to the Company. This call option ceases in June, 1999.

     Under the ISO Option Plan, 186,500 options vest in one-third increments over three years. The balance of the ISO Options are subject to the Company achieving certain operating and store-opening goals. Vested ISO Options may be exercised for 90 days post termination of employment, except in the case of the death of the option holder, in which case the vested portion may be exercised within 12 months from the date of termination. ISO Options have a term of ten years.

     A summary of option activities for all plans is as follows:

                                                    1997                     1996                    1995
                                           ------------------------   --------------------   ------------------------
                                                         WTD AVG                  WTD AVG                  WTD AVG
                                            SHARES       EX PRICE      SHARES    EX PRICE     SHARES       EX PRICE
                                           ---------   ------------   --------   ---------   ---------   ------------
   Outstanding at beginning of year......   972,067       $   8.62    833,166     $  7.58     859,947        $  7.06
   Granted  .............................   331,599          12.11    208,168       12.92      71,332          13.02
   Exercised  ...........................  (830,048)         (8.57)   (40,804)      (7.44)    (83,640)         (6.15)
   Cancelled  ...........................  (142,019)         (8.91)   (28,463)     (11.68)    (14,473)        (11.61)
                                           --------       --------    -------     -------    --------        -------
   Outstanding at end of year  ..........   331,599       $  12.11    972,067     $  8.62     833,166        $  7.58
                                           ========       ========    =======     =======    ========        =======
   Exercisable at end of year............    83,599       $   5.00    709,074     $  9.94     565,431        $  9.00
                                           ========       ========    =======     =======    ========        =======

     The following table summarizes information about all stock options outstanding as of September 27, 1997:

                                                           OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                                ----------------------------------------    ------------------------
                                                                 WEIGHTED
                                                                  AVERAGE       WEIGHTED                    WEIGHTED
                                                                 REMAINING      AVERAGE                     AVERAGE
    RANGE OF                                      NUMBER        CONTRACTUAL     EXERCISE      NUMBER        EXERCISE
  EXERCISE PRICE                                OUTSTANDING        LIFE          PRICE      EXERCISABLE      PRICE
  --------------                                -----------     -----------     --------    -----------     --------
  $5.00  ....................................        83,599       9.7 years        $5.00         83,599        $5.00
  $14.50  ...................................       248,000       9.7 years        14.50             --           --
                                                   --------                     --------        -------     --------
                                                    331,599                       $12.11         83,599        $5.00
                                                   ========                     ========        =======     ========

                            LESLIE'S POOLMART, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


16. SUPPLEMENTAL CASH FLOW DISCLOSURES

     The Company paid interest charges of $1,660,000, $2,835,000 and $2,419,000, in 1997, 1996 and 1995, respectively. The Company paid income taxes of $474,000, $2,425,000 and $2,086,000, in 1997, 1996 and 1995, respectively. The Series A
Preferred Stock dividends and the accretion of the warrants are excluded from the statement of cash flows as non-cash transactions.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

         ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors and executive officers of the Company are as follows:

            NAME                AGE                             POSITIONS
            ----                ---                             ---------
    Michael J. Fourticq.......   53      Chairman of the Board of Directors
    Brian P. McDermott........   40      Chief Executive Officer, President and Director
    Gregory J. Annick.........   33      Director
    John G. Danhakl...........   41      Director
    Dr. Dale R. Laurance......   51      Director
    Robert D. Olsen...........   44      Executive Vice President, Chief Financial Officer
    John T. Ball..............   52      Senior Vice President, Merchandising and Marketing
    Cynthia G. Watts..........   35      Senior Vice President, General Counsel and Secretary

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

     Gregory J. Annick became a director of the Company in June 1997. He has been an executive officer and an equity owner, through a trust, of Leonard Green & Partners ("LGP"), a merchant banking firm which manages Green Equity Investors, II, LP ("GEI"), since the formation of LGP and GEI in 1994 by the principals of Leonard Green & Associates, LP ("LGA"). He joined LGA as an associate in 1989, became a principal in 1993, and through a corporation became a partner of LGA in 1994. From 1988 to 1989, he was an associate with the merchant banking firm of Gibbons, Green, van Amerongen. Before that time, Mr. Annick was a financial analyst in mergers and acquisitions with Goldman, Sachs & Co. Mr. Annick is also a director of Carr-Gottstein Foods Co., Communications & Power Industries, Inc. and Hechinger Company.

     John G. Danhakl became a director of the Company in June 1997. He has been an executive officer and an equity owner of LGP, a merchant banking firm which manages GEI, since 1995. Mr. Danhakl had previously been a Managing Director at Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and had been with DLJ sine 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert Incorporated. Mr. Danhakl is also a director of Big 5 Corp., Communications & Power Industries, Inc., Hechinger Company, Twinlab Corporation, and The Arden Group, Inc.

     Dr. Dale R. Laurance has been a Director of the Company since January 1996. He has been a Director of Occidental Petroleum Corporation since 1990 and its President since 1996. He was its Senior Operating Officer from 1990 to 1996 and Vice President of Operations from 1984 to 1990. He is a Director of Canadian Occidental Petroleum Ltd., Jacobs Engineering Group Inc., The Armand Hammer Museum of Art and Cultural Center, Inc., Chemical Manufacturers Association, American Petroleum Institute, U.S.-Arab Chamber of Commerce, Boy Scouts of America-Western Los Angeles County Council and a member of the Advisory Board of the Chemical Heritage Foundation. He is a past Chairman of the Advisory Board for the Department of Chemical and Petroleum Engineering at the University of Kansas and is a recipient of the Distinguished Engineering Service Award from the School of Engineering at the University of Kansas. Dr. Laurance has served as a Managing Director of the Joffrey Ballet Company.

  Robert D. Olsen has been Executive Vice President and Chief Financial Officer of the Company since April 1993. From 1990 through April 1993 he was Executive Vice President and Chief Financial Officer of TuneUp Masters, a California-based chain of fast automotive tuneup and lube outlets, which filed a petition for reorganization under Chapter 11 of the Federal Bankruptcy laws in November 1994. From 1985 through 1989, Mr. Olsen held several positions with AutoZone, an automotive parts and accessories retailer, including Controller, Vice President -- Finance, and Senior Vice President and Chief Financial Officer. From 1981 through 1984 he held a variety of positions with PepsiCo International and Pepsi Cola USA.

  John T. Ball has been Senior Vice President, Merchandising and Marketing of the Company since November 1997. From March 1995 through October 1997, he was Senior Vice President, Merchandising at Universal Studios, Inc. based in Orlando, Florida. Mr. Ball oversaw all merchandising efforts related to Universal's theme parks located in California, Florida and Japan. From 1993 to 1995, Mr. Ball was Vice President, Merchandising, Men's at Eddie Bauer, Inc. in Redmond, Washington, and was Director of Outlet Stores for Eddie Bauer from 1990 to 1993. From 1980 to 1985, he held several merchandising management positions in divisions of the Carter Hawley Hale Stores.

  Cynthia G. Watts has been Vice President and General Counsel of the Company since February 1993 and Secretary of the Company since March 1993. Since July 1997, she has been General Counsel to Hancock Park Associates, which is the general partner and affiliate of several investment partnerships. From 1988 to January 1993, Ms. Watts was an attorney at Paul, Hastings, Janofsky and Walker, a Los Angeles-based law firm, where her practice was concentrated in the areas of general corporate representation and corporate finance, including securities, venture capital and mergers and acquisitions.

  All executive officers of the Company are chosen by the Board of Directors and serve at the Board's discretion. No family relationships exist between any of the officers or directors of the Company.

  Messrs. Fourticq and McDermott are partners together in investment partnerships that do not own shares of the Company.

  Occidental holds Leslie's Series A Preferred Stock in the principal amount of $28.0 million, together with warrants to purchase common stock.

  Immediately prior to the consummation of the transactions, Leslie's, GEI, the members of the HPA Group, Brian P. McDermott and Manette J. McDermott, as Co-Trustees of the McDermott Family Trust, and Occidental and the holders of certain management options entered into a Stockholders Agreement. In the Stockholders Agreement, Michael Fourticq and Mr. McDermott were given certain rights to be elected as directors of the Company. In addition, Occidental, as owner of the Preferred Stock, was given the right to board representation.

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following summary compensation table sets forth for the fiscal years ended September 27, 1997, December 28, 1996, and December 30, 1995, the compensation for services to the Company of the Chief Executive Officer and the other executive officers of the Company as of September 27, 1997.

                                                                                LONG-TERM            ALL OTHER
                                                    ANNUAL COMPENSATION        COMPENSATION         COMPENSATION
                                                   ----------------------      ------------    ------------------------
                                                   SALARY           BONUS      STOCK OPTION     401(k)        INSURANCE
                                      YEAR           ($)             ($)        (#) /(1)/      ($) /(2)/      ($) /(3)/
                                      ----         -------          -----       ---------      ---------      ---------
Michael J. Fourticq................   1997         150,000             --           4,976             --             --
 Chairman of the Board                1996         157,500             --           3,308             --             --
                                      1995         150,000             --           3,308             --             --

Brian P. McDermott.................   1997         293,000             --          77,000          3,200             --
 Chief Executive Officer,             1996         367,500             --          30,000          3,000            204
 President and Director               1995         350,000             --              --          3,000            132

Robert D. Olsen....................   1997         192,000             --         102,761          3,200             --
 Executive Vice President             1996         231,000             --          22,500          3,000            204
 and Chief Financial Officer          1995         220,000             --              --          3,000            204

Cynthia G. Watts /(4)/.............   1997         104,000             --          16,000          3,200             --
 Senior Vice President, General       1996         157,500             --          15,000          3,000            108
 Counsel and Secretary                1995         150,000             --              --          3,000            108
--------------------

/(1)/ All options were granted at their fair market value on the date of grant, except 52,761 options granted to Robert D. Olsen and 7,000 options granted to Cynthia G. Watts in 1997, which have an exercise price of $5.00 per share.
/(2)/ Represents Company expected matching contributions to individuals' 401(k) accounts.
/(3)/ Represents premiums paid by the Company for life insurance not generally available to all Company employees.
/(4)/  Employed on a part-time basis since July 1, 1997.

NQ OPTION PLAN AND ISO OPTION PLAN

     Leslie's has adopted a non-qualified common stock option plan (the "NQ Option Plan") and an incentive common stock option plan (the "ISO Option Plan") and has reserved 83,599 shares and 273,946 shares, respectively, of Leslie's common stock for issuance upon the exercise of options to be granted to certain employees of Leslie's thereunder. Options to purchase Leslie's common stock have been granted at an exercise price of $5.00 per share for options granted under the NQ Option Plan ("NQ Options") and $14.50 per share in the case of options granted under the ISO Option Plan.

     Leslie's has reserved 83,599 shares of Leslie's common stock for the NQ Option Plan. NQ Options vest immediately. However, Leslie's (and in some instances GEI and certain members of the HPA Group) have a right ("Call Option") to repurchase a portion of each NQ Option (and a portion of any shares of Leslie's common stock issued upon the exercise of any NQ Option ("NQ Option Shares")) upon the option holder or stockholder ceasing to provide services to Leslie's. If the NQ Option holder's service termination occurs prior to the first anniversary of the consummation of the Transactions, two-thirds of the NQ Option and two-thirds of any NQ Option Shares may be repurchased; if the termination occurs on or after the first anniversary and before the second anniversary, the Call Option applies to one-third of the NQ Options and NQ Option Shares; and the Call Option will not apply to any NQ Options or NQ Option Shares if termination occurs on or after the second anniversary of the consummation of the Transactions. NQ Options have a term of ten years and remain exercisable without regard to any termination of employment of the holder, subject to the exercise of the Call Option as described above.

     Under the ISO Plan, ISO Options vest in one-third increments on the first, second and third anniversaries of the effective date of the merger, except for options to purchase 71,647 shares are also subject to a further vesting condition based upon Leslie's achieving certain operating and store-opening goals. Options intended to qualify as "incentive stock options" and options not intended to so qualify may be granted under the ISO Option Plan. Pursuant to law, options intended to qualify as "incentive stock options" are subject to limitations on aggregate amounts granted and must be issued to any holder of 10% or more of the issuer's outstanding common stock at 110% of fair market value. Vested ISO Options may be exercised for 90 days post termination of employment, except in the case of the death of the option holder, in which case the vested portion may be exercised within twelve months from the date of termination. ISO Options have a term of ten years.


OPTION GRANTS IN 1997

     The following table sets forth the stock options granted to the Chief Executive Officer and the other executive officers of the Company as of September 27, 1997, during the nine months ended September 27, 1997, pursuant to the Company's Incentive Stock Option Plan, NQ Option Plan, or otherwise.


                                                      INDIVIDUAL GRANTS
                                 ---------------------------------------------------------

                                                 % OF TOTAL
                                                   OPTIONS                                         POTENTIAL REALIZABLE VALUE
                                                  GRANTED TO     EXERCISE                   AT ASSUMED ANNUAL RATES OF STOCK PRICE
                                                   EMPLOYEES        OR                           APPRECIATION FOR OPTION TERM/(1)/
                                  OPTIONS             IN           BASE         EXPIRATION
                                  GRANTED         FISCAL YEAR      PRICE           DATE          0%($)        5%($)         10% ($)
                                  -------         -----------      -----           ----        -------       -------      ---------
Michael J. Fourticq.........     4,976/(2)/            1.5%        $ 5.00         6/11/07       47,270        92,730        161,990
Brian P. McDermott..........    77,000/(3)/           23.2%         14.50         6/11/07           --       703,400      1,775,240
Robert D. Olsen.............    50,000/(3)/           15.1%         14.50         6/11/07           --       456,750      1,155,460
                                52,761/(2)/           15.9%          5.00         6/11/07      501,230       982,360      1,717,630
Cynthia G. Watts............     9,000/(3)/            2.7%         14.50         6/11/07           --        82,220        207,500
                                 7,000/(2)/            2.1%          5.00         6/11/07       66,500       130,450        227,890

/(1)/ Potential realizable value is based on an assumption that the stock price of the common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year option term. These numbers are calculated based on requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.

/(2)/ Granted pursuant to the NQ Option Plan. All grants pursuant to the NQ
      Option Plan were made at a $5.00 per share exercise price.

/(3)/ Granted pursuant to 1997 Stock Option Plan. All grants pursuant to the
      1997 Stock Option Plan were made at a $14.50 exercise pr ice. Options vest over three years. Certain options vest only in the event the Company achieves certain performance targets.

AGGREGATED OPTION EXERCISES IN 1997 AND FISCAL YEAR-END OPTION VALUE

  The following table sets forth the stock option exercises by the named executive officers during 1997. In addition, the table indicates the total number and value of exercisable and non-exercisable options held by each such officer as of September 27, 1997.

                                                                       NUMBER OF UNEXERCISED            VALUE OF UNEXERCISED
                                Shares Acquired       VALUE                  OPTIONS AT               IN-THE-MONEY OPTIONS AT
                                 on Exercise(#)   REALIZED($)/(1/)       SEPTEMBER 27, 1997          SEPTEMBER 27, 1997($)/(1)/
                                 --------------   ---------------   ---------------------------     -----------------------------
            NAME                                                    EXERCISABLE   UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
            ----                                                    -----------   -------------     -----------     -------------
Michael J. Fourticq..........           12,091            30,250          4,976              --            47,270              --
Brian P. McDermott...........          225,794         1,854,890             --          77,000                --              --
Robert D. Olsen..............           72,545           263,800         52,761          50,000           501,230              --
Cynthia G. Watts.............           44,773           159,650          7,000           9,000            66,500              --

--------------------
(/1/) All such options were exercised and retired in connection with the Transactions.
(/2/) Potential unrealized value is (i) the fair market value at September 27, 1997 ($14.50 per share) less the option exercise price times (ii) the number of shares.


DIRECTORS' COMPENSATION

     Directors do not receive any compensation directly for their service on the Company's Board of Directors. The Company has agreed, however, to pay LGP certain fees for various management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities.

ITEM 12.   PRINCIPAL SHAREHOLDERS AND STOCK OWNERSHIP OF MANAGEMENT

     The following table sets forth information as of December 1, 1997 with respect to (i) all persons known by the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) all executive officers of the Company; (iii) all directors; and (iv) all directors and executive officers as a group. The address for the directors and executive officers is in care of the Company.

                                                                             AMOUNT AND NATURE OF       PERCENTAGE OF
                             NAME AND ADDRESS                               BENEFICIAL OWNERSHIP OF        SHARES
                           OF BENEFICIAL OWNER                                COMMON STOCK(1)(2)        OUTSTANDING (2)
                           -------------------                                ------------------        ---------------
    GEI (3)..............................................................          1,055,172                  73.6%
    Gregory J. Annick /(4)/..............................................          1,055,172                  73.6
    John G. Danhakl /(4)/................................................          1,055,172                  73.6
    Brian P. McDermott...................................................            166,552                  11.6
    Michael J. Fourticq /(5)/............................................            144,827                  10.1
    Robert D. Olsen/(6)/.................................................             69,727                   4.8
    Cynthia G. Watts /(7)/...............................................              9,000                   0.6
    Dr. Dale R. Laurance.................................................                 --                    --
    John T. Ball.........................................................                 --                    --
    Occidental /(8)/.....................................................            252,996                  15.0
    All executive officers and directors as a group (8 persons)..........          1,465,966                  96.4

--------------

(1) The address of Messrs. Fourticq, McDermott, Olsen, Ball and Ms. Watts is 20630 Plummer Street, Chatsworth, California 91311. The address of Occidental and Dr. Laurance is 10889 Wilshire Boulevard, Los Angeles, California 90029. The address of GEI and Messrs. Annick and Danhakl is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.

(2) Computed based upon the total number of shares of Leslie's common stock outstanding and the number of shares of Leslie's common stock underlying warrants and options of that person exercisable within 60 days. In accordance with Rule 13(d)-3 of the Exchange Act, any Leslie's common stock which is subject to warrants or options exercisable within 60 days is deemed to be outstanding for the purpose of computing the percentage of outstanding shares of Leslie's common stock owned by the person holding such warrants or options, but is not deemed to be outstanding for the purpose of computing the percentage of outstanding shares of Leslie's common stock owned by any other person.

(3) GEI is a Delaware limited partnership managed by LGP, which is an affiliate of the general partner of GEI. Each of Leonard I. Green, Jonathan D. Sokoloff, Peter J. Nolan, Mr. Annick and Mr. Danhakl and Jennifer Holden Dunbar, either directly (whether through ownership interest or position) or through one of more intermediaries, may be deemed to control LGP and such general partner. LGP and such general may be deemed to control the voting and disposition of the shares of Leslie's common stock owned by GEI. Accordingly, for certain purposes, Messrs. Green, Sokoloff, Nolan, Annick and Danhakl and Ms. Holden Dunbar may be deemed to be beneficial owners of the shares of Leslie's common stock held by GEI.

(4) Includes the shares beneficially owned by GEI, of which Messrs. Annick and Danhakl and associates.

(5) Includes 4,976 shares subject to options exercisable within 60 days and 139,851 shares of Leslie's common stock.

(6) Includes 52,761 shares subject to options exercisable within 60 days and 16,966 shares of Leslie's common stock.

(7) Includes 7,000 shares subject to options exercisable within 60 days and 2,000 shares of Leslie's common stock.

(8)    All such shares are obtainable upon the exercise of warrants.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCK TRANSACTIONS

  In connection with the Transactions, the executive officers and directors of Leslie's California as of the date of the Transactions received a total of approximately $14.0 million for their sale of common stock owned by them, representing the Cash Merger Consideration, which was also payable to Leslie's California's public shareholders. Included in that amount, Mr. Fourticq (and affiliated partnerships) received the Cash Merger Consideration with respect to approximately 667,350 shares of Leslie's California common stock. He retained 160,539 shares of Leslie's California common stock, which were converted into an equal number of shares of the common stock of the Company. Also included in that amount, Mr. McDermott received the Cash Merger Consideration with respect to 10,647 shares of Leslie's California Common Stock. He retained 166,552 shares of Leslie's California common stock, which were converted into an equal number of shares of the Common Stock of the Company.

  In connection with the Transactions, Mr. Olsen purchased 16,966 shares of the Company's Common Stock and Ms. Watts purchased 2,000 shares (collectively, the "Subscription Stock").

MANAGEMENT AGREEMENT

  Pursuant to the terms of a Management Agreement among LGP, HPA and Leslie's,
(i) upon consummation of the Transactions, Leslie's paid LGP a transaction fee in the amount of $1.4 million, one-half of which was be paid to HPA for distribution among the HPA Group, including to Michael Fourticq, Brian McDermott and Robert Olsen, and (ii) Leslie's has agreed to pay LGP an annual management fee equal to 1.6% of the total sum invested by GEI in Leslie's.

OCCIDENTAL TRANSACTIONS

  Occidental, of which Dr. Laurance is an officer and director, was a holder of $10 million of 8% Convertible Subordinated Debentures issued by Leslie's California. In connection with the Transactions, exchanged the Debentures, and an additional $18 million in cash consideration for 28,000 shares of the Company's Series A Preferred Stock and warrants to purchase up to 15 percent (subject to adjustment) of the Company's common stock.

  A wholly-owned subsidiary of Occidental has a long-standing relationship with the Company as a supplier of certain of chemical chlorine compounds. A multi-year supply agreement terminated during 1997, and a new multi-year agreement was entered into between the parties on mutually satisfactory terms and conditions.

INDEMNIFICATION AND INSURANCE

  Pursuant to the requirements of the agreements concerning the Transactions, Leslie's is required to provide indemnification to the current and prior directors and officers of Leslie's California and Leslie's against costs, expenses, suits, claims and proceedings arising out of or pertaining to, or the approval and consummation of certain agreements related to the Transactions. Leslie's is obligated for a period of at least eighteen months from the effective date of the Transactions to continue in effect (or provide insurance coverage that, subject to Leslie's ability to obtain higher levels of deductibles, is comparable to) the directors and officers liability insurance that is currently in place with respect to claims arising from facts or events which occurred at or before the effective date of the Transactions, provided that the Company is not obligated to expend annually more than 150% of the cost of such coverage prior to the date of the Transactions.

STOCKHOLDERS AGREEMENT

  In connection with the Transactions, Leslie's, GEI , the members of the HPA Group, Brian P. McDermott and Manette J. McDermott, as Co-Trustees of the McDermott Family Trust, Occidental, the holders of the Subscription Stock and members of management who received NQ Options or ISO Options entered into a Stockholders Agreement (the "Stockholders Agreement"). The Stockholders Agreement provides the Company and certain Stockholders certain rights to repurchase a portion of the NQ Options, NQ Shares and the Subscription Stock of certain other Stockholders upon their ceasing to provide services to the Company. The Stockholders Agreement generally restricts the transferability of securities of the Company ("Securities") held by certain of the Stockholders and establishes a right of first refusal, in the event certain Stockholders seek to transfer any of their Securities to a third party, in favor of some other Stockholders. In addition, GEI has certain "drag-along" rights and if GEI desires to sell any Securities, other Stockholders have certain "tag-along" rights to participate in such sale. The Stockholders Agreement also grants demand registration rights to certain Stockholders and piggyback registration rights for all Stockholders. In the Stockholders Agreement, Mr. Fourticq and Mr. McDermott are given certain rights to be elected as directors of the Company.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1),(2) The following financial statements and financial statement schedules are included herewith and are filed as part of this annual report.

  Consolidated Balance Sheets at September 27, 1997 and December 28, 1996 Consolidated Statements of Income for the nine months ended September 27, 1997 and September 28, 1996 (unaudited) and the years ended December 28, 1996 and December 30, 1995
  Consolidated Statements of Shareholders' Equity (Deficit) for the nine months ended September 27, 1997 and the years ended December 28, 1996 and December 30, 1995.
  Consolidated Statements of Cash Flows for the nine months ended September 27,
     1997 and
  September 28, 1996 (unaudited) and the years ended December 28, 1996 and
     December 30, 1995
  Notes to Consolidated Financial Statements
  Report of Independent Public Accountants

Schedule II--Valuation and Qualifying Accounts

  (a)(3) The following exhibits set forth below are filed as part of this annual report or are incorporated herein by reference.

EXHIBIT
NUMBER                                       DESCRIPTION
-------                                      -----------
    3.1   Amended and Restated Certificate of Incorporation of the Company*

    3.2   Certificate of Merger of Leslie's Poolmart into the Company*

    3.3   Certificate of Merger of Poolmart USA Inc. into the Company*


    3.4 Certificate of Designation, Preferences and Rights of Exchangeable Cumulative Redeemable Preferred Stock, Series A*

    3.5   Bylaws of the Company*

    4.1 Indenture dated as of June 11, 1997 between the Company and U.S. Trust Company of California, N.A.*

   10.1 Credit Agreement dated June 11, 1997 among the Company, Wells Fargo Bank, N.A. and the financial institutions signatory thereto, including Security Agreement, Stock Pledge Agreement and Guarantees of subsidiaries*

   10.2 Preferred Stock and Warrant Purchase Agreement dated as of June 11, 1997 between the Company and Occidental Petroleum Corporation*

   10.3 Warrant dated June 11, 1997 for the purchase of shares of common stock of the Company issued to Occidental Petroleum Corporation*

   10.4 Stockholders Agreement and Subscription Agreement dated as of June 11, 1997 among the Company and Green Equity Investors II, LP, Richard H. Hillman, Michael J. Fourticq, Greg Fourticq, Brian P. McDermott, the Trustees of the McDermott Family Trust, Occidental Petroleum Corporation and the Stockholders identified on the signature pages thereto*

   10.5   NQ Option Plan and form of Agreement*

EXHIBIT
NUMBER                                       DESCRIPTION
-------                                      -----------

   10.6   ISO Option Plan and form of Agreements*
   10.7   Lease for Dallas Distribution Center*
   10.8   Lease for Ontario Distribution Center*
   10.9   Lease for Bridgeport Distribution Center*
   10.10 Form of Director's and Officer's Indemnification Agreement dated as of June 11, 1997 between the Company and certain members of management*
   10.11 Management Agreement dated as of June 11, 1997 between the Company and Leonard Green & Partners, LP*
   10.12 Noncompetition Agreement, dated August 31, 1992, among Sandy's Pool Supply, Inc., Leslie's Poolmart, and Philip Leslie*
   10.13 Noncompetition Agreement, dated August 31, 1992, among Sandy's Pool Supply, Inc., Leslie's Poolmart, and Sander Bass*
   10.14 Purchase Agreement dated June 6, 1997 between the Company and BT Securities Corporation*
   10.15 Registration Rights Agreement dated as of June 11, 1997 by and between the Company and BT Securities Corporation*
   18.1 Letter of Arthur Andersen LLP regarding change in accounting principle or practice
   24.1   Power of Attorney (included on signature page)
   21.1   Subsidiaries
   27.1   Financial Data Schedule
--------------
*Previously filed

  (b) Reports on Form 8-K

  None.   Subsequent to the period covered by this report, on September 29,
1997, the Company filed a Report on Form 8-K stating that it had changed its fiscal year-end from the Saturday closest to December 31 to the Saturday closest to September 30.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on December 22, 1997.

                                     LESLIE'S POOLMART, INC.
                                     (Registrant)



                                     By:  /s/   Robert D. Olsen
                                         ----------------------------
                                               Robert D. Olsen
                                           Chief Financial Officer

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Brian P. McDermott, Robert D. Olsen, and each of them, his true and lawful attorney-or attorneys-in-fact and agent or agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including pre-or post-effective amendments) to this Report on Form 10-k, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all hat said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


           SIGNATURE                       CAPACITY                   DATE
           ---------                       --------                   ----
/s/   Michael J. Fourticq          Chairman of the Board of     December 22, 1997
-------------------------------
      Michael J. Fourticq                Directors


/s/   Brian P. McDermott           Chief Executive Officer,     December 22, 1997
-------------------------------
      Brian P. McDermott           President, and Director


/s/   Gregory J. Annick                    Director             December 22, 1997
-------------------------------
      Gregory J. Annick


/s/   John G. Danhakl                      Director             December 22, 1997
-------------------------------
      John G. Danhakl


/s/    Dr. Dale R. Laurance                Director             December 22, 1997
-------------------------------
       Dr. Dale R. Laurance


/s/    Robert D. Olsen            Chief Financial Officer and   December 22, 1997
-------------------------------
       Robert D. Olsen            Principal Accounting Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of Leslie's Poolmart, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Leslie's Poolmart, Inc. and subsidiary included in this Form 10-K and have issued our report thereon dated November 14, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                               ARTHUR ANDERSEN LLP

Los Angeles, California
November 14, 1997

                               LESLIE'S POOLMART

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


                                                                         BALANCE AT   CHARGED TO                 BALANCE
                                                                         BEGINNING    COSTS AND                 AT END OF
                                                                         OF PERIOD     EXPENSES    DEDUCTIONS    PERIOD
                                                                         ----------   ----------   ----------   ---------
Year ended December 30, 1995:

       Accumulated amortization of goodwill...........................      906,000      239,000           --   1,145,000

       Accumulated amortization of deferred loan costs................       55,000       51,000           --     106,000

Year ended December 28, 1996:

       Accumulated amortization of goodwill...........................    1,145,000      252,000           --   1,397,000

       Accumulated amortization of deferred loan costs................      106,000       55,000           --     161,000

Year ended September 27, 1997:

       Accumulated amortization of goodwill...........................    1,397,000      191,000           --   1,588,000

       Accumulated amortization of deferred loan costs................      161,000      263,000     (280,000)    144,000
