Form 10-Q
period 1997-12-27
LESLIES POOLMART INC
filed 1998-02-06
CIK 866048

--------------------------------------------------------------------------------
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended December 27, 1997.

                                      OR

       [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________________ to _______________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ____     ____


Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

As of February 4, 1998 the number of outstanding shares of the Registrant's common stock was 1,433,643.

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.
                            -----------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                December 27,    September 27,
                                                    1997            1997
                                                ------------    -------------
                                                 (UNAUDITED)

ASSETS
------

CASH                                            $  5,503        $ 14,829
RECEIVABLES, NET                                   2,130           4,368
INVENTORIES, NET                                  41,667          40,239
PREPAID EXPENSES                                   1,849           1,523
DEFERRED TAX ASSETS                                4,313           4,313
                                                --------        --------
         TOTAL CURRENT ASSETS                     55,462          65,272

PROPERTY, PLANT AND EQUIPMENT, NET                36,311          35,694
GOODWILL, NET                                      7,987           8,051
DEFERRED FINANCING COSTS                           3,438           3,564
OTHER ASSETS                                         670             671
                                                --------        --------
                                                $103,868        $113,252
                                                ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

ACCOUNTS PAYABLE                                $ 11,050        $ 11,838
ACCRUED LIABILITIES                               11,887          10,544
LINE-OF-CREDIT BORROWINGS                             --              --
CURRENT PORTION OF LONG-TERM DEBT                     87              87
INCOME TAXES                                       1,542           6,092
                                                --------        --------
         TOTAL CURRENT LIABILITIES                24,566          28,561

DEFERRED TAX LIABILITIES                           3,393           3,393
LONG-TERM DEBT, NET OF CURRENT PORTION             1,279           1,290
SENIOR NOTES                                      90,000          90,000

PREFERRED STOCK                                   26,691          25,853

SHAREHOLDERS' EQUITY
--------------------

COMMON STOCK                                     (47,349)        (47,349)
RETAINED EARNINGS                                  5,288          11,504
                                                --------        --------
         TOTAL SHAREHOLDERS' EQUITY              (42,061)        (35,845)
                                                --------        --------
                                                $103,868        $113,252
                                                ========        ========

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            LESLIE'S POOLMART, INC.
                            -----------------------

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                           Three Months Ended
                                                                   ------------------------------------
                                                                   December 27,            December 28,
                                                                       1997                    1996
                                                                   ------------            ------------

SALES                                                               $  24,238               $  21,084
COST OF SALES                                                          17,512                  16,686
                                                                    ---------               ---------
  GROSS PROFIT                                                          6,726                   4,398

SELLING, GENERAL & ADMINISTRATIVE EXPENSES                             13,323                  10,646

AMORTIZATION OF ACQUISITION COSTS                                          64                      64

LOSS ON DISPOSITION OF FIXED ASSETS                                       106                     655
                                                                    ---------               ---------
  LOSS FROM OPERATIONS                                                 (6,767)                 (6,967)

INTEREST EXPENSE                                                        2,429                     622
                                                                    ---------               ---------
LOSS BEFORE INCOME TAX BENEFIT                                         (9,196)                 (7,589)

INCOME TAX BENEFIT                                                      3,814                   3,149
                                                                    ---------               ---------
  NET LOSS                                                             (5,382)                 (4,440)
                                                                    ---------               ---------
SERIES A PREFERRED STOCK DIVIDENDS
  AND ACCRETION                                                           834                      --

INCOME APPLICABLE TO COMMON SHAREHOLDERS                            $  (6,216)              $  (4,440)
                                                                    =========               =========

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.
                            -----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                                    Three Months Ended
                                                                ---------------------------
                                                                December 27,   December 28,
                                                                   1997           1996
                                                                -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

NET LOSS                                                         $(5,382)       $(4,440)

ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH USED IN OPERATING ACTIVITIES:

DEPRECIATION AND AMORTIZATION                                      1,562          1,116

LOSS ON DISPOSITION OF FIXED ASSETS                                  106            655

INCOME TAX BENEFIT                                                (3,814)        (3,149)

NET CHANGE IN RECEIVABLES,
  INVENTORY AND PAYABLES                                             629            (60)

OTHER NET                                                           (320)            70
                                                                 -------        -------

  NET CASH (USED IN) OPERATING ACTIVITIES                         (7,219)        (5,808)
                                                                 -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                         (2,096)        (1,969)

PROCEEDS FROM DISPOSITIONS OF PROPERTY,
  PLANT AND EQUIPMENT                                                 --             --
                                                                 -------        -------

   NET CASH USED IN INVESTING ACTIVITIES                          (2,096)        (1,969)
                                                                 -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

NET LINE-OF-CREDIT BORROWINGS                                         --          8,177
PAYMENTS OF LONG-TERM DEBT                                           (11)          (437)
                                                                 -------        -------

  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                (11)         7,740
                                                                 -------        -------

NET DECREASE IN CASH                                              (9,326)           (37)
CASH AT BEGINNING OF PERIOD                                       14,829            124
                                                                 -------        -------

CASH AT END OF PERIOD                                            $ 5,503        $    87
                                                                 =======        =======

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 27, 1997
                                  (Unaudited)


(1)  Presentation of Financial Information

     The financial statements included herein have been prepared by Leslie's Poolmart, Inc. (the "Company"), without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three month periods ended December 27, 1997 and December 28, 1996 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading.

     The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 1997. This document contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 27, 1997 and for the year then ended. The results of operations for the three months ended December 27, 1997 and December 28, 1996 are not indicative of the results for a full year.

(2)  Organization and Operations

     Leslie's Poolmart, Inc. is a specialty retailer of swimming pool supplies and related products. The Company currently markets its products under the trade name Leslie's Swimming Pool Supplies through 287 retail stores in 27 states and through mail order catalogs sent to selected swimming pool owners. The Company also repackages certain bulk chemical products for retail sale. The Company's business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending June and September.

     On June 11, 1997, Leslie's Poolmart (a California corporation - "Leslie's California") reincorporated in Delaware by merging into a wholly-owned Delaware subsidiary (the "Reincorporation"), changed its name to Leslie's Poolmart, Inc. and merged Poolmart USA Inc., a newly-formed corporation, with and into the Company (the "Recapitalization"). As a result of the Recapitalization, (i) each outstanding share of common stock of Leslie's California was converted into $14.50 cash (other than 359,505 shares owned primarily by members of management); and (ii) outstanding options covering approximately 830,000 shares of common stock, including those not yet vested, were exercised and retired for payment of the difference between the exercise price and $14.50 per share. The total value of the shares and options cashed out approximated $94,300,000, plus $5,229,000 in expenses associated with this transaction. These costs have been included in the cost to repurchase the common stock in the accompanying statement of shareholders' equity. In connection with the Recapitalization, the Company changed the authorized capital stock of the Company to 12,000,000 shares of common stock with a $0.001 par value and 2,000,000 shares of preferred stock with a $0.001 par value.

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

(3)     INVENTORIES

        Inventories consist of the following:
                                             December 27,       December 28,
                                                1997               1996
                                             ------------       ------------
                                                      (in thousands)

        Raw materials and supplies           $  1,403,000       $  1,659,000
        Finished goods                         40,264,000         32,289,000
                                             ------------       ------------
        Total Inventories                    $ 41,667,000       $ 33,948,000
                                             ============       ============

(4)     FISCAL PERIODS

        In 1997, the Company changed its fiscal year end from the Saturday closest to December 31 to the Saturday closest to September 30. The 1996 and 1995 fiscal years include 52 weeks, while the nine month fiscal year ended September 27, 1997 includes 39 weeks. Each fiscal quarter will have 13 weeks and will close on the Saturday closest to December 31, March 31 and June 30.

(5)     SUBSEQUENT EVENT

        In January 1998, the Company purchased the capital stock of Blackwood & Simmons, Inc. (dba Marlin Pool Supply), an operator of six swimming pool supply stores located in the Atlanta, Georgia area, in a cash for stock transaction. The purchase price, net of excess cash on hand, was approximately $2,300,000.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        OVERVIEW

        Leslie's Poolmart, Inc. is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company currently markets its products through 287 Company-owned retail stores in 28 states and through a nationwide mail order catalog. Leslie's is vertically integrated, operating a chemical repackaging facility in Ontario, California. It supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; and Bridgeport, New Jersey.

        SEASONALITY AND QUARTERLY FLUCTUATIONS

        The Company's business exhibits substantial seasonality which the Company believes is typical of the swimming pool supply industry. In general, sales and net income are highest during the fiscal quarters ending in June and September, which represent the peak months of swimming pool use. Sales are substantially lower during the quarters ending December and March when the Company will typically incur operating losses.

The Company expects that its quarterly results of operations will fluctuate depending on the timing and amount of revenue contributed by new stores and, to a lesser degree, the timing of costs associated with the opening of new stores. The Company generally attempts to open its new stores in the quarter ending in March in order to position itself for the following peak season.


RESULTS OF OPERATIONS

                                   Summary
                            -------------------------
                                (In thousands)
                               Three Months Ended
                            -------------------------
                            December 27, December 28,
                                1997        1996
                            ------------ ------------
Sales                        $24,238      $21,084

Loss from Operations          (6,767)      (6,967)
Depreciation                   1,372        1,036
Goodwill Amortization             64           63
Loss on Asset Dispositions       106          655
LIFO (Gain)/Loss                  --          284
                             -------      -------
 EBITDA Loss                 $(5,225)     $(4,929)

In the first quarter ended December 27, 1997, the Company reported an EBITDA loss of $5,225,000, as compared to an EBITDA loss of $4,929,000 for the December quarter of 1996. EBITDA represents earnings before interest, taxes, depreciation, amortization, loss or gain on fixed asset dispositions, and LIFO adjustments. During the quarter, 2 new stores were opened and 2 stores were closed, bringing the total store count to 278 on December 27, 1997, up from 259 in December of 1996. The Company historically incurs an operating loss in the quarter of the year ending in December and generally expects such losses to grow as new stores continue to be added at a significant rate.

                                      Sales
                            -------------------------
                                (In thousands)
                               Three Months Ended
                            -------------------------
                            December 27, December 28,
                                1997        1996
                            ------------ ------------
Retail Stores                 $22,697      $19,238
Mail Order                        749          919
Service Departments               792          927
                              -------      -------
                              $24,238      $21,084

Sales for the first quarter increased 15.0% over the December quarter of 1996. Retail store sales grew 18.0% for the three-month period due to an increase in the total number of stores in operation in 1997 versus 1996 as well as a comparable store sales increase of 16.2%. The increase in comparable store sales is primarily the result of the maturing of the new stores opened over the last several years, the continued growth in commercial sales, and the rollout of the store-based service operations. Commercial sales increased about 28% in the quarter compared to the same period of last year, and contributed about 4% to the comparable store sales growth. Additionally, the Company started to convert its remaining Service Department operations into store-based service operations, and as a result, is reflecting these service sales in retail store sales. This also added approximately 4% to the first quarter comparable store sales growth.

Mail order catalog sales in the first quarter declined 18.5% compared to the same quarter of the prior year. Service Department sales declined 14.6% in the quarter, reflecting the transition to the store-based service operations described above.

Gross profit for the three months ended December 27, 1997 equaled $6,726,000 or 27.7% of sales, 6.8% of sales higher than was reported in the same quarter of the prior year. The higher gross margin is primarily due to increased product gross margins and lower inventory shrinkage expense, as well as a decrease in rent expense as a percentage of sales due to the reduced number of new stores opened in 1997 versus 1996.

In the first quarter of 1998, selling, general and administrative expenses equaled $13,323,000, an increase of 25.1% over the same period of last year. This increase is largely the result of higher store expenses and increased overhead costs associated with the continued growth in the number of stores.

Interest expense equaled $2,429,000 in the first quarter of 1998, up significantly from $622,000 in the same period of last year. Increased borrowings resulting from the Recapitalization transaction and related issuance of the $90,000,000 in Senior Notes produced the higher interest expense in 1998.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Changes in Financial Condition

Between September 27, 1997 and December 27, 1997, total current assets decreased $9,810,000 principally the result of lower cash balances which decreased $9,326,000 during the period. The cash decreased due to the seasonal nature of the Company's business, specifically, funding the usual December quarter operating loss.

During the same period, current liabilities decreased $3,995,000, largely due to a $4,550,000 decrease in current income tax liabilities. The reduced income tax liability reflects the accrued tax benefit associated with the quarterly operating loss.

Liquidity and Capital Resources

In the quarter ended December 1997, net cash used in operating activities was $7,219,000 compared with $5,808,000 in the December quarter of the prior year. In the December quarter, cash is typically used to finance the operating losses experienced outside of the Company's peak selling season. In the December quarter, cash used in investing activities was $2,096,000, up very slightly from $1,969,000 in the same quarter of the prior year.

Cash used in financing activities was $11,000 in the quarter ended December 1997 compared with cash provided of $7,740,000 in the same quarter of 1996. In 1996, line-of-credit borrowings increased primarily to finance the usual December quarter operating loss whereas, in 1997, no additional borrowings were needed as the Company had sufficient cash balances available.

The Company believes that its internally generated funds, as well as its borrowing capacity, are adequate to meet its working capital needs, maturing obligations and capital expenditure requirements, including those relating to the opening of new stores.

                          PART II. OTHER INFORMATION

ITEM 5:   OTHER INFORMATION

ITEM 6:   Exhibits and Reports on Form 8-K

          (a) Exhibits

              27. Financial Data Schedule

          (b) Reports on Form 8-K

              None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LESLIE'S POOLMART


Date:  February 6, 1998                /s/ Robert D. Olsen
                                       -----------------------------------
                                       Robert D. Olsen
                                       Chief Financial Officer