Form 10-Q
period 1998-03-28
LESLIES POOLMART INC
filed 1998-05-04
CIK 866048

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934
          For the quarterly period ended March 28, 1998.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934
          For the transition period from _________________ to __________________

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

  As of May 1, 1998 the number of outstanding shares of the Registrant's common stock was 1,433,643.

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.
                            -----------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                             March 28,    September 27,
                                               1998            1997
                                            -----------   -------------
ASSETS                                      (UNAUDITED)
------
CASH                                          $    149         $ 14,829
RECEIVABLES, NET                                 2,360            4,368
INVENTORIES, NET                                62,846           40,239
PREPAID EXPENSES                                 2,450            1,523
DEFERRED TAX ASSETS                              4,313            4,313
DEFERRED INCOME TAX CHARGE                       5,000               --
                                              --------         --------
      TOTAL CURRENT ASSETS                      77,118           65,272

PROPERTY, PLANT AND EQUIPMENT, NET              39,992           35,694
GOODWILL, NET                                    8,866            8,051
NON-COMPETE CONVENANT                            1,131               --
DEFERRED FINANCING COSTS                         3,291            3,564
OTHER ASSETS                                       645              671
                                              --------         --------
                                              $131,043         $113,252
                                              ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

ACCOUNTS PAYABLE                              $ 39,797         $ 11,838
ACCRUED LIABILITIES                             10,182           10,544
LINE-OF-CREDIT BORROWING                        10,179               --
CURRENT PORTION OF LONG-TERM DEBT                   87               87
INCOME TAXES                                        --            6,092
                                              --------         --------
      TOTAL CURRENT LIABILITIES                 60,245           28,561

DEFERRED TAX LIABLITIES                          3,393            3,393
LONG-TERM DEBT, NET OF CURRENT PORTION           1,283            1,290
SENIOR NOTES                                    90,000           90,000

PREFERRED STOCK                                 27,552           25,853

SHAREHOLDERS' EQUITY
--------------------

COMMON STOCK                                   (47,349)         (47,349)
RETAINED (DEFICIT) EARNINGS                     (4,081)          11,504
                                              --------         --------

      TOTAL SHAREHOLDERS'EQUITY                (51,430)         (35,845)
                                              --------         --------

                                              $131,043         $113,252
                                              ========         ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            LESLIE'S POOLMART, INC.
                            -----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                              Three Months Ended
                                             ---------------------
                                             March 28,   March 29,
                                               1998        1997
                                             ---------   ---------
SALES                                         $24,403     $23,816
COST OF SALES                                  18,667      18,254
                                              -------     -------

 GROSS PROFIT                                   5,736       5,562

SELLING, GENERAL & ADMINISTRATIVE EXPENSES     17,880      15,055

AMORTIZATION OF ACQUISITION COSTS                 136          64

LOSS ON DISPOSITION OF FIXED ASSETS                --          71
                                              -------     -------
 LOSS FROM OPERATIONS                         (12,280)     (9,628)


INTEREST EXPENSE                                2,767         799
                                              -------     -------
LOSS BEFORE INCOME TAX BENEFIT                (15,047)    (10,427)

INCOME TAX BENEFIT                              6,543       4,326
                                              -------     -------
 NET LOSS                                      (8,504)     (6,101)
                                              -------     -------

SERIES A PREFERRED STOCK DIVIDENDS
 AND ACCRETION                                    861          --

LOSS APPLICABLE TO COMMON SHAREHOLDERS        $(9,365)    $(6,101)
                                              =======     =======


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                               Six Months Ended
                                             ----------------------
                                             March 28,    March 29,
                                                1998         1997
                                             ---------    ---------
SALES                                          $48,641      $44,900
COST OF SALES                                   36,179       34,940
                                              --------     --------

 GROSS PROFIT                                   12,462        9,960


SELLING, GENERAL & ADMINISTRATIVE EXPENSES      31,203       25,704

AMORTIZATION OF ACQUISITION COSTS                  200          125

LOSS ON DISPOSITION OF FIXED ASSETS                106          726
                                              --------     --------
 LOSS FROM OPERATIONS                          (19,047)     (16,595)


INTEREST EXPENSE                                 5,196        1,421
                                              --------     --------

LOSS BEFORE INCOME TAX BENEFIT                 (24,243)     (18,016)

INCOME TAX BENEFIT                              10,357        7,475
                                              --------     --------

   NET LOSS                                    (13,886)     (10,541)
                                              --------     --------

SERIES A PREFERRED STOCK DIVIDENDS
 AND ACCRETION                                   1,700           --

LOSS APPLICABLE TO COMMON SHAREHOLDERS        $(15,586)    $(10,541)
                                              ========     ========



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.
                            -----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                      Six Months Ended
                                                   -----------------------
                                                   March 28,    March 29,
                                                      1998         1997
                                                   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

NET LOSS                                            $(13,886)    $(10,541)

ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH USED IN OPERATING ACTIVITIES:

DEPRECIATION AND AMORTIZATION                          3,280        2,442

LOSS ON DISPOSITION OF FIXED ASSETS                      106          726

INCOME TAX BENEFIT                                   (10,357)      (7,475)

NET CHANGE IN RECEIVABLES,
  INVENTORY AND PAYABLES                               6,263        8,656

OTHER, NET                                              (902)        (929)
                                                    --------     --------

  NET CASH (USED IN) OPERATING ACTIVITIES            (15,496)      (7,121)
                                                    --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

PURCHASE OF PROPERTY, PLANT AND EQUIPMENT             (7,160)      (5,540)

BUSINESS ACQUISITIONS                                 (2,196)          --
                                                    --------     --------

  NET CASH USED IN INVESTING ACTIVITIES               (9,356)      (5,540)
                                                    --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

NET LINE-OF-CREDIT BORROWINGS                         10,179       19,106
PAYMENTS OF LONG-TERM DEBT                                (7)      (6,457)
PROCEEDS FROM ISSUANCE OF COMMON STOCK                    --           21
                                                    --------     --------

  NET CASH PROVIDED BY FINANCING ACTIVITIES           10,172       12,670
                                                    --------     --------

NET (DECREASE) INCREASE IN CASH                      (14,680)           9
CASH AT BEGINNING OF PERIOD                           14,829          124
                                                    --------     --------

CASH AT END OF PERIOD                               $    149     $    133
                                                    ========     ========


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 29, 1998
                                  (UNAUDITED)


(1)  PRESENTATION OF FINANCIAL INFORMATION

      The financial statements included herein have been prepared by Leslie's Poolmart, Inc. (the "Company"), without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and six month periods ended March 28, 1998 and March 29, 1997 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading.

      The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 1997. This document contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 27, 1997 and for the nine months then ended. The results of operations for the three and six months ended March 28, 1998 and March 29, 1997 are not indicative of the results for a full year.

(2)   ORGANIZATION AND OPERATIONS

      Leslie's Poolmart, Inc. is a specialty retailer of swimming pool supplies and related products. The Company currently markets its products under the trade name Leslie's Swimming Pool Supplies through 317 retail stores in 28 states and through mail order catalogs sent to selected swimming pool owners. The Company also repackages certain bulk chemical products for retail sale. The Company's business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending June and September.

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


(3)   INVENTORIES

      Inventories consist of the following:

                                                     March 28,       March 29,
                                                       1998            1997
                                                     -------         -------
                                                          (in thousands)
      Raw materials and supplies                     $ 1,091         $ 2,007
      Finished goods                                  61,755          54,545
                                                     -------         -------

      Total Inventories                              $62,846         $56,552
                                                     =======         =======

(4)   FISCAL PERIODS

      In 1997, the Company changed its fiscal year end from the Saturday closest to December 31 to the Saturday closest to September 30. Each fiscal quarter will have 13 weeks and will close on the Saturday closest to December 31, March 31 and June 30.

(5)   BUSINESS ACQUISITIONS

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



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      OVERVIEW

      Leslie's Poolmart, Inc. is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company currently markets its products through 317 Company-owned retail stores in 28 states and through a nationwide mail order catalog. Leslie's is vertically integrated, operating a chemical repackaging facility in Ontario, California. It supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; and Bridgeport, New Jersey.

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

RESULTS OF OPERATIONS

                                                          Summary
                                      ------------------------------------------------
                                                       (In thousands)
                                        Three Months Ended         Six Months Ended
                                      ----------------------    ----------------------
                                      March 28,    March 29,    March 28,    March 29,
                                        1998         1997         1998         1997
                                      ---------    ---------    ---------    ---------
      Sales                            $ 24,403      $23,816     $ 48,641    $  44,900

      Loss from Operations              (12,280)      (9,628)     (19,047)     (16,595)
      Depreciation                        1,435        1,250        2,807        2,288
      Amortization                          136           64          200          125
      Loss on Asset Dispositions             --           71          106          726
      LIFO (Gain)/Loss                       --           --           --          284
                                       --------      -------     --------    ---------

       EBITDA Loss                     $(10,709)     $(8,243)    $(15,934)    ($13,172)

      In the second quarter ended March 28, 1998, the Company reported an EBITDA loss of $10,709,000, as compared to an EBITDA loss of $8,243,000 for the March quarter of 1997. EBITDA represents earnings before interest, taxes, depreciation, amortization, loss or gain on fixed asset dispositions, and LIFO adjustments. During the quarter, 29 new stores were opened, 1 relocated store was reopened and 5 stores were added as a result of the Marlin acquisition, bringing the total store count to 313 on March 28, 1998, up from 268 in March of 1997. The Company historically incurs an operating loss in the quarters ending in December and March and expects such losses to grow as new stores continue to be added at a significant rate.

                                                   Sales
                               ---------------------------------------------
                                              (In thousands)
                                Three Months Ended       Six Months Ended
                               ---------------------   ---------------------
                               March 28,   March 29,   March 28,   March 29,
                                 1998        1997        1998        1997
                               ---------   ---------   ---------   ---------

      Retail Stores              $23,573     $22,134     $46,270     $41,372
      Mail Order                     743         794       1,492       1,713
      Service Departments             87         888         879       1,815
                                 -------     -------     -------     -------
       Total                     $24,403     $23,816     $48,641     $44,900

      Sales for the second quarter increased 2.5% over the March quarter of 1997, bringing the year-to-date sales growth to 8.3%. Retail store sales grew 6.5% in the second quarter and 11.8% year-to-date, reflecting an increase in the total number of stores in operation and comparable store sales which were flat for the March quarter but increased 7.5% on a year-to-date basis. Declines in residential retail sales in the March quarter were offset by the addition of service sales and continued growth in the commercial business. Very modest sales growth was seen in the quarter due to the cool, wet weather experienced in the California market in February and March, and in comparison to a very strong March quarter of 1997.

      The year-to-date increase in comparable store sales is primarily the result of the maturing of the new stores opened over the last several years, the continued growth in commercial sales, and the roll out of the store-based service operations. Commercial sales increased 10.9% in the quarter and 18.1% year-to-date. In the second quarter, the Company converted most of its remaining Service Departments into store-based service operations and, as a result, is reflecting these service sales in retail store sales. Commercial sales growth and the addition of service sales contributed about 7% to comparable store sales in both the quarter and year-to-date periods.

      Mail order catalog sales in the second quarter declined 6.4% compared to the same quarter of the prior year. Service Department sales declined 90.2% in the quarter, reflecting the transition to the store-based service operations described above.

      Gross profit for the three months ended March 28, 1998 equaled $5,736,000 or 23.5% of sales, .1% of sales higher than was reported in the same quarter of the prior year. This brings the year-to-date gross margin to 25.6%, 3.4% of sales higher than the same period in the prior year. The higher gross margin in the quarter is primarily due to increased product gross margins, largely offset by higher rent expense as a percentage of sales due to the increased number of new stores opened in 1998 versus 1997, and to the softness of sales in the March quarter of this year.

      In the second quarter of 1998, selling, general and administrative expense equaled $17,880,000, an 18.8% increase above the $15,055,000 incurred in the comparable quarter of 1997. This brings the year-to-date selling, general and administrative expenses to $31,203,000, up 21.4% over the prior year. The 21.4% year-to-date growth in selling, general and administrative expenses reflects higher operating expenses associated with the increased sales and the increased number of stores in 1998.

      Interest expense equaled $2,767,000 in the second quarter of 1998, and $5,196,000 year-to-date, up from $799,000 and $1,421,000 in the comparable periods in 1997. The higher interest expense was primarily due to increased borrowings in June of 1997 resulting from the completion of the Recapitalization transaction and the related issuance of the $90,000,000 in Senior Notes.

      Amortization expense in the second quarter increased to $136,000 from $64,000 in the prior year due to higher goodwill amortization and the amortization of non-competition agreements associated with the Marlin acquisition.

      FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Changes in Financial Condition

      Between September 27, 1997 and March 28, 1998, total current assets increased $11,846,000, principally the result of inventory which increased $22,607,000 during the period, offset by declines in cash balances. The inventory increase results from the seasonal nature of the Company's business and the new stores opened in 1998. Cash declined during the period funding the operating losses which occur in the December and March quarters and the capital expenditures for new store additions.

      During the same period, current liabilities increased $31,684,000, largely due to a $27,959,000 increase in accounts payable. This increase relates primarily to favorable dating terms on trade payables extended by vendors to support the seasonal inventory buildup.

      Liquidity and Capital Resources

      In the six months ended March 28, 1998, net cash used in operating activities was $15,496,000 compared with $7,121,000 in the first six months of the prior year. During these six months, cash is typically used to finance the operating losses experienced outside of the Company's peak selling season.

      Cash used in investing activities was $9,356,000, compared with $5,540,000 in the first six months of the prior year. This increase results from increased capital expenditures in fiscal 1998 as compared to fiscal 1997, primarily due to opening a larger number of new stores in 1998, and to a small acquisition made in the quarter. In the March quarter, the Company purchased Marlin Pool Supplies, an operator of six swimming pool supply stores located in the Atlanta, Georgia area.

      Cash provided by financing activities was $10,172,000 in the six months ended March 1998. Borrowings increased primarily to finance the usual operating losses and capital expenditures associated with the continued new store openings.

      The Company believes that its internally generated funds, as well as its borrowing capacity, are adequate to meet its working capital needs, maturing obligations and capital expenditure requirements, including those relating to the opening of new stores.

                          PART II.  OTHER INFORMATION

ITEM 5: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-A

        (a) EXHIBITS

            27. FINANCIAL DATA SCHEDULE

        (b) REPORTS ON FORM 8-K

            None


                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              LESLIE'S POOLMART



Date:  May 4, 1998            /s/ Robert D. Olsen
                              ---------------------------------
                              Robert D. Olsen
                              Chief Financial Officer