Form 10-Q
period 1998-06-27
LESLIES POOLMART INC
filed 1998-08-04
CIK 866048

--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
  (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934
          For the quarterly period ended June 27, 1998.

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE
          ACT OF 1934
          For the transition period from _______________ to ____________


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

As of August 3, 1998 the number of outstanding shares of the Registrant's common stock was 1,433,643.
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.
                            -----------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                             June 27,     September 27,
                                               1998            1997
                                            -----------   --------------
                                            (UNAUDITED)

ASSETS
------

CASH                                          $  4,311         $ 14,829
RECEIVABLES, NET                                 4,737            4,368
INVENTORIES, NET                                61,542           40,239
PREPAID EXPENSES                                 2,365            1,523
DEFERRED TAX ASSETS                              4,313            4,313
                                              --------         --------
      TOTAL CURRENT ASSETS                      77,268           65,272


PROPERTY, PLANT AND EQUIPMENT, NET              40,455           35,694
GOODWILL, NET                                    8,797            8,051
NON-COMPETE CONVENANT                            1,215               --
DEFERRED FINANCING COSTS                         3,154            3,564
OTHER ASSETS                                       627              671
                                              --------         --------
                                              $131,516         $113,252
                                              ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

ACCOUNTS PAYABLE                              $ 31,599         $ 11,838
ACCRUED LIABILITIES                             17,524           10,544
CURRENT PORTION OF LONG-TERM DEBT                   87               87
INCOME TAXES                                     2,536            6,092
                                              --------         --------
      TOTAL CURRENT LIABILITIES                 51,746           28,561

DEFERRED TAX LIABILITIES                         3,393            3,393
LONG-TERM DEBT, NET OF CURRENT PORTION           1,243            1,290
SENIOR NOTES                                    90,000           90,000

PREFERRED STOCK                                 28,437           25,853

SHAREHOLDERS' EQUITY
---------------------

COMMON STOCK                                   (47,432)         (47,349)
RETAINED EARNINGS                                4,129           11,504
                                              --------         --------

      TOTAL SHAREHOLDERS' DEFICIT              (43,303)         (35,845)
                                              --------         --------

                                              $131,516         $113,252
                                              ========         ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            LESLIE'S POOLMART, INC.
                            -----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                 Three Months Ended
                                                --------------------
                                               June 27,        June 28,
                                                 1998            1997
                                               ---------       --------

SALES                                          $110,851         $98,034
COST OF SALES                                    64,542          57,176
                                               --------         -------

 GROSS PROFIT                                    46,309          40,858


SELLING, GENERAL & ADMINISTRATIVE EXPENSES       27,277          23,788

AMORTIZATION OF ACQUISITION COSTS                   185              63

RECAPITALIZATION COSTS                               --             794

LOSS ON DISPOSITION OF FIXED ASSETS                  42             201
                                               --------         -------
 INCOME FROM OPERATIONS                          18,805          16,012


INTEREST EXPENSE                                  2,689             948
                                               --------         -------

INCOME BEFORE INCOME TAXES                       16,116          15,064

INCOME TAX PROVISION                              7,021           6,288
                                               --------         -------
   NET INCOME                                     9,095           8,776
                                               --------         -------

SERIES A PREFERRED STOCK DIVIDENDS
   AND ACCRETION                                    885             153

INCOME APPLICABLE TO COMMON SHAREHOLDERS       $  8,210         $ 8,623
                                               ========         =======



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.
                            -----------------------

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                  Nine Months Ended
                                                ---------------------
                                               June 27,         June 28,
                                                 1998             1997
                                               ---------       ---------

SALES                                         $159,492         $142,934
COST OF SALES                                  100,721           92,116
                                              --------         --------
 GROSS PROFIT                                   58,771           50,818

SELLING, GENERAL & ADMINISTRATIVE EXPENSES      58,480           49,492

AMORTIZATION OF ACQUISITION COSTS                  385              188

RECAPITALIZATION COSTS                              --              794

LOSS ON DISPOSITION OF FIXED ASSETS                148              927
                                              --------         --------

 LOSS FROM OPERATIONS                             (242)            (583)


INTEREST EXPENSE                                 7,885            2,369
                                              --------         --------

LOSS BEFORE INCOME TAX BENEFIT                  (8,127)          (2,952)

INCOME TAX BENEFIT                               3,336            1,187
                                              --------         --------

  NET LOSS                                      (4,791)          (1,765)
                                              --------         --------

SERIES A PREFERRED STOCK DIVIDENDS
   AND ACCRETION                                 2,584              153

LOSS APPLICABLE TO COMMON SHAREHOLDERS         $(7,375)         $(1,918)
                                              ========         ========




              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.
                            -----------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                        Nine Months Ended
                                                      ---------------------
                                                    June 27,         June 28,
                                                      1998             1997
                                                    ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

NET LOSS                                            $ (4,791)        $ (1,765)

ADJUSTMENTS TO RECONCILE NET LOSS TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:

DEPRECIATION AND AMORTIZATION                          5,165            3,923

LOSS ON DISPOSITION OF FIXED ASSETS                      148              927

INCOME TAX BENEFIT                                    (3,336)          (1,187)

NET CHANGE IN RECEIVABLES,
   INVENTORY AND PAYABLES                              4,849            4,728

OTHER, NET                                              (797)             231
                                                     -------          -------

    NET CASH PROVIDED BY OPERATING ACTIVITIES          1,238            6,857
                                                     -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

PURCHASE OF PROPERTY, PLANT AND EQUIPMENT             (9,229)          (7,382)

BUSINESS ACQUISITIONS                                 (2,396)              --
                                                     -------          -------

    NET CASH USED IN INVESTING ACTIVITIES            (11,625)          (7,382)
                                                     -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

NET LINE-OF-CREDIT PAYMENTS                               --           (7,263)
PROCEEDS FROM ISSUANCE OF SENIOR NOTES                    --           90,000
PAYMENTS OF LONG-TERM DEBT                               (47)         (16,697)
PAYMENT OF DEFERRED FINANCING COSTS                       --           (3,533)
PURCHASE OF COMMON STOCK                                  --          (94,300)
PROCEEDS FROM ISSUANCE OF PREFERRED AND
  COMMON STOCK, NET                                      (84)          39,797
                                                     -------          -------

  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES   (131)           8,004
                                                     -------          -------

NET (DECREASE) INCREASE IN CASH                      (10,518)           7,479
CASH AT BEGINNING OF PERIOD                           14,829              124
                                                     -------          -------

CASH AT END OF PERIOD                                $ 4,311          $ 7,603
                                                     ========         =======

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 27, 1998
                                  (UNAUDITED)


(1)  PRESENTATION OF FINANCIAL INFORMATION

      The financial statements included herein have been prepared by Leslie's Poolmart, Inc. (the "Company"), without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and nine month periods ended June 27, 1998 and June 28, 1997 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading.

      The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 1997. This document contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 27, 1997 and for the nine months then ended. The results of operations for the three and nine months ended June 27, 1998 and June 28, 1997 are not indicative of the results for a full year.

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

      On June 11, 1997, Leslie's Poolmart (a California corporation "Leslie's California") reincorporated in Delaware by merging into a wholly-owned Delaware subsidiary (the "Reincorporation"), changed its name to Leslie's Poolmart, Inc. and merged Poolmart USA Inc., a newly-formed corporation, with and into the Company (the "Recapitalization"). As a result of the Recapitalization, (i) each outstanding share of common stock of Leslie's California was converted into $14.50 cash (other than 359,505 shares owned primarily by members of management); and (ii) outstanding options covering approximately 830,000 shares of common stock, including those not yet vested, were exercised and retired for payment of the difference between the exercise price and $14.50 per share. The total value of the shares and options cashed out approximated $94,300,000, plus $5,229,000 in expenses associated with this transaction. These costs have been included in the cost to repurchase the common stock. In connection with the Recapitalization, the Company changed the authorized capital stock of the Company to 12,000,000 shares of common stock with a $0.001 par value and 2,000,000 shares of preferred stock with a $0.001 par value.

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



(3)   INVENTORIES

      Inventories consist of the following:


                                                      June 27,       June 28,
                                                        1998           1997
                                                     -------         -------
                                                          (in thousands)

      Raw materials and supplies                     $   843         $ 2,071
      Finished goods                                  60,699          51,456
                                                     -------         -------

      Total Inventories                              $61,542         $53,527


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

RESULTS OF OPERATIONS


                                                  Summary
                                                  --------
                                               (In thousands)
                                    Three Months Ended    Nine Months Ended
                                   --------------------  --------------------
                                   June 27,   June 28,   June 27,    June 28,
                                     1998       1997       1998        1997
                                   --------    --------  --------    --------

Sales                              $110,851    $98,034   $159,492    $142,934

Income/(Loss) from Operations        18,805     16,012       (242)       (583)
Depreciation                          1,563      1,297      4,370       3,585
Amortization                            185         63        385         188
Loss on Asset Dispositions               42        201        148         927
Recapitalization Costs                   --        794         --         794
LIFO (Gain)/Loss                         --         --         --         284
                                   --------    -------   --------    --------
  EBITDA                           $ 20,595    $18,367   $  4,661    $  5,195

In the third quarter ended June 27, 1998, the Company reported an EBITDA of $20,595,000, as compared to an EBITDA of $18,367,000 for the June quarter of 1997. EBITDA represents earnings before interest, taxes, depreciation, amortization, loss or gain on fixed asset dispositions, and LIFO adjustments. During the quarter, 5 new stores were opened and one store was closed, bringing the total store count to 317 on June 27, 1998, up from 278 in June of 1997.

                                                Sales
                               -----------------------------------------
                                            (In thousands)
                               Three Months Ended     Nine Months Ended
                               -------------------   -------------------
                               June 27,   June 28,   June 27,   June 28,
                                 1998       1997       1998       1997
                               --------   --------   --------   --------

      Retail Stores            $108,415    $93,448   $154,685   $134,820
      Mail Order                  2,419      2,927      3,911      4,640
      Service Departments            17      1,659        896      3,474
                               --------    -------   --------   --------
       Total                   $110,851    $98,034   $159,492   $142,934

      Sales for the third quarter increased 13.1% over the June quarter of 1997, bringing the year-to-date sales growth to 11.6%. Retail store sales grew 16.0% in the third quarter and 14.7% year-to-date, reflecting an increase in the total number of stores in operation and comparable store sales which were up 7.8% for the June quarter and 7.7% on a year-to-date basis. Modest sales growth was seen in the quarter due to the cool, wet weather experienced in the California market during April, May and June.

      The year-to-date increase in comparable store sales is primarily the result of the maturing of the new stores opened over the last several years, the continued growth in commercial sales, and the roll out of the store-based service operations. Commercial sales increased about 19% in both the quarter and year-to-date periods. In the third quarter, the Company converted all of its remaining Service Departments into store-based service operations and, as a result, is reflecting these service sales in retail store sales. Commercial sales growth and the addition of service sales contributed about 6% to comparable store sales gains in both the quarter and year-to-date periods.

      Mail order catalog sales in the third quarter declined 17.4% compared to the same quarter of the prior year reflecting continued cannibalization from new store openings. Service Department sales were all but eliminated in the quarter, reflecting the transition to the store-based service operations described above.

      Gross profit for the three months ended June 27, 1998 equaled $46,309,000 or 41.8% of sales, .1% of sales higher than was reported in the same quarter of the prior year. This brings the year-to-date gross margin to 36.8%, 1.2% of sales higher than the same period in the prior year. The higher gross margin in the quarter is primarily due to increased product gross margins, largely offset by higher rent expense as a percentage of sales due to the increased number of new stores opened in 1998 versus 1997.

      In the third quarter of 1998, selling, general and administrative expense equaled $27,277,000, a 14.7% increase above the $23,788,000 incurred in the comparable quarter of 1997. This brings the year-to-date selling, general and administrative expenses to $58,480,000, up 18.2% over the prior year. The 18.2% year-to-date growth in selling, general and administrative expenses reflects higher operating expenses associated with the increased sales and the increased number of stores operated in 1998.

      Interest expense equaled $2,689,000 in the third quarter of 1998, and $7,885,000 year-to-date, up from $948,000 and $2,369,000 in the comparable periods in 1997. The higher interest expense was primarily due to the increased borrowings resulting from the Recapitalization transaction and the related issuance of the $90,000,000 in Senior Notes.

      Amortization expense in the third quarter increased to $185,000 from $63,000 in the prior year due to higher goodwill amortization and the amortization of non-competition agreements associated with the Marlin acquisition.

      FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Changes in Financial Condition

      Between September 27, 1997 and June 27, 1998, total current assets increased $11,996,000, principally the result of inventory which increased $21,303,000 during the period, offset by declines in cash balances. The inventory increase results from the seasonal nature of the Company's business and from the new stores opened in 1998. Cash declined during the period funding the capital expenditures for new store additions and the Company's pre-tax year-to-date losses.

      During the same period, current liabilities increased $23,185,000, largely due to a $19,761,000 increase in accounts payable. This increase relates primarily to favorable dating terms on trade payables extended by vendors to support the seasonal inventory buildup.

      Liquidity and Capital Resources

      In the nine months ended June 27, 1998, net cash provided by operating activities was $1,238,000 compared with $6,857,000 in the first nine months of the prior year. The decline in cash provided by operating activities is due primarily to the higher year-to-date pre-tax losses in 1998 which, in turn, result from the higher interest expense produced by the Recapitalization transaction.

      Cash used in investing activities was $11,625,000, compared with $7,382,000 in the first nine months of the prior year. This increase results from increased capital expenditures in fiscal 1998 as compared to fiscal 1997, primarily due to opening a larger number of new stores in 1998, and to a small acquisition made during the period. In January 1998, the Company purchased Marlin Pool Supplies, an operator of six swimming pool supply stores located in the Atlanta, Georgia area.

      Cash used in financing activities was $131,000 in the nine months ended June 1998. This was comprised of payments on some long term debt and some residual costs associated with the Recapitalization transaction completed in 1997.

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


                              LESLIE'S POOLMART



Date:  August 4, 1998         /s/ Robert D. Olsen
                              ---------------------------------
                              Robert D. Olsen
                              Chief Financial Officer