Form 10-K405
period 1998-10-03
LESLIES POOLMART INC
filed 1998-12-22
CIK 866048

--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                    -------
                                   Form 10-K
                                    -------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE PERIOD FROM SEPTEMBER 28, 1997 TO OCTOBER 3, 1998

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

  The aggregate value of the voting stock held by non-affiliates of the Registrant on December 18, 1998 was $1,062,040.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

  The number of outstanding shares of the Registrant's Common Stock on December 18, 1998 was 1,433,643.

--------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Leslie's Poolmart, Inc. ("Leslie's" or the "Company") is the leading national specialty retailer of swimming pool supplies and related products. These products primarily consist of regularly purchased, non-discretionary pool maintenance items such as chemicals, equipment, cleaning accessories and parts, and also include fun, safety and fitness-oriented recreational items. The Company currently markets its products under the trade name Leslie's Swimming Pool Supplies through 316 company-owned retail stores in 28 states and through mail order catalogs sent to selected pool owners nationwide.

  The Company provides its customers a comprehensive selection of high quality products, competitive every day low prices ("EDLP") and superior customer service through knowledgeable and responsive sales personnel who offer a high level of technical assistance at convenient store locations. The EDLP offered by the Company are comparable to or better than those offered by any of its competitors, including mass merchandisers and home centers. The typical Leslie's store contains 4,000 square feet of space, is located either in a strip center or on a freestanding site in an area of heavy retail activity, and draws its customers primarily from an approximately three-mile trade area. The Company maintains a proprietary mailing list of approximately 4.9 million addresses, including approximately 90% of the residential in-ground pools in the U.S. This highly focused list of target customers is central to the Company's direct mail marketing efforts, which support both its retail store and mail order operations. Management believes that the Leslie's name is one of the most recognized brands in pool supplies and represents an image of quality to consumers. In fiscal 1998, Leslie's brand name products accounted for approximately 60% of the Company's total sales.

  Leslie's successful execution of its business strategy has generated a 35-year history of consistently increasing sales. Management intends to continue increasing sales and profits by further expanding its store base at the rate of 12% to 15% annually and continuing to achieve positive comparable store sales increases. The Company attributes its strong historical results and its positive outlook for growth and profitability to the following factors:

  Leadership Position in a Highly Fragmented Market. Leslie's current store count of 316 locations is greater than the sum of the next fifteen largest specialty retail competitors combined. However, despite its large relative size, Leslie's presently accounts for only approximately 7% of the estimated $3.7 billion annual pool and spa supply market. Since 1989, Leslie's has accelerated the pace of its new store openings and consequently has gained market share. Management believes that this growth has come primarily at the expense of independent local and regional pool supply retailers, which accounted for about two-thirds of industry sales in 1998.

  Attractive Store Economics. Leslie's results reflect extremely attractive store-level economics. The Company estimates that the capital expenditure required to open each new store currently averages approximately $125,000. Based upon the Company's past experience, new stores generally break even in their first year of operation, pay back their initial investments after three years, and in their fifth year of operation, contribute approximately $181,000 of store operating profit, yielding an annual return of 145% on the average capital expenditures.

  Growth Potential of Recently Opened Stores. Leslie's new stores have historically grown dramatically in sales and store operating profit during their first five years of operation. Since the end of 1994, Leslie's has opened 148 new stores. Management expects these stores generally to follow the Company's historical pattern of maturation and believes there exists a large potential for sales and store operating profit increases from these nonmature stores.

  Large Sales Volume of Non-Discretionary Products. The consistency of Leslie's sales growth and profitability is due in large part to the sale of non-discretionary and regularly consumed products such as pool chemicals, cleaning accessories, major pool equipment (pumps and heaters) and replacement parts. Pool owners must purchase such products to maintain their pools' water quality and physical appearance and, in the Company's experience, do so regardless of the economic environment. In 1998, non-discretionary and regularly consumed products comprised approximately 75% of the Company's sales, with pool chemicals representing approximately 44% of the Company's product sales.

  Proprietary Database of Pool Locations. Through ongoing research as well as the conduct of its retail and mail order business, Leslie's has developed a proprietary database of about 4.9 million addresses. The list includes approximately 90% of the residential in-ground pools in the U.S. This proprietary database allows Leslie's to execute cost-effective and highly targeted direct mail marketing. When combined with the Company's mail order sales results and computerized mapping capability, this database also gives Leslie's a sophisticated store site selection capability. Management believes that the scope and accuracy of its proprietary database is unique in the pool supply industry.

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

  Leslie's has opened 148 new stores during the past four years. Leslie's intends to continue to grow by opening additional retail stores in both new and existing markets.

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

PRODUCTS

  Leslie's offers its customers a comprehensive selection of products necessary to satisfy their swimming pool supply needs. During 1998, the Company stocked approximately 3,000 items in each store, with more than 15,000 additional items available through its Xpress Parts program and special order processes. In 1998, approximately 500 items were displayed in the Company's residential mail order catalogs and 1,200 items were in the commercial catalog, although special order procedures make nearly all Leslie's products available to mail order customers as well.

  The Company's major product categories are pool chemicals; major equipment; cleaning and testing equipment; pool covers, reels, and liners; in a limited number of stores, above-ground pools; and recreational items (which include swimming pool floats, games, lounges, masks, fins, snorkels and other
"impulse" items). The following table shows the approximate percentage of sales and primary function for each of the Company's major product categories for the fiscal year ended October 3, 1998:

           Product Line                 Percentage                       Purpose
           ------------                 ----------                       -------
Pool Chemicals........................      44%          Cleanliness, appearance, health
Major Equipment and Parts.............      31%          Pumps and heaters for cleaning and temperature
                                                         maintenance; automatic pool cleaners for ease of
                                                         maintenance

Cleaning and Testing Equipment........       8%          Water evaluation, cleanliness and appearance

Covers, Reels, Liners and Pools.......       8%          Safety, cleanliness and temperature maintenance for
                                                         above-ground pools

Recreational Items....................       9%          Pool enjoyment, swim aids

  Non-discretionary and regularly consumed products such as pool chemicals, major equipment and parts represented approximately 75% of total sales in fiscal 1998. The Company's non-discretionary products have long shelf lives and are not prone to either obsolescence or shrinkage due to the high percentage of Leslie's business which is attributable to non-discretionary products.

  The Company believes that product quality and availability are key attributes considered by consumers when shopping for pool supplies and that the Company's ability to provide a high quality, in-stock product offering is fundamental to its concept of value leadership. In addition to third-party brand names, Leslie's carries a broad selection of products under the Leslie's brand name. Marketing studies have shown that the Leslie's brand name is one of the three most recognized brands in pool supplies and represents an image of quality to consumers. In fiscal 1998, Leslie's brand name products accounted for approximately 60% of the Company's total sales.

CHANNELS OF DISTRIBUTION

  Retail Store Operations. At the end of fiscal 1998, Leslie's marketed its products through 316 retail stores in 28 states under the trade name Leslie's Swimming Pool Supplies. California represents its single largest concentration of stores with 91, while 51 stores are located in Texas, and 78 stores are in the northeast/mid-Atlantic area. Leslie's retail stores are located in areas with high concentrations of swimming pools and typically are approximately 4,000 square feet in size. In addition to the store manager, the typical Leslie's store employs two assistant managers, both of whom are generally full-time employees. Additionally, Leslie's makes frequent use of part-time and temporary employees to support its full-time employees during peak seasons. During 1998, the Company had 21 regional supervisors, each of whom was responsible for approximately 15 stores.

  Mail Order Catalog. Leslie's mail order catalogs provide an extension of its service philosophies and products to those areas not currently served by a retail store and allow the scope of the Company's business to be truly nationwide. The Company believes that it operates one of the largest pool supply mail order businesses in the country, with annual sales for the year ended October 3, 1998 of approximately $5.5 million. Further, the Company believes that its mail order catalogs build awareness of the Leslie's name, provide it with buying efficiencies and, when coupled with information from its retail stores, are instrumental in determining site selection for new stores.

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

  During fiscal 1997, Leslie's stores in Northern California; Dallas and Houston, Texas; and Las Vegas, Nevada, were supported by the Leslie's Service Department, which offers poolside equipment installation and repair, leak detection and repair, and seasonal opening and closing services. The Service Department utilizes both Company employees and subcontractors to perform these services. In Southern California in 1997, the Company tested the operation of its service technicians out of the local stores as compared to the service department organization described above. This operating structure proved very successful and as a result, in late 1997 and early 1998 Leslie's converted all of its service departments to store-based service operations and added service capabilities in selected other markets. In 1998, approximately 169 stores were supported by service technicians. The Company anticipates a nationwide expansion of the store-based service operations over the next several years.

MARKETING

  Substantially all the Company's marketing is done on a direct mail basis through its proprietary mailing list of approximately 4.9 million addresses at which, primarily, residential pools are located. Leslie's has found that its ability to mail directly to this highly focused group is an effective and efficient way to conduct its marketing activities to both retail store and mail order customers. The Company constantly updates its address list through primary research techniques and in-store customer sign-ups.

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

DISTRIBUTION

  In 1998, the Company distributed all of its products to its retail stores and to its catalog customers through its leased distribution facilities in Ontario, California; Dallas, Texas; and Bridgeport, New Jersey. Leslie's relocated and consolidated its West coast distribution operation, along with the Los Angeles repackaging operation, into a 183,000 square foot facility in Ontario, California in early 1997. Leslie's opened its 100,000 square foot Dallas facility in November 1990 and relocated its Bridgeport, New Jersey operations to a new 119,000 square foot facility in March of 1998. In the summer of 1998, the Company signed a lease for a 146,000 square foot build-to-suit distribution center in Covington, Kentucky, which it expects to be operating in the 1999 season.

  The Company is now purchasing the majority of the chemicals to be distributed from the Dallas, Bridgeport and Covington distribution centers from outside manufacturers rather than obtaining them through its repackaging facility in Southern California. During the height of its seasonal activities, each of the Company's retail stores is generally replenished every 5 to 10 days.

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

EMPLOYEES

  As of October 3, 1998, Leslie's employed 1,906 persons. During the height of the Company's seasonal activities in 1998, it employed 2,442 persons, including seasonal and part-time store employees who generally are not employed during the off season. The Company is not subject to any collective bargaining agreements and believes that its relationships with its employees are excellent.

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

ITEM 2. PROPERTIES

  As of October 3, 1998, the Company operated 316 stores in 28 states. The following table sets forth information concerning the Company's stores:


  State                Number of Stores                State                       Number of Stores
  -----                ----------------                -----                       ----------------
Alabama...............        4                      Missouri....................         3
Arizona  .............       18                      Nevada......................         7
California............       91                      New Hampshire...............         1
Connecticut...........        9                      New Jersey..................        16
Delaware..............        2                      New Mexico..................         1
Florida...............       17                      New York  ..................        21
Georgia...............       11                      North Carolina..............         1
Indiana...............        3                      Ohio........................        10
Kansas................        1                      Oklahoma....................         5
Kentucky..............        2                      Pennsylvania................        13
Louisiana.............        4                      Rhode Island................         1
Maryland  ............        5                      Tennessee  .................         3
Massachusetts ........        7                      Texas.......................        51
Michigan  ............        6                      Virginia....................         3
                                                                                      -----
                                                     Total Stores  ..............       316
                                                                                      =====

  Except for 25 owned stores, all of its retail stores are leased by the Company with lease terms expiring between 1998 and 2010. The Company's typical lease term is five years, and in the majority of instances, the Company has renewal options at increased rents. Five leases provide for rent contingent on sales exceeding specific amounts. No other leases require payment of percentage rent.

  In January and February of 1997, the Company relocated its corporate offices, the Southern California distribution center and the chemical repackaging operation. The corporate offices were relocated to another location in Chatsworth, California. The new 38,000 square foot office building has been leased for five years and the lease has three five-year renewal options.

  The Southern California distribution center (previously located in Chatsworth, California) and the chemical repackaging operations (previously located in Los Angeles) were moved and consolidated into a 183,000 square foot facility located in Ontario, California. The Ontario facility was leased for 10 years and the lease has two five-year renewal options. The Company's distribution facility in Dallas, Texas, consists of 100,000 square feet, with a lease term expiring in 2000. This lease includes options to renew for two additional five-year periods. The 119,000 square foot distribution facility in Bridgeport, New Jersey is leased for a 10-year term, expiring in 2008. The lease includes options to renew for two five-year periods.

  In 1998, the Company signed a lease for a new 146,000 square foot build-to-suit distribution center in Covington, Kentucky. The lease will commence in December 1998, for a 12 year term and provides for two five year renewal options.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no public trading market for the Company's common stock. There are 11 holders of the Company's common stock. The Company has not paid any dividends on its common stock, and does not anticipate doing so in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

     On June 11, 1997, the Company made the following sales or exchanges of its securities.

     The following shares of common stock were issued upon conversion of a like number of shares of Leslie's California common stock:

     Holder                         Number of Shares
     -------------------------      ----------------
     Michael J. Fourticq                160,539
     Brian P. McDermott                 166,552
     Richard H. Hillman                  22,414
     Gregory Fourticq                    10,000

     The following shares of common stock were issued by the Company for consideration of $14.50 per share, cash:

     Purchaser                      Number of Shares
     -------------------------      ----------------
     GEI                               1,055,172
     Robert D. Olsen                      16,966
     Cynthia G. Watts                      2,000

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

SENIOR NOTES: USE OF PROCEEDS

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

ITEM 6. SELECTED FINANCIAL DATA

                     SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents selected consolidated financial data of the Company as of and for the fiscal year ended October 3, 1998 (53 weeks), the twelve months ended September 27, 1997 (unaudited), the nine months ended September 27, 1997 (transition period) and the three fiscal years in the period ended December 28, 1996. This financial data was derived from the audited historical consolidated financial statements of the Company (with the exception of the twelve months ended September 27, 1997) and should be read in conjunction with the financial statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this Annual Report.

                                                          Twelve           Nine
                                            Year          Months          Months                     Years Ended
                                           Ended          Ended           Ended       ------------------------------------------
                                         October 3,   September 27,   September 27,   December 28,   December 30,   December 31,
                                            1998           1997            1997           1996           1995           1994
                                         ----------   -------------   -------------   ------------   ------------   ------------
                                         (53 weeks)     (52 weeks)     (transition
                                                        (unaudited)      period)
  Net Sales                               $252,923      $217,109        $196,025        $191,640       $162,456       $141,553
  Gross Profit                              99,358        81,761          77,365          72,760         60,399         55,469
  Gross Margin                                39.3%         37.7%           39.5%           38.0%          37.2%          39.2%
  Loss (Gain) on Disposition
    of Fixed Assets                            334         1,112             457             750             27           (106)
  Depreciation and Amortization              7,223         5,429           4,207           4,326          3,374          2,393
  Income from Operations                    15,536        11,021          17,989           9,400          6,691          9,569
  Interest Expense, net                     10,513         4,842           4,220           2,786          2,708          1,733
  Net Income                                 2,790         4,343           8,783           3,869          3,407          4,584
Balance Sheet Data:
  Working Capital                         $ 36,102      $ 36,711        $ 36,711        $ 12,718       $ 13,007       $  8,072
  Total Assets                             121,286       113,252         113,252          83,157         79,529         61,717
  Current Ratio                               2.13          2.29            2.29            1.45           1.47           1.38
  Long-term Debt                            91,195        91,290          91,290          15,581         17,843         11,272
  Stockholders' (Deficit) Equity           (34,915)      (35,845)        (35,845)         36,315         31,921         26,339
Selected Operating Data:
  Capital Expenditures                    $ 10,519      $  9,885        $  7,917        $  8,807       $  9,550       $  7,394
  EBITDA(1)                                 22,537        18,318          23,247          14,960         10,472         11,476
  EBITDA Margin(2)                            8.91%         8.44%          11.86%           7.81%          6.45%          8.11%
  Number of Employees at Year-end            1,906         1,767           1,767           1,055            780            678
  Stores Operated at Year-end                  316           278             278             259            224            180
  Comparable Store Sales Growth               10.3%         10.1%           10.4%            9.9%           6.0%          12.9%

-------------------------
(1) Earnings before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, Recapitalization costs and LIFO adjustments. EBITDA is a measurement that is used by the financial community. It is not a substitute for the statement of cash flows prepared in accordance with Generally Accepted Accounting Principles but is a factor that is widely used and accepted by the investment community.
(2)  EBITDA Margin represents EBITDA as a percentage of sales.

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

FISCAL PERIOD CHANGE

     In 1997, the Company changed its fiscal year end from the Saturday closest to December 31 to the Saturday closest to September 30. The 1998 fiscal year ended on October 3, 1998, and included 53 weeks. The 1996 fiscal year ended on December 28, 1996 included 52 weeks, while the nine month transition period ended September 27, 1997 included 39 weeks.

RESULTS OF OPERATIONS

     The Company is the leading specialty retailer of swimming pool supplies and related products in the United States. At October 3, 1998, the Company marketed its products through 316 Company-owned retail stores in 28 states and through a nationwide mail order catalog. The Company is vertically integrated, operating a chemical repackaging facility in Ontario, California. In 1998, the Company supplied its retail stores from three distribution facilities, located in Ontario, California; Dallas, Texas; and Bridgeport, New Jersey.

 1998 compared to 1997:

     The Company's 1998 fiscal year includes 53 weeks. The unaudited twelve month period ended September 27, 1997 (used for comparative purposes) includes 52 weeks.

     For the twelve months ended October 3, 1998, sales increased 16.5% to $252,923,000 from $217,109,000 in the same twelve months of the prior year. The sales increase is primarily attributable to comparable store sales growth (over the comparable 53 weeks) of 10.3% and 38 (net) new store additions in 1998. EBITDA for the period increased 23.0% to $22,537,000 or 8.9% of sales, from $18,319,000 or 8.4% of sales in the same twelve months of 1997. Net income for 1998 decreased to $2,790,000 as compared to $4,343,000 in 1997 due to higher interest expense in 1998 resulting from the Recapitalization transaction.

     During 1998, the Company expanded its business by opening 36 new stores and acquiring five from a competitor. Additionally, three stores were closed and six relocated in 1998. This resulted in a net increase of 38 stores as of October 3, 1998 as compared to September 27, 1997.

                                                  Sales
                                       ----------------------------
                                            Twelve Months Ended
                                       ----------------------------
                                       Oct. 3, 1998   Sep. 27, 1997
                                       ------------   -------------
                                                       (unaudited)
                                              (in thousands)
     Retail Stores....................   $246,506        $205,879
     Mail Order Catalog...............      5,521           6,428
     Service Departments..............        896           4,802
                                         --------        --------
                                         $252,923        $217,109
                                         ========        ========

     Sales for the twelve months ended October 3, 1998 increased 16.5% over the same period in 1997. Retail store sales, which are comprised of residential sales and commercial sales, grew 19.7%, reflecting an extra sales week in fiscal 1998, increases in comparable store sales (over the comparable 53 weeks) of 10.3% and an increase in the total number of stores in operation from 278 in 1997 to 316 at the end of 1998. The increase in comparable store sales resulted from the maturing of new stores opened over the last several years, from continued growth of commercial sales, and from the addition of service sales to selected retail stores.

     In total, commercial sales grew by approximately 22% in the twelve month period as compared to last year, increasing comparable store sales growth by about 2.0%. Additionally, in 1998, the Company converted Service Department operations into a store-based format, and as a result, reflected these service sales in the retail store sales total. The inclusion of service increased the comparable store sales gains by approximately 4.0% in the year-to-date period.

     Mail order catalog sales declined 14.1% to $5,521,000 from $6,428,000 in the comparable period of 1997. New store openings in a number of strong mail order markets continued to cannibalize mail order sales. Service department sales declined versus the same period in 1997 reflecting the transition to store-based service operations.

     Gross profit for the twelve months ended October 3, 1998 increased to 39.3% of sales, from 37.7% in 1997. Gross profit represents sales less the cost of services and purchased goods, chemical repackaging costs, and non-administrative occupancy costs. The gross margin increase in 1998 reflects higher average retail pricing, some lower product acquisition costs, lower inventory shrinkage expense and a decrease in store rent expense as a percentage of sales due to the slightly reduced rate of new store openings in the last two years.

     In 1998, selling, general and administrative expenses equaled $82,908,000, versus $68,580,000 in 1997, an increase of 20.9%, largely the result of the increase in the number of stores in operation at the end of 1998.

     EBITDA was $22,537,000 in the twelve months of 1998, representing an increase of $4,218,000, or 23.0%, as compared to $18,319,000 for the same period of 1997. The EBITDA margin increased to 8.9% of sales in the twelve months of 1998 from 8.4% of sales in the same period of 1997. The increase in EBITDA was primarily the result of the Company's sales growth combined with increased gross margins.

     Amortization expense for the twelve months ended October 3, 1998 increased to $580,000 from $254,000 in the same period of 1997 due to higher goodwill amortization and the amortization of non competition agreements associated with the Marlin acquisition. (See Note 2(g) of the Financial Statements.)

     For the twelve months ended October 3, 1998, the Company recognized losses on the disposition of fixed assets totaling approximately $334,000. This was primarily associated with the closure or relocation of several stores in 1998.

     Income from operations for the period increased 41.0% to $15,536,000 or 6.1% of sales, from $11,021,000 or 5.1% of sales in the same twelve months of 1997.

     Interest expense equaled $10,513,000 in 1998, up from $4,842,000 in 1997. The increase was primarily the result of increased borrowings subsequent to June 11, 1997 resulting from the completion of the Recapitalization transaction and related issuance of the $90,000,000 in Senior Notes.

     The tax provision increased to $2,233,000 in 1998, an effective tax rate of 44.5%, from $1,836,000 and an effective tax rate of 29.7% in 1997. The lower effective tax rate in 1997 as compared to 1998 reflects the reversal in 1997 of certain tax reserves which were no longer needed.

 1997 compared to 1996:

                                                           Sales
                                               -----------------------------
                                                     Nine Months Ended
                                               -----------------------------
                                               Sep. 27, 1997   Sep. 28, 1996
                                               -------------   -------------
                                                (transition
                                                  period)       (unaudited)
                                                       (in thousands)
Retail Stores..................................  $186,641         $159,881
Mail Order Catalog.............................     5,508            6,803
Service Departments............................     3,876            3,871
                                                 --------         --------
                                                 $196,025         $170,555
                                                 ========         ========

     Sales for the nine months ended September 27, 1997 (transition period) increased 14.9% over the same period in 1996. Retail store sales, which are comprised of residential sales and commercial sales, grew 16.7%, reflecting increases in comparable store sales of 10.4% as well as an increase in the total number of stores in operation from 259 in 1996 to 278 for most of the 1997 selling season. The increase in comparable store sales resulted from the maturing of new stores opened over the last several years, from continued growth of commercial sales, and from the addition of service sales to selected retail stores.

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

     Mail order catalog sales declined 19.0% to $5,508,000 from $6,803,000 in the comparable period of 1996. New store openings in a number of strong mail order markets continued to cannibalize mail order sales. Service department sales were flat as compared to the same period in 1996 reflecting solid growth in the Texas service centers, offset by the reclassification of the Southern California service sales to the retail store sales.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Changes in Financial Condition. From September 27, 1997 to October 3, 1998, total current assets increased $2,856,000 from $65,272,000 to $68,128,000. The increase in current assets results mainly from increases in inventories partially offset by reductions in cash. The principal component of current assets is inventory, which increased $7,201,000 from $40,239,000 to $47,440,000. The inventory increase results primarily from the increased number of stores in operation in 1998.

     Total current liabilities increased $3,465,000 between September 27, 1997 and October 3, 1998. Increased accounts payable and accrued liabilities, resulting primarily from the continued growth of the business, were partially offset by lower income taxes payable.

     Liquidity and Capital Resources. For the twelve months ended October 3, 1998, net cash provided by operating activities was $7,737,000 compared to $17,071,000 in the twelve months of the prior year. Increased working capital requirements, in particular inventory, produced the decreased cash flow from operations in 1998. Inventories increased $7,201,000 year-over-year, due primarily to the additional stores opened in 1998 and a large early-buy of product (for sale in 1999) made prior to year-end.

     In the twelve months of fiscal 1998, cash used in investing activities was $12,915,000 compared with $8,672,000 in the same period of the prior year. Increased capital expenditures in 1998 were the result of the larger number of new stores opened this year. In addition, the Company purchased a small Atlanta, Georgia competitor, Marlin Pool Supply, in 1998.

     Cash used in financing activities was $87,000 in the twelve months of 1998 compared with cash provided by financing activities of $6,306,000 in the same period of 1997. In June 1997, the Recapitalization transaction was completed creating a new and significantly different capital structure for the Company. The cash provided by financing activities in 1997 reflects this change.

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

                SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)
                                (IN THOUSANDS)

                                              13 Weeks Ended             14 Weeks
                                    ---------------------------------      Ended
                                    Dec. 27     March 28     June 27      Oct. 3
                                    -------     --------     --------    --------
1998
Sales.............................  $24,238     $ 24,403     $110,851    $93,431
Gross Profit......................    6,726        5,736       46,309     40,587
(Loss)Income from Operations......   (6,767)     (12,280)      18,805     15,778
Net (Loss) Income.................   (5,382)      (8,504)       9,095      7,581
EBITDA(1).........................  $(5,225)    $(10,709)    $ 20,595    $17,876
Comparable Store Sales Growth.....     16.2%         0.0%         7.8%      15.0%


                                    13 Weeks              Transition Period
                                     Ended      ---------------------------------
                                    Dec. 28     March 29     June 28     Sept. 27
                                    -------     --------     --------    --------
1997
Sales.............................  $21,084     $ 23,816     $ 98,034    $74,175
Gross Profit......................    4,398        5,562       40,858     30,945
(Loss)Income from Operations......   (6,967)      (9,628)      16,012     11,605
Net (Loss) Income.................   (4,440)      (6,101)       8,776      6,108
EBITDA(1).........................  $(4,929)    $ (8,243)    $ 18,367    $13,123
Comparable Store Sales Growth.....      6.4%        20.8%         6.6%      13.6%

--------
(1) EBITDA represents income before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, Recapitalization costs and LIFO adjustments.

YEAR 2000 ISSUES

     General. The computer systems issue relating to dates beyond 1999 is the result of many computer programs being written to use and store dates with only the last two digits of the applicable year. As a result, these programs may assume that all two digit dates are twentieth century dates. This could result in system failure, anomalous system behavior or incorrect system reporting. System failure could, in turn, temporarily affect the Company's ability to process customer transactions, interface with vendors and engage in similar normal business activities.

     The Company has assessed how it may be impacted. The Company has formulated and begun implementation of a plan to address all known aspects of the issue. The company has already completed a substantial portion of this plan and is on schedule to fully complete the plan by August of 1999.

     Overview of the Plan. The Company's plan addresses internal software information systems, vendor provided computer hardware and operating systems, communications systems, suppliers and other business partners. The plan identifies a four step process for each of these areas--

        1) Initial Assessment of Exposure
        2) Development of a Plan to Further Identify All Necessary Costs/Steps to Address Issues
        3) Plan Implementation and Testing
        4) Contingency Planning

     Internal Software Information Systems. Internal software information systems include our base financial and merchandising system (Alliance), our distribution package (CAMBAR), our point of sale system (POS 98) and other smaller scale systems developed internally. The company is now at planning step three (Plan Implementation and Testing) for each of these major system areas.

     The Alliance system was found to be substantially non-compliant. The initial assessment identified high costs to re-engineer this system for compliance. For this reason, and for other business-related reasons, the company plans to replace the Alliance system with a new package. This package (JDA) has been chosen, acquired and installed for test purposes. The vendor has done extensive year 2000 development and testing and has guaranteed year 2000 compliance. The Company's internal testing of the JDA system has initially confirmed year 2000 readiness. It is expected the capital cost to acquire and install the JDA system will be approximately $1,100,000. Current implementation plans call for the system to be fully installed and operational no later than August of 1999.

     The CAMBAR system was found to be substantially non-compliant. The initial assessment identified relatively low costs to internally re-engineer the system for compliance. The development of this year 2000 compliance code has been completed. The estimated costs to develop, test and install these changes is less than $20,000. The full test of CAMBAR year 2000 compliant code is to be completed by January of 1999.

     The POS 98 application system was found to be fully year 2000 compliant.

     Changes to support year 2000 dates in other smaller scale internal systems have been identified. In particular, Sales Audit and Mail Order systems will need to be modified and/or replaced in order to comply. Modifications to the Sales Audit system and to other small scale systems that will need modification are expected to cost less than $40,000 to develop, test and install. These changes are planned to be operational no later than June of 1999. The Mail Order system will be fully replaced by a new system currently in development. This new system will cost approximately $90,000-$120,000 to develop, test and install. The new system is planned to be installed no later than August of 1999.

     Vendor Provided Computer Hardware and Operating Systems. Vendor provided computer hardware and operating systems includes all data center equipment (IBM AS-400 systems), all store POS equipment (Various Intel-Based Microcomputer Systems), embedded systems in corporate environmental equipment, and corporate/field management microcomputer systems. The Company is now at planning step three (Plan Implementation and Testing) or planning step four (Contingency Planning) for these systems.

     All of these systems were found to be substantially year 2000 compliant with the exception of store POS systems. A limited number of store systems will be replaced by June of 1999 with an estimated cost of less than $30,000. An in-store procedure may also be necessary in a limited number of stores to manually set the date on January 1, 2000.

     Communications Systems. Communications systems includes all data center equipment and software systems used to support external communications with the field and with business partners and all corporate equipment and software systems used to support internal business management communications. All of these systems have been recently replaced and/or upgraded. Each significant component of these communications systems has been tested and all were found to be substantially year 2000 compliant.

     Suppliers and Other Business Partners. This area of the plan called for all significant suppliers and other business partners to be surveyed for year 2000 readiness. Most of the significant trade vendors have already been contacted. The Company anticipates that these activities will continue in the first quarter of 1999. The Company is not currently aware of any single vendor or business partner with year 2000 compliance issues that could have a material impact on the Company. Year 2000 business transaction tests of all direct interfaces with vendors and other business partners will be completed by the second quarter of 1999. The Company can provide no assurance that year 2000 compliance will be successfully implemented by all of its suppliers.

     Contingency Planning. The Company has not yet developed a comprehensive contingency plan to address the risks of operational problems and costs likely to result from a failure by the Company or by a supplier or business partner to address year 2000 readiness. This plan will be developed by the end of the first quarter of 1999. It will list specific action plans for failure in any of the identified areas of the year 2000 compliance plan. The Company believes that failure to complete any of the remaining work to be done will not alone adversely affect the continuity of the core retail business. The Company believes its current state of readiness is on schedule with a conservative plan to be fully year 2000 compliant by August of 1999 and that business risks have been minimized. However, there can be no guarantee that year 2000 compliance issues not yet identified or fully addressed will not materially affect the Company's operations or expose it to third party liability.

     Recent Accounting Pronouncement. In June 1997, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires a new model of segment reporting called the "management approach." In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," which increases the disclosure requirements for public companies. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments.

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software developed or obtained for internal use. In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities," which requires start-up activities and organization costs to be expenses as incurred.

     All standards, to the extent applicable, will be adopted in the first quarter of fiscal 1999. Management does not expect the adoption of these standards to have a material effect on the Company's financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----
Report of Independent Public Accountants.............................    21

Management's Report..................................................    22

Consolidated Balance Sheets--October 3, 1998 and September 27, 1997..    23

Consolidated Statements of Operations--Years Ended October 3, 1998
  and September 27, 1997 (unaudited), the Nine Months Ended
  September 27, 1997 (transition period) and September 28, 1996
  (unaudited) and Year Ended December 28, 1996.......................    24

Consolidated Statements of Shareholders' Equity (Deficit)--Year Ended
  October 3, 1998, the Nine Months Ended September 27, 1997 and the
  Year Ended December 28, 1996.......................................    25

Consolidated Statements of Cash Flows--Year Ended October 3, 1998
  and September 27, 1997 (unaudited), the Nine Months Ended
  September 27, 1997 and September 28, 1996 (unaudited) and the
  Year Ended December 28, 1996.......................................    26

Notes to Consolidated Financial Statements...........................    27

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Leslie's Poolmart, Inc.:

     We have audited the accompanying consolidated balance sheets of Leslie's Poolmart, Inc. (a Delaware corporation) and subsidiaries as of October 3, 1998 and September 27, 1997 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the fiscal year ended October 3, 1998, the nine months ended September 27, 1997 (transition period) and the fiscal year ended December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leslie's Poolmart, Inc. and subsidiaries as of October 3, 1998 and September 27, 1997 and the results of their operations and their cash flows for the fiscal year ended October 3, 1998, the nine months ended September 27, 1997 and the fiscal year ended December 28, 1996, in conformity with generally accepted accounting principles.

                                        ARTHUR ANDERSEN LLP

Los Angeles, California
November 18, 1998

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

     Arthur Andersen LLP has direct access to the Board of Directors and periodically meets with the Board to discuss accounting, auditing and financial reporting matters.

Robert D. Olsen
Chief Financial Officer

                            LESLIE'S POOLMART, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                        ASSETS
                        ------
                                                                        Oct. 3, 1998    Sep. 27, 1997
                                                                        ------------    -------------
CURRENT ASSETS:
   Cash ...........................................................        $  9,564      $   14,829
   Accounts and other receivables, not.............................           5,270           4,368
   Inventories.....................................................          47,440          40,239
   Prepaid expenses and other......................................           1,583           1,523
   Deferred tax assets.............................................           4,271           4,313
                                                                           --------      ----------
       Total current assets........................................          68,128          65,272
                                                                           --------      ----------
PROPERTY, PLANT AND EQUIPMENT:.....................................          61,744          52,102
Less--Accumulated depreciation and amortization....................          21,902          16,408
                                                                           --------      ----------
Net property, plant and equipment..................................          39,842          35,694
                                                                           --------      ----------

OTHER ASSETS:
   Goodwill, net...................................................           8,699           8,051
   Non-compete covenant, net.......................................           1,091               -
   Deferred financing costs, net...................................           3,007           3,564
   Other...........................................................             519             671
                                                                           --------      ----------
       Total other assets..........................................          13,316          12,286
                                                                           --------      ----------
                                                                           $121,286      $  113,252
                                                                           ========      ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
         ---------------------------------------------
CURRENT LIABILITIES:
  Accounts payable.................................................        $ 14,692      $   11,838
  Accrued liabilities..............................................          12,559          10,544
  Current portion of long-term debt................................              94              87
  Income taxes.....................................................           4,681           6,092
                                                                           --------      ----------
       Total current liabilities...................................          32,026          28,561
                                                                           --------      ----------
DEFERRED TAX LIABILITIES...........................................           3,619           3,393
LONG-TERM DEBT, net of current portion.............................           1,195           1,290
SENIOR NOTES.......................................................          90,000          90,000
PREFERRED STOCK, $0.001 par value; Authorized--2,000,000 shares;
  Issued and outstanding--28,000 Series A at Oct. 3, 1998 and
  Sep. 27, 1997; liquidation preference $28,000,000................          29,361          25,853
COMMITMENTS AND CONTINGENCIES......................................               -               -
SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock, $0.001 par value;
    Authorized--12,000,000 shares;
     ssued and outstanding--1,433,643 at
     Oct. 3, 1998 and Sep. 27, 1997                                               1               1
  Additional paid-in capital.......................................         (45,702)        (47,350)
   Retained earnings...............................................          10,786          11,504
                                                                           --------      ----------
       Total shareholders' deficit.................................         (34,915)        (35,845)
                                                                           --------      ----------
                                                                           $121,286      $  113,252
                                                                           ========      ==========

The accompanying notes are an integral part of these consolidated balance sheets.

                            LESLIE'S POOLMART, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)

                                                    Years Ended                   Nine Months Ended                Year Ended
                                            ----------------------------     -----------------------------        -------------
                                            Oct. 3, 1998   Sep. 27, 1997     Sep. 27, 1997   Sep. 28, 1996        Dec. 28, 1996
                                            ------------   -------------     -------------   -------------        -------------
                                                                              (transition
                                                            (unaudited)         period)        (unaudited)
Net sales.........................           $ 252,923       $ 217,109         $ 196,025        $ 170,555           $ 191,640
Cost of sales......................            153,565         135,348           118,660          102,193             118,880
                                             ---------       ---------         ---------        ---------           ---------
Gross profit.......................             99,358          81,761            77,365           68,362              72,760
Selling, general and
 administrative expenses...........             82,908          68,580            57,934           51,709              62,358
Amortization of acquisition costs..                580             254               191              191                 252
Recapitalization costs.............                  -             794               794                -                   -
Loss on disposition of fixed
 assets............................                334           1,112               457               95                 750
                                             ---------       ---------         ---------        ---------           ---------
Income from operations.............             15,536          11,021            17,989           16,367               9,400
Interest expense, net..............             10,513           4,842             4,220            2,164               2,786
                                             ---------       ---------         ---------        ---------           ---------
Income before taxes................              5,023           6,179            13,769           14,203               6,614
Income tax provision...............              2,233           1,836             4,986            5,894               2,745
                                             ---------       ---------         ---------        ---------           ---------
Net income.........................              2,790           4,343             8,783            8,309               3,869
                                             =========       =========         =========        =========           =========
Series A Preferred Stock
 dividends and accretion...........              3,508             969               969                -                   -
                                             ---------       ---------         ---------        ---------           ---------
(Loss)/Income applicable to
 common shareholders...............          $    (718)      $   3,374         $   7,814        $   8,309           $   3,869
                                             =========       =========         =========        =========           =========

 The accompanying notes are an integral part of these consolidated financial statements.

                            LESLIE'S POOLMART, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                      Common Stock
                                                ------------------------
                                                                                Additional         Retained           Total
                                                  Number of                       Paid in          (Deficit)       Shareholders'
                                                   Shares       Amount            Capital          Earnings      Equity/(Deficit)
                                                -----------   ----------       -------------     -----------    ------------------
Balance, at December 30, 1995...............     6,507,074     $       6         $   32,094      $     (179)        $   31,921
 Issuance of common stock...................            50             -                  1               -                  1
 Stock options exercised....................        40,804             -                304               -                304
 Tax benefit from stock options exercised...             -             -                220               -                220
 Net income.................................             -             -                  -           3,869              3,869
                                                 ---------     ---------         ----------       ---------         ----------
Balance, at December 28, 1996...............     6,547,928             6             32,619           3,690             36,315
 Stock options exercised....................         9,184             -                 77               -                 77
 Repurchase of common stock.................    (6,197,607)           (6)           (99,530)              -            (99,536)
 Issuance of common stock...................     1,074,138             1             15,574               -             15,575
 Issuance of non-qualified stock options....             -             -                794               -                794
 Issuance of warrants.......................             -             -              3,116               -              3,116
 Series A Preferred Stock
  Dividends and accretion...................             -             -                  -            (969)              (969)
 Net income.................................             -             -                  -           8,783              8,783
                                                 ---------     ---------         ----------       ---------         ----------
Balance, at September 27, 1997..............     1,433,643             1            (47,350)         11,504            (35,845)
Series A Preferred Stock
 Dividends and accretion....................             -             -                  -          (3,508)            (3,508)
Tax benefit NQ stock options................             -             -              1,648               -              1,648
Net income..................................             -             -                  -           2,790              2,790
                                                 ---------     ---------         ----------       ---------         ----------
Balance, at October 3, 1998.................     1,433,643     $       1         $  (45,702)      $  10,786         $  (34,915)
                                                 =========     =========         ==========       =========         ==========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                            LESLIE'S POOLMART, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                           Years Ended                      Nine Months Ended
                                                 ------------------------------      ------------------------------     Year Ended
                                                 Oct. 3, 1998     Sep. 27, 1997      Sep. 27, 1997    Sep. 28, 1996    Dec. 28, 1996
                                                 ------------     -------------      -------------    -------------    -------------
                                                                    (Unaudited)                         (Unaudited)
OPERATING ACTIVITIES:
   Net income....................................   $  2,790         $  4,343           $   8,783        $  8,309         $   3,869
   Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization.............      7,223            5,428               4,207           3,227             4,326
       Deferred income taxes.....................        268             (284)             (1,417)              -              (282)
       Recapitalization costs....................          -              794                 794               -                 -
       Loss on disposition of fixed assets.......        334            1,112                 457              95               750
   (Increase) decrease in:
       Accounts and other receivables............       (902)          (1,281)             (1,818)           (852)             (315)
       Inventories...............................     (7,201)            (370)             (6,291)         (5,566)              355
       Prepaid expenses and other................        (60)             181                 170              50               183
       Other assets..............................         96              (48)                 56              (1)              (47)
   Increase (decrease) in:
       Accounts payable and accrued liabilities..      4,869            5,287              11,847           8,334             1,774
       Income taxes..............................        320            1,909               6,092           4,183             1,357
                                                    --------         --------            --------        --------          --------
   Net cash provided by operating activities.....      7,737           17,071              22,880          17,779            11,970
                                                    --------         --------            --------        --------          --------
INVESTING ACTIVITIES:
   Purchase of property, plant and equipment.....    (10,519)          (9,885)             (7,917)         (6,737)           (8,807)
   Proceeds from dispositions of property,
       plant and equipment.......................          -            1,213               1,213             120               221
   Business acquisitions.........................     (2,396)               -                   -               -                 -
                                                    --------         --------            --------        --------          --------
   Net cash used in investing activities.........    (12,915)          (8,672)             (6,704)         (6,617)           (8,586)
                                                    --------         --------            --------        --------          --------
FINANCING ACTIVITIES:
   Net line-of-credit repayments.................          -           (7,263)            (15,440)         (9,693)           (1,516)
   Issuance of Senior Notes......................          -           90,000              90,000               -                 -
   Payments of long-term debt....................        (87)         (16,828)            (16,391)         (1,723)           (2,160)
   Payment of deferred financing costs...........          -           (3,719)             (3,719)              -                 -
   Repurchase of common stock....................          -          (99,536)            (99,536)              -                 -
   Proceeds from issuance of preferred stock.....          -           28,000              28,000               -                 -
   Proceeds from issuance of common stock, net...          -           15,652              15,652             304               305
                                                    --------         ---------           --------        --------          --------
  Net cash provided by (used in) financing
   activities....................................        (87)           6,306              (1,434)        (11,112)           (3,371)
                                                    --------         ---------           --------        --------          --------
NET (DECREASE) INCREASE IN CASH..................     (5,265)           14,705             14,742              50                13
CASH AT BEGINNING OF PERIOD......................     14,829               124                 87              74                74
                                                    --------         ---------           --------        --------          --------
CASH AT END OF PERIOD............................   $  9,564         $  14,829           $ 14,829        $    124          $     87
                                                    ========         =========           ========        ========          ========

               The accompanying notes are an integral part of these
                       consolidated financial statements.

                            LESLIE'S POOLMART, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND OPERATIONS

  Leslie's Poolmart, Inc. (the Company) is a specialty retailer of swimming pool supplies and related products. As of October 3, 1998, the Company marketed its products under the trade name Leslie's Swimming Pool Supplies through 316 retail stores in 28 states and through mail order catalogs sent to selected swimming pool owners nationwide. The Company also repackages certain bulk chemical products for retail sale. The Company's business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending in June and September.

  On June 11, 1997, Leslie's Poolmart (a California corporation -- "Leslie's California") reincorporated in Delaware by merging into a wholly-owned Delaware subsidiary (the "Reincorporation"), changed its name to Leslie's Poolmart, Inc. and merged Poolmart USA Inc., a newly-formed corporation, with and into the Company (the "Recapitalization"). As a result of the Recapitalization, (i) each outstanding share of common stock of Leslie's California was converted into $14.50 cash (other than 359,505 shares owned primarily by members of management); and (ii) outstanding options covering approximately 830,000 shares of common stock, including those not yet vested, were exercised and retired for payment of the difference between the exercise price and $14.50 per share. The total value of the shares and options cashed out approximated $94,300,000, plus $5,229,000 in expenses associated with this transaction. These costs have been included in the cost to repurchase the common stock in the accompanying statement of shareholders' equity. In connection with the Recapitalization, the Company changed the authorized capital of the Company to 12,000,000 shares of common stock with a $0.001 par value and 2,000,000 shares of preferred stock with a $0.001 par value.

  In order to finance the repurchase of the outstanding common shares and options, the Company issued $90,000,000 of its 10.375% Senior Notes and sold 1,074,138 shares of its common stock for proceeds of $15,575,000. As indicated above, certain directors and members of management converted some of the Leslie's California common shares which they owned into shares of the Company's common stock. (See Note 7)

  Also in connection with the Recapitalization, the Company issued 28,000 shares of its Series A Preferred Stock of the Company, par value $0.001 per share, at $1,000 per share for a total consideration of $28,000,000, consisting of cash and an exchange of the $10,000,000 principal amount of Convertible Subordinated Debentures of Leslie's California held by a major supplier. In connection with this transaction, the holder of the Series A Preferred Stock received Warrants to purchase up to 15.0% of the shares of the Company's common stock at a purchase price of $0.01 per share (subject to adjustment) for a period of ten years. (See Note 12)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 a. Principles of Consolidation

  The consolidated financial statements of the Company include Leslie's Poolmart, Inc., and its wholly-owned subsidiaries, Leslie's Pool Brite, Inc., Sandy's Pool Supply, Inc. and Blackwood & Simmons, Inc. All significant intercompany transactions and accounts have been eliminated.

 b. Fiscal Periods

  In 1997, the Company changed its fiscal year end from the Saturday closest to December 31 to the Saturday closest to September 30. The 1998 fiscal year ended on October 3, 1998, and included 53 weeks. The 1996 fiscal year ended on December 28, 1996 included 52 weeks, while the nine month transition period ended September 27, 1997 included 39 weeks.

                            LESLIE'S POOLMART, INC.

 c. Accounts and Other Receivables, Net

  Accounts and other receivables include allowances for doubtful accounts of $192,000 and $217,000 at October 3, 1998 and September 27, 1997, respectively.

 d. Inventories

  Inventories are stated at the lower of cost or market. In September 1997, the Company changed its inventory valuation method from last-in, first-out (LIFO) to first-in, first-out (FIFO). The effect of utilizing LIFO in prior years resulted in inventory balances which were $544,000 lower at December 28, 1996 than would have been reported under the first-in, first-out (FIFO) method. The effect of changing the inventory valuation method was immaterial to all periods presented.

 e. Property, Plant and Equipment

  Property, plant and equipment are stated at cost. Costs of normal maintenance and repairs are charged to expense as incurred.

  Major replacements or improvements of property, plant and equipment are capitalized. When items are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is included in the statements of operations.

  Depreciation and amortization are computed using the straight-line method (considering appropriate salvage values) based on the following estimated average useful lives:

        Buildings and improvements................    15-30 years

        Vehicles, machinery and equipment.........     3-10 years

        Office furniture and equipment............     3-10 years

        Leasehold improvements....................     4-10 years

 f. Goodwill

  The excess of the acquisition price over the fair value of the net assets at the date of acquisition is included in the accompanying consolidated balance sheets as "Goodwill." Goodwill is being amortized (straight-line) over forty years. The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining life of the goodwill in measuring whether the goodwill is recoverable. The balance recorded at October 3, 1998 and September 27, 1997 was net of accumulated amortization of $1,858,000 and $1,588,000, respectively.

 g. Business Acquisition

  In January 1998, the Company purchased the capital stock of Blackwood & Simons, Inc. (dba Marlin Pool Supply), an operator of six swimming pool supply stores located in the Atlanta, Georgia area, in a cash for stock transaction. The purchase price, net of excess cash on hand, was approximately $2,300,000. The covenant not-to-compete was valued at $1,200,000 and is being amortized over three years. The goodwill of $950,000 is being amortized over 40 years. The acquisition was immaterial to the financial statements presented.

                            LESLIE'S POOLMART INC.

 h. Deferred Financing Costs

  In connection with issuing the Senior Notes and signing the Credit Agreement, the Company paid $3,708,000 in financing costs that are being deferred and amortized over the lives of the corresponding agreements. The balance recorded at October 3, 1998 and September 27, 1997 was net of accumulated amortization of $701,000 and $144,000 respectively.

 i. Income Taxes

  The Company provides for deferred income taxes relating to timing differences in the recognition of income and expense items (primarily depreciation and amortization) for financial and tax reporting purposes. Also, differences between the tax basis and the financial reporting basis of various assets were created when the Company was acquired in 1988 and when the Company purchased Sandy's in 1992; deferred tax assets and liabilities were provided related to these differences. Deferred taxes at October 3, 1998 and September 27, 1997 include a provision for the differences between tax and financial asset values except that deferred taxes were not provided with respect to amounts allocated to goodwill. As the difference between tax and financial reporting basis changes, appropriate charges/credits are made to the deferred tax account.

 j. Mail Order Catalog Sales

  Revenue on mail order catalog sales is recognized at the time goods are shipped.

 k. Cost of Sales

  Included in cost of sales are the costs of services and purchased goods, chemical repackaging costs and non-administrative occupancy costs.

 l. Fair Value of Financial Statements

  The fair value of the $90,000,000 Senior Notes using quoted market prices as of October 3, 1998 is $91,434,000. The carrying amounts of other long-term debt approximate fair value because either the interest rate fluctuates based on market rates or interest rates appear to approximate market rates for similar instruments. The fair value estimates are subjective in nature and involve uncertainties and matters of judgement and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

 m. Use of Estimates in the Preparation of Consolidated Financial Statements

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

 n. Recent Accounting Pronouncements

  In June 1997, the Financial Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires a new mode of segment reporting called the "management approach." In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," which increases the disclosure requirements for public companies. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments.

                        LESLIE'S POOLMART, INC.

  In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software developed or obtained for internal use. In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities," which requires start-up activities and organization costs to be expenses as incurred.

  All standards, to the extent applicable, will be adopted in the first quarter of fiscal 1999. Management does not expect the adoption of these standards to have a material effect on the Company's financial position or results of operations.

 o. Reclassifications

  Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the 1998 presentations.

3. INVENTORIES

  Inventories consist of the following:

                                                                   October 3,     September 27,
                                                                     1998             1997
                                                                  -----------     ------------
         Raw materials and supplies.........................      $   591,000     $ l,l02,000

         Finished goods.....................................       46,849,000      39,137,000
                                                                  -----------     -----------
                                                                  $47,440,000     $40,239,000
                                                                  ===========     ===========

4. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consists of the following:

                                                                   October 3,     September 27,
                                                                     1998             1997
                                                                  -----------     ------------
         Land...............................................        6,250,000     $ 6,122,000

         Buildings and improvements.........................        7,423,000       6,280,000

         Vehicles, machinery and equipment .................        2,703,000       2,290,000

         Leasehold improvements.............................       23,143,000      19,027,000

         Office furniture, equipment and other..............       21,909,000      17,767,000

         Construction-in-process............................          316,000         616,000
                                                                  -----------     -----------
                                                                   61,744,000      52,102,000

         Less--Accumulated depreciation and amortization....       21,902,000      16,408,000
                                                                  -----------     -----------
                                                                  $39,842,000     $35,694,000
                                                                  ===========     ===========

5. BANK CREDIT AGREEMENT

  In connection with the Recapitalization, the Company entered into a five year Credit Agreement (the "Agreement") with Wells Fargo Bank including a line of credit, letters of credit and swingline loans. The maximum borrowings available under the Agreement is $35,000,000, subject to requirements that the level of outstanding borrowing be limited as a function of inventory and accounts receivable balances. The Agreement is collateralized by inventories, accounts receivables, equipment and other assets. On October 3, 1998, no balances were outstanding under this Agreement.

                            LESLIE'S POOLMART, INC.

     The Agreement accrues interest at the lender's reference rate (8.25 percent at October 3, 1998) plus the applicable Prime rate margin or at LIBOR plus the applicable LIBOR rate margin. The margins are determined by the EBITDA coverage ratios as defined in the Agreement. The Agreement contains certain financial covenants that include tangible net worth, funded debt ratio and EBITDA coverage ratio. As of October 3, 1998, the Company was in compliance with these covenants.

6. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                              October 3,    September 27,
                                                                                                 1998           1997
                                                                                              ----------    -------------
        Notes payable collateralized by security interests in certain assets, maturing September 2002. Interest accrues at the
          rate of 6.5%.................................................................       $  359,000      $  432,000

        Notes payable collateralized by security interest in various properties, due in monthly installments maturing December 2003.
          Interest accrues at the rate of 9.6%.........................................          930,000         945,000
                                                                                              ----------      ----------
                                                                                               1,289,000       1,377,000

        Less-Current portion...........................................................           94,000          87,000
                                                                                              ----------      ----------
                                                                                              $1,195,000      $1,290,000
                                                                                              ==========      ==========

     Principal maturities of long-term debt as of October 3, 1998 are as follows:


                1999.............................................       $   94,000
                2000.............................................          100,000
                2001.............................................          108,000
                2002.............................................          116,000
                2003.............................................           37,000
                Thereafter.......................................          834,000
                                                                        ----------
                                                                        $1,289,000
                                                                        ==========

7. SENIOR NOTES

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

                            LESLIE'S POOLMART, INC.

     The Indenture contains certain covenants which include, among other matters, limitations on the incurrence of additional indebtedness and the payment of dividends. At October 3, 1998, the Company was in compliance with all covenants.

8. LEASES

     The Company leases certain store, office, distribution and manufacturing facilities under operating leases which expire at various dates through 2010. Lease agreements generally provide for increases related to cost of living indices and require the Company to pay for property taxes, repairs and insurance. Future minimum lease payments at October 3, 1998 are as follows:

        1999............................        $15,705,000
        2000............................         13,284,000
        2001............................         10,873,000
        2002............................          8,414,000
        2003............................          5,237,000
        Thereafter .....................         12,814,000
                                                -----------
                                                $66,327,000
                                                ===========

     Certain leases are renewable at the option of the Company for periods of one to ten years. Rent expense charged against income totaled $20,448,000, $13,994,000 and $16,024,000 in 1998, 1997 (transition period) and 1996, respectively.

9. INCOME TAXES

     The provision for income taxes is comprised of the following:

                                                         Nine Months
                                        Year Ended          Ended          Year Ended
                                        October 3,      September 27,     December 28,
                                           1998             1997              1996
                                        ----------      -------------     ------------
                                                         (transition
                                                           period)
        Federal:
          Current..................     $1,962,000      $ 5,505,000       $2,386,000
          Deferred.................       (202,000)      (1,218,000)        (222,000)
                                        ----------      -----------       ----------
                                         1,760,000        4,287,000        2,164,000
                                        ----------      -----------       ----------
        State:
          Current..................        539,000          898,000          641,000
          Deferred.................        (66,000)        (199,000)         (60,000)
                                        ----------      -----------       ----------
                                           473,000          699,000          581,000
                                        ----------      -----------       ----------
                                        $2,233,000      $ 4,986,000       $2,745,000
                                        ==========      ===========       ==========

                            LESLIE'S POOLMART, INC.

  A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows:

                                                                                                  Nine Months
                                                                                   Year Ended        Ended        Year Ended
                                                                                   October 3,    September 27,    December 28,
                                                                                      1998           1997            1996
                                                                                   ----------    -------------    ------------
                                                                                                  (transition
                                                                                                    period)
Federal income tax at statutory rate.............................                  $1,708,000     $4,681,000       $2,248,000
Reversal of tax reserves no longer needed........................                          -        (550,000)              -
Permanent differences............................................                     206,000         91,000          146,000
State taxes, net of federal benefit..............................                     319,000        764,000          351,000
                                                                                   ----------     ----------       ----------
                                                                                   $2,233,000     $4,986,000       $2,745,000
                                                                                   ==========     ==========       ==========

  The tax effect of temporary differences which give rise to significant portions of the deferred tax asset and liability are summarized below.


                                                                                 1998                            1997
                                                                     ----------------------------    ----------------------------
                                                                     Deferred Tax    Deferred Tax    Deferred Tax    Deferred Tax
                                                                        Assets       Liabilities        Assets       Liabilities
                                                                     ------------    ------------    ------------    ------------
Property, plant and equipment differences...............              $       -       $2,995,000      $       -       $2,693,000
State income taxes......................................                 460,000              -          585,000              -
Inventory overhead differences..........................               1,634,000              -        2,108,000              -
Difference in timing of certain deductions..............               2,177,000         624,000       1,620,000         700,000
                                                                      ----------      ----------      ----------      ----------
                                                                      $4,271,000      $3,619,000      $4,313,000      $3,393,000
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


11. 401(k) PLAN

  The Company provides for the benefit of its employees a voluntary retirement plan under Section 401(k) of the Internal Revenue Code. During 1998, the plan covered all eligible employees and provided for a matching contribution by the Company of 50% of each participant's contribution up to 4% of the individual's compensation as defined. The expenses related to this program were $387,000, $225,000 and $263,000 for 1998, 1997 (transition period) and 1996, respectively.

                        LESLIE'S POOLMART, INC.

12. PREFERRED STOCK

  In connection with the Recapitalization transaction, the Company sold 28,000 shares of Preferred Stock for total consideration of $28,000,000. The Preferred Stockholder is entitled to an annual cumulative dividend (which is payable at the option of the Company either in cash or in additional shares of Preferred Stock for the first five years). The annual dividend is payable quarterly at the annual rate of 10.875 percent, compounded semi-annually. The Preferred Stockholder is entitled to elect 20 percent of the members of the Board of Directors of the Company.

  The Preferred Stock may be redeemed at the option of the Company at any time at $1.010 per share plus accumulated and unpaid dividends. The Company is required to redeem the Preferred Stock in three equal installments terminating on the tenth anniversary of the date of issuance of the Preferred Shares.

  In connection with the issuance of the Series A Preferred Stock, the Preferred Stockholder received 252,996 Warrants to purchase common stock. Of the $28,000,000 face value of the Preferred Stock, $3,116,000 was assigned to the value of these Warrants and reflected as a discount on the Preferred Stock. This discount will be accreted over the life of the Preferred Stock. The terms of the Warrant Agreement will provide for a proportionate adjustment of the warrants for stock splits and stock dividends and for additional warrant shares to be issuable in the event any of the NQ Options or ISO Options are exercised. Based on the number of options outstanding at October 3, 1998, an additional 63,018 warrants could be granted if the options were exercised.

  In the ordinary course of business, the Company purchases raw materials and finished goods pursuant to a multi-year purchase contract from the holder of the Series A Preferred Stock. Management believes these transactions were under terms no less favorable to the Company than those arranged with other parties.

13. STOCK BASED COMPENSATION PLANS

  In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation," which applies the fair value-based method of accounting for options granted under stock-based compensation plans. SFAS l23 allows companies to continue to account for stock options granted in accordance with Accounting Principles Board Opinion No. 25, if the Company discloses the results under SFAS
123. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income would have been reduced to the following proforma amounts:


                                                                     1998            1997           1996
                                                                 -----------     -----------     ----------
                                                                                 (transition
                                                                                   period)
         (Loss)/Income applicable to common shareholders
                As reported.................................     $  (718,000)    $7,814,000      $3,869,000
                Pro forma...................................     $(1,107,000)    $7,202,000      $3,490,000


  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996: risk free interest rates of 5.7%, 6.4% and 5.8%, respectively; expected volatility of 0%, 0% and 49%, respectively; expected lives of 7 years for all options and no expected divided yield. Based on these assumptions, the weighted average value of the options granted is $4.72, $5.18 and $7.55 in 1998, 1997 and 1996, respectively.

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

  Under the ISO Option Plan, 206,000 options vest in one-third increments over three years. The balance of the ISO Options are subject to the Company achieving certain operating and store-opening goals. Vested ISO Options may be exercised for 90 days post termination of employment, except in the case of the death of the option holder, in which case the vested portion may be exercised within 12 months from the date of termination. ISO Options have a term of ten years.

  A summary of option activities for all plans is as follows:


                                                       1998                       1997                       1996
                                                -------------------        -------------------         -------------------
                                                                           (transition period)
                                                           Wtd Avg                    Wtd Avg                     Wtd Avg
                                                Shares     Ex Price        Shares     Ex Price         Shares     Ex Price
                                                -------    --------        -------    --------         -------    --------
Outstanding at beginning of year.............   331,599     $ 12.11        972,067     $ 8.62          833,166     $  7.58
Granted......................................    28,000       14.77        331,599      12.11          208,168       12.92
Exercised....................................        -           -        (830,048)     (8.57)         (40,804)      (7.44)
Cancelled....................................    (2,500)     (14.50)      (142,019)     (8.91)         (28,463)     (11.68)
                                                -------     -------       --------     ------          -------     -------
Outstanding at end of year...................   357,099     $ 12.30        331,599     $12.11          972,067     $  8.62
                                                =======     =======       ========     ======          =======     =======
Exercisable at end of year...................   168,769     $  9.79         83,599     $ 5.00          709,074     $  9.94
                                                =======     =======       ========     ======          =======     =======

  The following table summarizes information about all stock options outstanding as of October 3, 1998:

                                                                   Options Outstanding                 Options Exercisable
                                                          -------------------------------------      -----------------------
                                                                         Weighted
                                                                          Average     Weighted                      Weighted
                                                                         Remaining     Average                       Average
  Range of                                                   Number     Contractual   Exercise           Number     Exercise
Exercise Price                                            Outstanding      Life        Price          Exercisable    Price
--------------                                            -----------   -----------   --------        -----------   --------
$5.00........................................                83,599      8.7 years     $ 5.00            83,599      $ 5.00
$14.50.......................................               271,000      8.7 years      14.50            85,170       14.50
$17.50.......................................                 2,500      9.9 years      17.50                -        17.50
                                                            -------                    ------           -------      ------
                                                            357,099                    $12.30           168,769      $ 9.79
                                                            =======                    ======           =======      ======


14. SUPPLEMENTAL CASH FLOW DISCLOSURES

  The Company paid interest charges of $11,111,000, $l,660,000 and $2,835,000, in 1998, 1997 (transition period) and 1996, respectively. The Company paid income taxes of $2,486,000, $474,000 and $2,425,000, in 1998, 1997 (transition period) and 1996, respectively. The Series A Preferred Stock dividends and the accretion of the warrants are excluded from the statement of cash flows as non-cash transactions. The tax benefit for non-qualified stock options was excluded from the statement of cash flows as a non-cash transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

    Name                  Age             Positions
    ----                  ---             ---------

  Michael J. Fourticq....  54   Chairman of the Board of Directors
  Brian P. McDermott.....  41   Chief Executive Officer, President and Director
  Gregory J. Annick......  34   Director
  John G. Danhakl........  42   Director
  Dr. Dale R. Laurance...  52   Director
  Robert D. Olsen........  45   Executive Vice President, Chief Financial
                                  Officer
  Cynthia G. Watts.......  36   Senior Vice President, General Counsel and
                                  Secretary
  John T. Ball...........  53   Senior Vice President, Merchandising and
                                  Marketing

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

     Gregory J. Annick became a director of the Company in June 1997. He has been an executive officer and an equity owner, through a trust, of Leonard Green & Partners ("LGP"), a merchant banking firm which manages Green Equity Investors, II, LP ("GEI"), since the formation of LGP and GEI in 1994 by the principals of Leonard Green & Associates, LP ("LGA"). He joined LGA as an associate in 1989, became a principal in 1993, and through a corporation became a partner of LGA in 1994. From 1988 to 1989, he was an associate with the merchant banking firm of Gibbons, Green, van Amorongen. Before that time, Mr. Annick was a financial analyst in mergers and acquisitions with Goldman, Sachs & Co. Mr. Annick is also a director of Carr-Gottstein Foods Co., Communications & Power Industries, Inc., Hechinger Company and Liberty Group Publishing, Inc.

     John G. Danhakl became a director of the Company in June 1997. He has been an executive officer and an equity owner of LGP, a merchant banking firm which manages GEI, since 1995. Mr. Danhakl had previously been a Managing Director at Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert Incorporated. Mr. Danhakl is also a director of Big 5 Corp., Communications & Power Industries, Inc., Hechinger Company, Twinlab Corporation, The Arden Group, Inc. and Liberty Group Publishing, Inc.

     Dr. Dale R. Laurance has been a Director of the Company since January
1996. He has been a Director of Occidental Petroleum Corporation since 1990 and its President since 1996. He was its Senior Operating Officer from l990 to 1996 and Vice President of Operations from 1984 to 1990. He is a Director of Canadian Occidental Petroleum Ltd., Jacobs Engineering Group Inc., The Armand Hammer Museum of Art and Cultural Center, Inc., Chemical Manufacturers Association, American Petroleum Institute, U.S.-Arab Chamber of Commerce, Boy Scouts of America-Western Los Angeles County Council and a member of the Advisory Board of the Chemical Heritage Foundation. He is a past Chairman of the Advisory Board for the Department of Chemical and Petroleum Engineering at the University of Kansas and is a recipient of the Distinguished Engineering Service Award from the School of Engineering at the University of Kansas. Dr. Laurance has served as a Managing Director of the Joffrey Ballet Company.

     Robert D. Olsen has been Executive Vice President and Chief Financial Officer of the Company since April 1993. From 1990 through April 1993 he was Executive Vice President and Chief Financial Officer of TuneUp Masters, a California-based chain of fast automotive tuneup and lube outlets, which filed a petition for reorganization under Chapter 11 of the Federal Bankruptcy laws in November 1994. From 1985 through 1989, Mr. Olsen held several positions with AutoZone, an automotive parts and accessories retailer, including Controller, Vice President--Finance, and Senior Vice President and Chief Financial Officer. From 1981 through 1984 he held a variety of positions with PepsiCo International and Pepsi Cola USA.

     Cynthia G. Watts has been Senior Vice President of the Company since June 1997. She has been General Counsel of the Company since February 1993 and its Secretary since March 1993. From February 1993 to June 1997, she was Vice President of the Company. Since July 1997, she has been Vice President and General Counsel to Hancock Park Associates, which is the general partner and affiliate of several investment partnerships. From 1988 to January 1993, Ms. Watts was an attorney at Paul, Hastings, Janofsky and Walker, a Los Angeles-based law firm, where her practice was concentrated in the areas of general corporate representation and corporate finance, including securities, venture capital and mergers and acquisitions.

     John T. Ball has been Senior Vice President, Merchandising and Marketing of the Company since November 1997. From March 1995 through October 1997, he was Senior Vice President, Merchandising at Universal Studios, Inc. based in Orlando, Florida. Mr. Ball oversaw all merchandising efforts related to Universal's theme parks located in California, Florida and Japan. From 1993 to 1995, Mr. Ball was Vice President, Merchandising, Men's at Eddie Bauer, Inc. in Redmond, Washington, and was Director of Outlet Stores for Eddie Bauer from 1990 to 1993. From l980 to l985, he held several merchandising management positions in divisions of the Carter Hawley Hale Stores.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following summary compensation table sets forth for the fiscal year ended October 3, 1998, the nine months ended September 27, 1997 and the year December 28, 1996, the compensation for services to the Company of the Chief Executive Officer and the other executive officers of the Company as of October 3, 1998.

                                                                                  Long-Term           All Other
                                                   Fiscal Year Compensation      Compensation       Compensation
                                                   ------------------------      -------------    -------------------
                                                       Salary       Bonus        Stock Options    401(k)     Insurance
                                            Year       ($)(1)       ($)(2)          (#)(3)        ($)(4)       ($)(5)
                                            ----       -------      ------        ------------    ------     ---------
Michael J. Fourticq.....................    1998       200,000            -               -           -            -
  Chairman of the Board                     1997       150,000            -           4,976           -            -
                                            1996       157,500            -           3,308           -            -

Brian P. McDermott......................    1998       412,885       76,875               -       3,200            -
  Chief Executive Officer,                  1997       293,000       97,500          77,000       3,200            -
  President and Director                    1996       367,500            -          30,000       3,000          204

Robert D. Olsen.........................    1998       277,089       51,563               -       3,200            -
  Executive Vice President                  1997       192,000       63,750         102,761       3,200            -
  and Chief Financial Officer               1996       231,000            -          22,500       3,000          204

Cynthia G. Watt(6)......................    1998        90,673       16,875               -       2,270            -
  Senior Vice President, General            1997       104,000       25,000          16,000       3,200            -
  Counsel and Secretary                     1996       157,500            -          15,000       3,000          108

John T. Ball............................    1998       203,265       42,188          23,000       3,200            -
  Senior Vice President,                    1997             -            -               -           -            -
  Merchandising and Marketing               1996             -            -               -           -            -

------------
(1)  Salary figures for 1997 reflect the nine month fiscal year.
(2) Bonuses are attributed to the year earned, and are paid out after the conclusion of the fiscal year. Bonuses were paid on a twelve month basis for 1997, and a nine month basis for 1998.
(3) All options were granted at their fair market value on the date of grant, except 52,761 options granted to Robert D. Olsen and 7,000 options granted to Cynthia G. Watts in 1997, which have an exercise price of $5.00 per share.
(4) Represents expected Company matching contributions to individuals' 40l(k) accounts.
(5) Represents premiums paid by the Company for life insurance not generally available to all Company employees.
(6)  Employed on a part-time basis since July 1, 1997.

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

     Under the ISO Plan, as amended, ISO Options vest in one-third increments on the first, second and third anniversaries of the effective date of the merger, except for options to purchase 67,946 shares are also subject to a further vesting condition based upon Leslie's achieving certain operating and store-opening goals. Options intended to qualify as "incentive stock options" and options not intended to so qualify may be granted under the ISO Option Plan. Pursuant to law, options intended to qualify as "incentive stock options" are subject to limitations on aggregate amounts granted and must be issued to any holder of 10% or more of the issuer's outstanding common stock at 110% of fair market value. Vested ISO Options may be exercised for 90 days post termination of employment, except in the case of the death of the option holder, in which case the vested portion may be exercised within twelve months from the date of termination. ISO Options have a term of ten years.

OPTION GRANTS IN 1998

     The following table sets forth the stock options granted to the Chief Executive Officer and the other executive officers of the Company as of October 3, 1998, during the twelve months ended October 3, 1998, pursuant to the Company's Incentive Stock Option Plan, NQ Option Plan, or otherwise.


                                       Individual Grants
                      --------------------------------------------------
                                    % of Total                                    Potential Realizable Value
                                     Options                                   at Assumed Annual Rates of Stock
                                    Granted to    Exercise                   Price Appreciation for Option Term(1)
                                    Employees        or                      -------------------------------------
                       Options         in           Base      Expiration
                       Granted     Fiscal Year      Price        Date         0%($)          5%($)         $10%($)
                      ----------   -----------    --------    ----------     -------        ------         -------
Michael J. Fourticq..         -            -         -              -
Brian P. McDermott...         -            -         -              -
Robert D. Olsen......         -            -         -              -
Cynthia G. Watts.....         -            -         -              -
John T. Ball.........    23,000(2)      82.1%   $14.50         10/31/07           -         209,736       531,513

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

(2) Granted pursuant to 1997 Stock Option Plan. Options vest over three years. Certain options vest only in the event the Company achieves certain performance targets.

AGGREGATED OPTION EXERCISES IN 1998 AND FISCAL YEAR-END OPTION VALUE

     The following table sets forth the stock option exercises by the named executive officers during 1998. In addition, the table indicates the total number and value of exercisable and non-exercisable options held by each such officer as of October 3, 1998.


                                                             Number of Unexercised       Value of Unexercised
                         Shares Acquired     Value                Options at           In-the-Money Options at
                         on Exercise(#)    Realized($)         October 3, 1998             October 3, 1998
                         ---------------   -----------     -------------------------  -------------------------
       Name                                                Exercisable Unexercisable  Exercisable Unexercisable
       ----                                                ----------- -------------  ----------- -------------
Michael J. Fourticq...          -              -               4,976          -          74,640           -
Brian P. McDermott....          -              -              25,661      51,334        141,163      282,337
Robert D. Olsen.......          -              -              69,427      33,334        883,078      150,003
Cynthia G. Watts......          -              -              10,000       6,000        121,500       33,000
John T. Ball..........          -              -               1,666      21,334          9,163      117,337

---------------
(1) Potential unrealized value is (i) the fair market value at October 3, 1998 ($20.00 per share) less the option exercise price times (ii) the number of shares.

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

ITEM 12. PRINCIPAL SHAREHOLDERS AND STOCK OWNERSHIP OF MANAGEMENT

     The following table sets forth information as of October 3, 1998 with respect to (i) all persons known by the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) all executive officers of the Company; (iii) all directors; and (iv) all directors and executive officers as a group. The address for the directors and executive officers is in care of the Company.


                                              Amount and Nature of       Percentage of
             Name and Address               Beneficial Ownership of         Shares
            of Beneficial Owner                Common Stock(1)(2)        Outstanding(2)
            -------------------             -----------------------      --------------
GEI(3).....................................        1,055,172                 73.6%

Gregory J. Annick(4).......................        1,055,172                 73.6

John G. Danhakl(4) ........................        1,055,172                 73.6

Brian P. McDermott(5)......................          192,218                 13.2

Michael J. Fourticq(6).....................          144,827                 10.1

Robert D. Olsen(7).........................           86,393                  5.7

Cynthia G. Watts(8)........................           12,000                  0.8

John T. Ball(9)............................            7,666                  0.5

Dr. Dale R. Laurance.......................                -                    -

Occidental(10).............................          252,996                 15.0

All executive officers and directors as a
   group (8 persons).......................        1,498,276                 97.0%

---------------
 (1) The address of Messrs. Fourticq, McDermott, Olsen, Ball and Ms. Watts is 20630 Plummer Street, Chatsworth, California 91311. The address of Occidental and Dr. Laurance is 10889 Wilshire Boulevard, Los Angeles, California 90029. The address of GEI and Messrs. Annick and Danhakl is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.

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

 (3) GEI is a Delaware limited partnership managed by LGP, which is an affiliate of the general partner of GEI. Each of Leonard I. Green, Jonathan D. Sokoloff, Peter J. Nolan, Mr. Annick, Mr. Danhakl and Jennifer Holden Dunbar, either directly (whether through ownership interest or position) or through one of more intermediaries, may be deemed to control LGP and such general partner. LGP and such general may be deemed to control the voting and disposition of the shares of Leslie's common stock owned by GEI. Accordingly, for certain purposes, Messrs. Green, Sokoloff, Nolan, Annick and Danhakl and Ms. Holden Dunbar may be deemed to be beneficial owners of the shares of Leslie's common stock held by GEI.

 (4) Includes the shares beneficially owned by GEI, of which Messrs. Annick and Danhakl and associates.

 (5) Includes 25,666 shares subject to options exercisable within 60 days and 166,552 shares of Leslie's common stock.

 (6) Includes 4,976 shares subject to options exercisable within 60 days and 139,851 shares of Leslie's common stock.

 (7) Includes 69,427 shares subject to options exercisable within 60 days and 16,966 shares of Leslie's common stock.

 (8) Includes 10,000 shares subject to options exercisable within 60 days and 2,000 shares of Leslie's common stock.

 (9) All such shares are subject to options exercisable within 60 days.

(10) All such shares are obtainable upon the exercise of warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT

     Pursuant to the terms of a Management Agreement among LGP, HPA and Leslie's, (i) upon consummation of the Transactions, Leslie's paid LGP a transaction fee in the amount of $1.4 million, one-half of which was be paid to HPA for distribution among the HPA Group, including to Michael Fourticq. Brian McDermott and Robert Olsen, and (ii) Leslie's has agreed to pay LGP an annual management fee equal to 1.6% of the total sum invested by GEI in Leslie's.

OCCIDENTAL CONTRACT

     A wholly-owned subsidiary of Occidental has a long-standing relationship with the Company as a supplier of certain of chemical chlorine compounds. A multi-year supply agreement terminated during 1997, and a new multi-year agreement was entered into between the parties on mutually satisfactory terms and conditions.

STOCKHOLDERS AGREEMENT

     In connection with the Transactions, Leslie's, GEI, the members of the HPA Group, Brian P. McDermott and Manette J. McDermott, as Co-Trustees of the McDermott Family Trust, Occidental, the holders of the Subscription Stock and members of management who received NQ Options or ISO Options entered into a Stockholders Agreement (the "Stockholders Agreement"). The Stockholders Agreement provides the Company and certain Stockholders certain rights to repurchase a portion of the NQ Options, NQ Shares and the Subscription Stock of certain other Stockholders upon their ceasing to provide services to the Company. The Stockholders Agreement generally restricts the transferability of securities of the Company ("Securities") held by certain of the Stockholders and establishes a right of first refusal, in the event certain Stockholders seek to transfer any of their Securities to a third party, in favor of some other Stockholders. In addition, GEI has certain "drag-along" rights and if GEI desires to sell any Securities, other Stockholders have certain "tag-along" rights to participate in such sale. The Stockholders Agreement also grants demand registration rights to certain Stockholders and piggyback registration rights for all Stockholders. In the Stockholders Agreement, Mr. Fourticq and Mr. McDermott are given certain rights to be elected as directors of the Company.

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

EXHIBIT
NUMBER                           DESCRIPTION
-------
 3.1   Amended and Restated Certificate of Incorporation of the Company*
 3.2   Certificate of Merger of Leslie's Poolmart into the Company*
 3.3   Certificate of Merger of Poolmart USA Inc. into the Company*
 3.4 Certificate of Designation, Preferences and Rights of Exchangeable Cumulative Redeemable Preferred Stock, Series A*
 3.5   Bylaws of the Company*
 3.6 Certificate of Amendment to Certificate of Designation, Preferences and Rights of Exchangeable Cumulative Redeemable Preferred Stock, Series A
 4.1 Indenture dated as of June 11, 1997 between the Company and U.S. Trust Company of California, N.A.*
10.1 Credit Agreement dated June 11, 1997 among the Company, Wells Fargo Bank, N.A. and the financial institutions signatory thereto, including Security Agreement, Stock Pledge Agreement and Guarantees of subsidiaries*
10.2 Preferred Stock and Warrant Purchase Agreement dated as of June 11, 1997 between the Company and Occidental Petroleum Corporation*
10.3 Warrant dated June 11, 1997 for the purchase of shares of common stock of the Company issued to Occidental Petroleum Corporation*
10.4 Stockholders Agreement and Subscription Agreement dated as of June 11, 1997 among the Company and Green Equity Investors II, LP, Richard H. Hillman, Michael J. Fourticq, Greg Fourticq, Brian P. McDermott, the Trustees of the McDermott Family Trust, Occidental Petroleum
        Corporation and the Stockholders identified on the signature pages thereto*
10.5  NQ Option Plan and form of Agreement*
10.6  ISO Option Plan and form of Agreements*
10.7  Lease for Dallas Distribution Center*
10.8  Lease for Ontario Distribution Center*
10.9  Lease for Bridgeport Distribution Center*
10.10 Form of Director's and Officer's Indemnification Agreement dated as of June 11, 1997 between the Company and certain members of management*
10.11 Management Agreement dated as of June 11, 1997 between the Company and Leonard Green & Partners, LP*

Exhibit
Number                           Description
-------                          -----------

10.12 Noncompetition Agreement, dated August 31, 1992, among Sandy's Pool Supply, Inc., Leslie's Poolmart, and Philip Leslie*
10.13 Noncompetition Agreement, dated August 31, 1992, among Sandy's Pool Supply, Inc., Leslie's Poolmart, and Sander Bass*
10.14 Purchase Agreement dated June 6, 1997 between the Company and BT Securities Corporation*
10.15 Registration Rights Agreement dated as of June 11, 1997 by and between the Company and BT Securities Corporation*
21.1  Subsidiaries
24.1  Power of Attorney (included on signature page)
27.1  Financial Data Schedule
--------
*Previously filed

  (b) Reports on Form 8-K

  None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on December 22, 1998.

                                 LESLIE'S POOLMART, INC.
                                 (Registrant)

                                 By:      /s/ ROBERT D. OLSEN
                                    -------------------------------
                                              Robert D. Olsen
                                         Chief Financial Officer

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Brian P. McDermott, Robert D. Olsen, and each of them, his true and lawful attorney-or attorneys-in-fact and agent or agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including pre-or post-effective amendments) to this Report on Form l0-k, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


         Signature                                  Capacity                       Date
         ---------                                  --------                       ----

    /s/ MICHAEL J. FOURTICQ                      Chairman of the Board of         December 22, l998
----------------------------------                  Directors
       Michael J. Fourticq

    /s/ BRIAN P. McDERMOTT                       Chief Executive Officer,         December 22, l998
----------------------------------                  President, and Director
        Brian P. McDermott

     /s/ GREGORY J. ANNICK                       Director                         December 22, 1998
----------------------------------
         Gregory J. Annick

      /s/ JOHN G. DANHAKL                        Director                         December 22, 1998
----------------------------------
         John G. Danhakl

    /s/ DR. DALE R. LAURANCE                     Director                         December 22, 1998
----------------------------------
      Dr. Dale R. Laurance

      /s/ ROBERT D. OLSEN                        Chief Financial Officer and      December 22, 1998
----------------------------------                 Principal Accounting Officer
         Robert D. Olsen