Form 10-Q
period 1999-01-02
LESLIES POOLMART INC
filed 1999-02-16
CIK 866048

================================================================================
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
  (Mark One)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended January 2, 1999.

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
                               (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days.  Yes  X    No
                                                       -----    ------

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

         As of February 15, 1999 the number of outstanding shares of the Registrant's common stock was 1,433,643.

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.
                            -----------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                    January 2,    October 3,
                                                       1999          1998
                                                    -----------   -----------
ASSETS                                              (UNAUDITED)
------

CASH                                                  $    169      $  9,564
RECEIVABLES, NET                                         2,878         5,270
INVENTORIES, NET                                        48,347        47,440
PREPAID EXPENSES                                         1,851         1,583
DEFERRED TAX ASSETS                                      4,271         4,271
DEFERRED INCOME TAX CHARGE                               1,319           --
                                                      --------      --------
      TOTAL CURRENT ASSETS                              58,835        68,128

PROPERTY, PLANT AND EQUIPMENT, NET                      41,745        39,842
GOODWILL, NET                                            8,629         8,699
NON-COMPETE COVENANT                                       975         1,091
DEFERRED FINANCING COSTS                                 2,870         3,007
OTHER ASSETS                                               517           519
                                                      --------      --------
                                                      $113,571      $121,286
                                                      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

ACCOUNTS PAYABLE                                      $ 11,551      $ 14,692
ACCRUED LIABILITIES                                     12,559        12,559
CURRENT PORTION OF LONG-TERM DEBT                           94            94
INCOME TAXES                                               --          4,681
                                                      --------      --------
      TOTAL CURRENT LIABILITIES                         24,204        32,026

DEFERRED TAX LIABLITIES                                  3,619         3,619
LINE-OF-CREDIT BORROWINGS                                7,784            --
LONG-TERM DEBT, NET OF CURRENT PORTION                   1,183         1,195
SENIOR NOTES                                            90,000        90,000

PREFERRED STOCK                                         30,284        29,361

SHAREHOLDERS' EQUITY (DEFICIT)
------------------------------

COMMON STOCK                                           (45,701)      (45,701)
RETAINED EARNINGS                                        2,198        10,786
                                                      --------      --------

      TOTAL SHAREHOLDERS' DEFICIT                      (43,503)      (34,915)
                                                      --------      --------

                                                      $113,571      $121,286
                                                      ========      ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            LESLIE'S POOLMART, INC.
                            -----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                    Three Months Ended
                                                 -------------------------
                                                 January 2,   December 27,
                                                    1999          1997
                                                 ----------   ------------

SALES                                            $26,132      $24,238
COST OF SALES                                     19,886       17,512
                                                  ------       ------
  GROSS PROFIT                                     6,246        6,726


SELLING, GENERAL & ADMINISTRATIVE EXPENSES        17,101       13,323

AMORTIZATION OF ACQUISITION COSTS                    186           64

LOSS ON DISPOSITION OF FIXED ASSETS                  127          106
                                                  ------       ------


  LOSS FROM OPERATIONS                           (11,168)      (6,767)


INTEREST EXPENSE                                   2,642        2,429
                                                  ------       ------

LOSS BEFORE INCOME TAX BENEFIT                   (13,810)      (9,196)

INCOME TAX BENEFIT                                 6,145        3,814
                                                  ------       ------


  NET LOSS                                        (7,665)      (5,382)
                                                  ------       ------

SERIES A PREFERRED STOCK DIVIDENDS
  AND ACCRETION                                      923          834

LOSS APPLICABLE TO COMMON SHAREHOLDERS           $(8,588)     $(6,216)
                                                  ======       ======



             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.
                            -----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                                 Three Months Ended
                                                             ---------------------------
                                                             January 2,    December 27,
                                                                1999           1997
                                                             -----------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

NET LOSS                                                       $ (7,665)        $(5,382)

ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH USED IN OPERATING ACTIVITIES:

DEPRECIATION AND AMORTIZATION                                     1,912           1,562

LOSS ON DISPOSITION OF FIXED ASSETS                                 127             106

INCOME TAX BENEFIT                                               (6,145)         (3,814)

NET CHANGE IN RECEIVABLES,
  INVENTORY AND PAYABLES                                         (1,511)            629

OTHER, NET                                                         (266)           (320)
                                                               --------         -------

    NET CASH USED IN OPERATING ACTIVITIES                       (13,548)         (7,219)
                                                               --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                        (3,619)         (2,096)

PROCEEDS FROM DISPOSITIONS OF PROPERTY,
    PLANT AND EQUIPMENT                                              --              --
                                                               --------         -------

    NET CASH USED IN INVESTING ACTIVITIES                        (3,619)         (2,096)
                                                               --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

NET LINE-OF-CREDIT BORROWINGS                                     7,784              --
PAYMENTS OF LONG-TERM DEBT                                          (12)            (11)
                                                               --------         -------

    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           7,772             (11)
                                                               --------         -------

NET DECREASE IN CASH                                             (9,395)         (9,326)
CASH AT BEGINNING OF PERIOD                                       9,564          14,829
                                                               --------         -------

CASH AT END OF PERIOD                                          $    169         $ 5,503
                                                               ========         =======


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 2, 1999
                                  (Unaudited)


(1)  Presentation of Financial Information

      The financial statements included herein have been prepared by Leslie's Poolmart, Inc. (the "Company"), without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three month periods ended January 2, 1999 and December 27, 1997 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading.

      The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 1998. This document contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of October 3, 1998 and for the year then ended. The results of operations for the three months ended January 2, 1999 and December 27, 1997 are not indicative of the results for a full year.

(2)   Organization and Operations

      Leslie's Poolmart, Inc. is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie's Swimming Pool Supplies through 319 retail stores in 28 states and through mail order catalogs sent to selected swimming pool owners. The Company also repackages certain bulk chemical products for retail sale. The Company's business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending June and September.

(3)   Inventories

      Inventories consist of the following:


                                       January 2,    December 27,
                                          1999           1997
                                       ----------    ------------
      Raw materials and supplies      $ 1,122,000   $ 1,403,000
      Finished goods                   47,225,000    40,264,000
                                      -----------   -----------

      Total Inventories               $48,347,000   $41,667,000
                                      ===========   ===========


(4)   Fiscal Periods

      In 1997, the Company changed its fiscal year end from the Saturday closest to December 31 to the Saturday closest to September 30. The 1998 fiscal year ended on October 3, 1998 and included 53 weeks. The 1996 fiscal year ended on December 28, 1996 included 52 weeks while the nine month transition period ended September 27, 1997 included 39 weeks. Each fiscal quarter will have 13 weeks and will close on the Saturday closest to December 31, March 31 and June 30.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Leslie's Poolmart, Inc. is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company currently markets its products through 319 Company-owned retail stores in 28 states and through a nationwide mail order catalog. Leslie's is vertically integrated, operating a chemical repackaging facility in Ontario, California. It supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; and Bridgeport, New Jersey. In December 1998, the Company opened its fourth distribution center in Covington, Kentucky.

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


RESULTS OF OPERATIONS


                                           Summary
                                  -------------------------
                                        (In thousands)
                                      Three Months Ended
                                  -------------------------
                                  January 2,    December 27,
                                    1999           1997
                                  ---------     ------------
Sales                             $ 26,132       $24,238

Loss from Operations               (11,168)       (6,767)
Depreciation                         1,588         1,372
Goodwill Amortization                  186            64
Loss on Asset Dispositions             127           106
                                  --------       -------

  EBITDA Loss                     $ (9,267)      $(5,225)


In the first quarter ended January 2, 1999, the Company reported an EBITDA loss of $9,267,000, as compared to an EBITDA loss of $5,225,000 for the December quarter of 1997. EBITDA represents earnings before interest, taxes, depreciation, amortization, loss or gain on fixed asset dispositions, and LIFO adjustments. During the quarter, 5 new stores were opened and 2 stores were closed, bringing the total store count to 319 on January 2, 1999, up from 278 in December of 1997. The Company historically incurs an operating loss in the quarter of the year ending in December and generally expects such losses to grow as new stores continue to be added at a significant rate.


                                      Sales
                            -------------------------
                                  (In thousands)
                                Three Months Ended
                            -------------------------
                            January 2,   December 27,
                               1999          1997
                            ----------   ------------
Retail Stores               $25,546        $22,697
Mail Order                      586            749
Service Departments             --             792
                             ------         ------
                            $26,132        $24,238


Sales for the first fiscal quarter increased 7.8% over the same fiscal quarter of 1997 but were up 19.8% on a comparable week basis. Fiscal 1998 was a 53 week year, and, as a result, the fiscal quarter-to-quarter comparisons do not include the same 13 weeks. Retail store sales grew 12.6% in the fiscal quarter and 25.4% over the comparable 13 weeks due to an increase in the total number of stores in operation in 1998 versus 1997 as well as a comparable store sales increase (over the comparable 13 weeks) of 17.3%. The increase in comparable store sales is primarily the result of the maturing of the new stores opened over the last several years, the continued growth in commercial sales, and the rapid growth of the store-based service operations.

Mail order catalog sales in the first quarter declined 21.8% compared to the same quarter of the prior year, and was down 10.5% on a comparable week basis, due to continued cannabilization from new store openings. Service Department sales declined versus prior years reflecting the transition to store-based service operations.

Gross profit for the three months ended January 2, 1999 equaled $6,246,000 or 23.9% of sales, 3.8% of sales lower than was reported in the same quarter of the prior year. The lower gross margin is primarily due to increased rent expense as a percentage of sales. Rent increased as a percentage of sales due to the increased number of new stores opened in 1998 versus 1997 and the lower sales growth in the fiscal quarter compared to the same fiscal quarter of last year, resulting from the 1998 53 week year and its impact on the fiscal quarter-to-quarter comparisons described above.

In the first quarter of 1999, selling, general and administrative expenses equaled $17,101,000, an increase of 28.4% over the same period of last year. This increase is largely the result of higher store expenses and increased overhead costs associated with the continued growth in the number of stores. In addition, the Company changed its' store manager compensation plan to better tie the manager compensation to the performance and profitability of the stores. An additional element of the plan was the partial leveling out of the managers' income over the 12 months of the year. As a result, store manager compensation increased in the quarter ended January 2, 1999 more than it would under the old compensation plan, with a corresponding decrease expected in the third and fourth quarters of the year.

Interest expense equaled $2,642,000 in the first quarter of 1999, up slightly from the same period of last year. Increased line-of-credit borrowings produced the higher interest expense in 1998.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Changes in Financial Condition

Between October 3, 1998 and January 2, 1999, total current assets decreased $9,293,000 principally the result of lower cash balances which decreased $9,395,000 during the period. The cash decreased due to the seasonal nature of the Company's business, specifically; funding the usual December quarter operating loss.

During the same period, current liabilities decreased $7,822,000, due to a $3,141,000 decrease in accounts payable and a $4,681,000 decrease in current income tax liabilities. The reduced income tax liability reflects the accrued tax benefit associated with the quarterly operating loss.

      Liquidity and Capital Resources

      In the quarter ended January 2, 1999, net cash used in operating activities was $13,548,000 compared with $7,219,000 in the December quarter of the prior year. In the December quarter, cash is typically used to finance the operating losses experienced outside of the Company's peak selling season. In the December quarter, cash used in investing activities was $3,619,000, up from $2,096,000 in the same quarter of the prior year. This increase resulted from higher capital expenditures associated with new store openings and the purchase of new corporate computer software which is Year 2000 compliant.

      Cash provided by financing activities was $7,772,000 in the quarter, compared with cash used of $11,000 in the same quarter of 1997. Line-of-credit borrowings increased primarily to finance the usual December quarter operating loss whereas, in 1997, no additional borrowings were needed as the Company had sufficient cash balances available.

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

      (a)  Reports on Form 8-K

           None


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LESLIE'S POOLMART



Date:   February 16, 1999               /s/ Robert D. Olsen
                                        ---------------------------------
                                        Robert D. Olsen
                                        Chief Financial Officer