Form 10-Q
period 1999-04-03
LESLIES POOLMART INC
filed 1999-05-04
CIK 866048

------------------------------------------------------------------------------
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
  (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934
          For the quarterly period ended April 3, 1999.

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from ____________________________ to
          ____________________________

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
     Yes   X    No
         -----     -----

    Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
    plan confirmed by a court.  Yes          No
                                    -----       -----

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

As of April 1, 1999 the number of outstanding shares of the Registrant's common stock was 1,433,643.

-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.
                            -----------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                     April 3,     October 3,
                                                       1999          1998
                                                    -----------   -----------
ASSETS                                              (UNAUDITED)
-------------------------------------------------

CASH                                                  $    189      $  9,564
RECEIVABLES, NET                                         2,868         5,270
INVENTORIES, NET                                        73,161        47,440
PREPAID EXPENSES                                         3,380         1,583
DEFERRED TAX ASSETS                                      4,271         4,271
DEFERRED INCOME TAX CHARGE                               9,154           --
                                                    -----------   -----------
      TOTAL CURRENT ASSETS                              93,023        68,128

PROPERTY, PLANT AND EQUIPMENT, NET                      46,353        39,842
GOODWILL, NET                                            8,560         8,699
NON-COMPETE COVENANT                                       859         1,091
DEFERRED FINANCING COSTS                                 2,734         3,007
OTHER ASSETS                                               637           519
                                                    -----------   -----------
                                                      $152,166      $121,286
                                                    ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------

ACCOUNTS PAYABLE                                      $ 44,132      $ 14,692
ACCRUED LIABILITIES                                     13,273        12,559
CURRENT PORTION OF LONG-TERM DEBT                           94            94
INCOME TAXES                                               --          4,681
                                                    -----------   -----------
      TOTAL CURRENT LIABILITIES                         57,499        32,026

DEFERRED TAX LIABLITIES                                  3,619         3,619
LINE-OF-CREDIT BORROWINGS                               22,768           --
LONG-TERM DEBT, NET OF CURRENT PORTION                   1,185         1,195
SENIOR NOTES                                            90,000        90,000

PREFERRED STOCK                                         31,241        29,361

SHAREHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------

COMMON STOCK                                           (45,701)      (45,701)
RETAINED EARNINGS                                       (8,445)       10,786
                                                    -----------   -----------

      TOTAL SHAREHOLDERS' DEFICIT                      (54,146)      (34,915)
                                                    -----------   -----------

                                                      $152,166      $121,286
                                                    ===========   ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            LESLIE'S POOLMART, INC.
                            -----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                              Three Months Ended
                                             --------------------
                                             April 3,   March 28,
                                               1999       1998
                                             --------   ---------

SALES                                         $33,389     $24,403
COST OF SALES                                  24,897      18,667
                                             --------   ---------
 GROSS PROFIT                                   8,492       5,736

SELLING, GENERAL & ADMINISTRATIVE EXPENSES     22,655      17,880

AMORTIZATION OF ACQUISITION COSTS                 185         136

LOSS ON DISPOSITION OF FIXED ASSETS                44          --
                                             --------   ---------
 LOSS FROM OPERATIONS                         (14,392)    (12,280)

INTEREST EXPENSE                                3,052       2,767
                                             --------   ---------

LOSS BEFORE INCOME TAX BENEFIT                (17,444)    (15,047)

INCOME TAX BENEFIT                              7,763       6,543
                                             --------   ---------
   NET LOSS                                    (9,681)     (8,504)
                                             --------   ---------
SERIES A PREFERRED STOCK DIVIDENDS
   AND ACCRETION                                  957         861

LOSS APPLICABLE TO COMMON SHAREHOLDERS       $(10,638)    $(9,365)
                                             ========   =========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.
                            -----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                Six Months Ended
                                                ----------------
                                              April 3,   March 28,
                                                1999       1998
                                             ---------   ---------

SALES                                          $59,521     $48,641
COST OF SALES                                   44,783      36,179
                                             ---------   ---------

 GROSS PROFIT                                   14,738      12,462

SELLING, GENERAL & ADMINISTRATIVE EXPENSES      39,756      31,203

AMORTIZATION OF ACQUISITION COSTS                  371         200

LOSS ON DISPOSITION OF FIXED ASSETS                171         106
                                             ---------   ---------
 LOSS FROM OPERATIONS                          (25,560)    (19,047)

INTEREST EXPENSE                                 5,694       5,196
                                             ---------   ---------

LOSS BEFORE INCOME TAX BENEFIT                 (31,254)    (24,243)

INCOME TAX BENEFIT                              13,908      10,357
                                             ---------   ---------
   NET LOSS                                    (17,346)    (13,886)
                                             ---------   ---------
SERIES A PREFERRED STOCK DIVIDENDS
   AND ACCRETION                                 1,880       1,700

LOSS APPLICABLE TO COMMON SHAREHOLDERS        $(19,226)   $(15,586)
                                             =========   =========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.
                            -----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                      Six Months Ended
                                                   -----------------------
                                                    April 3,    March 28,
                                                      1999         1998
                                                   ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

NET LOSS                                            $(17,346)    $(13,886)

ADJUSTMENTS TO RECONCILE NET LOSS TO
    NET CASH USED IN OPERATING ACTIVITIES:

DEPRECIATION AND AMORTIZATION                          4,022        3,280

LOSS ON DISPOSITION OF FIXED ASSETS                      172          106

INCOME TAX BENEFIT                                   (13,908)     (10,357)

NET CHANGE IN RECEIVABLES,
   INVENTORY AND PAYABLES                              6,908        6,263

OTHER, NET                                            (1,920)        (902)
                                                    --------     --------

    NET CASH USED IN OPERATING ACTIVITIES            (22,072)     (15,496)
                                                    --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

PURCHASE OF PROPERTY, PLANT AND EQUIPMENT            (10,061)      (7,160)

BUSINESS ACQUISITIONS                                    --        (2,196)
                                                    --------     --------

    NET CASH USED IN INVESTING ACTIVITIES            (10,061)      (9,356)
                                                    --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

NET LINE-OF-CREDIT BORROWINGS                         22,768       10,179
PAYMENTS OF LONG-TERM DEBT                               (10)          (7)
                                                    --------     --------

    NET CASH PROVIDED BY FINANCING ACTIVITIES         22,758       10,172
                                                    --------     --------

NET DECREASE IN CASH                                  (9,375)     (14,680)
CASH AT BEGINNING OF PERIOD                            9,564       14,829
                                                    --------     --------

CASH AT END OF PERIOD                               $    189     $    149
                                                    ========     ========

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 April 3, 1999
                                  (Unaudited)

(1)   Presentation of Financial Information

      The financial statements included herein have been prepared by Leslie's Poolmart, Inc. (the "Company"), without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and six month periods ended April 3, 1999 and March 28, 1998 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading.

      The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 1998. This document contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of October 3, 1998 and for the year then ended. The results of operations for the three and six months ended April 3, 1999 and March 28, 1998 are not indicative of the results for a full year.

(2)   Organization and Operations

      Leslie's Poolmart, Inc. is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie's Swimming Pool Supplies through 350 retail stores in 29 states and through mail order catalogs sent to selected swimming pool owners. The Company also repackages certain bulk chemical products for retail sale. The Company's business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending June and September.

(3)   Inventories

      Inventories consist of the following:

                                       April 3,      March 28,
                                         1999          1998
                                     ------------   -----------

      Raw materials and supplies      $ 1,049,000   $ 1,091,000
      Finished goods                   72,112,000    61,755,000
                                      -----------   -----------

      Total Inventories               $73,161,000   $62,846,000
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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      OVERVIEW

      Leslie's Poolmart, Inc. is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company currently markets its products through 350 Company-owned retail stores in 29 states and through a nationwide mail order catalog. Leslie's is vertically integrated, operating a chemical repackaging facility in Ontario, California. It supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Bridgeport, New Jersey and Covington, Kentucky.

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

      RESULTS OF OPERATIONS

                                                         Summary
                                      ---------------------------------------------
                                                      (In thousands)
                                       Three Months Ended        Six Months Ended
                                      ---------------------    --------------------
                                      April 3,    March 28,    April 3,    March 28,
                                        1999         1998        1999         1998
                                      --------     --------    --------    ---------

      Sales                           $ 33,389     $ 24,403    $ 59,521    $  48,641

      Loss from Operations             (14,392)     (12,280)    (25,560)     (19,047)
      Depreciation                       1,789        1,435       3,377        2,807
      Amortization                         185          136         371          200
      Loss on Asset Dispositions            45           --         172          106
                                      --------     --------    --------    ---------

       EBITDA Loss                    $(12,373)    $(10,709)   $(21,640)    ($15,934)

      In the second quarter ended April 3, 1999, the Company reported an EBITDA loss of $12,373,000, as compared to an EBITDA loss of $10,709,000 for the second quarter of 1998. EBITDA represents earnings before interest, taxes, depreciation, amortization and loss or gain on fixed asset dispositions. During the quarter, 32 new stores were opened and 1 store was closed, bringing the total store count to 350 on April 3, 1999, up from 313 on March 28, 1998. The Company historically incurs an operating loss in the quarters ending in December and March and expects such losses to grow as new stores continue to be added at a significant rate.

                                                 Sales
                               -------------------------------------------
                                             (In thousands)
                                Three Months Ended      Six Months Ended
                               --------------------   --------------------
                               April 3,   March 28,   April 3,   March 28,
                                 1999       1998        1999       1998
                               --------   ---------   --------   ---------

      Retail Stores             $32,826     $23,573    $58,372     $46,270
      Mail Order                    563         743      1,149       1,492
      Service Departments            --          87         --         879
                                -------     -------    -------     -------
       Total Sales              $33,389     $24,403    $59,521     $48,641

      Total sales for the second quarter increased 36.8% and are up 22.4% in the fiscal year-to-date. Fiscal 1998 was a 53 week year, and as a result, the fiscal quarter-to-quarter comparisons do not include the same 13 weeks. On a same week basis, sales grew 14.0% in the quarter and 16.5% year-to-date.

      Retail store sales for the quarter grew 39.3% over prior year, resulting in a year-to-date sales growth of 26.2%. On a same week basis, store sales grew 15.8% in the quarter and 19.8% year-to-date. Sales grew as a result of an increase in the total number of stores in operation in 1999 versus 1998 as well as comparable store sales increases (over the same 13 and 26 weeks) of 9.1% in the second quarter and 12.5% year-to-date. The increase in comparable store sales is primarily the result of the maturing of the new stores opened over the last several years, the continued growth in commercial sales, and the rapid growth of the store-based service operations.

      Mail order catalog sales declined 23.0% year-to-date compared to prior year, due to continued cannibalization from new store openings. Service Department sales declined versus prior years reflecting the final transition to the store-based service operations in 1998.

      Gross profit for the three months ended April 3, 1999 equaled $8,492,000 or 25.4% of sales, 1.9% of sales higher than was reported in the same quarter of the prior year. This brings the year-to-date gross margin to 24.8%, .8% lower than the prior year. In the second quarter, the higher gross margin is primarily due to reduced rent expense as a percentage of sales. Rent declined as a percentage of sales due to the strong sales growth in the quarter compared to the prior year, partly resulting from the 1998 53-week year and its impact on the fiscal quarter-to-quarter comparisons described above. Year-to-date, gross margins are down somewhat due to both slightly lower product gross margins and slightly higher rent expenses as a percentage of sales.

      In the second quarter of 1999, selling, general and administrative expense equaled $22,655,000, an increase of 26.7% versus the same period of last year. This increase is largely the result of higher store expenses, distribution center costs and increased overhead costs associated with the continued growth in the number of stores. In January 1999, the Company opened its fourth distribution center in Covington, Kentucky to support the store expansion program. In addition, this year the Company changed its' store manager compensation plan to better tie the manager compensation to the performance and profitability of the stores. An additional element of the plan was the partial leveling out of the managers' income over the 12 months of the year. As a result, store manager compensation increased in the quarter and year to date periods ending April 3, 1999 more than it would under the old compensation plan, with a corresponding decrease expected in the third and fourth quarters of the year.

      Interest expense equaled $3,052,000 in the second quarter, up slightly from the same period of last year. Increased line-of-credit borrowings produced the higher interest expense in 1999.

      FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Changes in Financial Condition

      Between October 3, 1998 and April 3,1999, total current assets increased $24,895,000, principally the result of inventories which increased $25,721,000 during the period. The inventory increase results from the seasonal nature of the Company's business and the new stores opened in 1999.

      During the same period, current liabilities increased $25,473,000 due to a $29,440,000 increase in accounts payable. The increase in accounts payable relates primarily to favorable dating terms on trade payables extended by vendors to support the seasonal inventory buildup.

      Liquidity and Capital Resources

      In the six months ended April 3, 1999, net cash used in operating activities was $22,072,000 compared with $15,496,000 in the same period of the prior year. During these six months, cash is typically used to finance the operating losses experienced outside of the Company's peak selling season. In the first six months, cash used in investing activities as $10,061,000, up from $9,356,000 in the same period of the prior year. This increase resulted primarily from higher capital expenditures associated with new store openings and the purchase of new corporate computer software which is Year 2000 compliant.

      Cash provided by financing activities was $22,758,000 in the six months of fiscal 1999. Line-of-credit borrowings increased primarily to finance the usual first and second quarter operating losses and capital expenditures associated with the continued new store openings.

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

                                    LESLIE'S POOLMART

Date: May 4, 1999                   /s/ Robert D. Olsen
                                   --------------------------------
                                   Robert D. Olsen
                                   Chief Financial Officer