Form 10-Q
period 1999-07-03
LESLIES POOLMART INC
filed 1999-08-06
CIK 866048

================================================================================
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q
  (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended July 3, 1999.

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                 to
                                         ----------------  ---------------------


                         Commission file number 0-18741

                            Leslie's Poolmart, Inc.
            (Exact name of registrant as specified in its charter)

             Delaware                                 95-4620298
      (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
      Incorporation or Organization)

            20630 Plummer Street, Chatsworth, California     91311
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

    Yes   X    No
        -----    -----

    Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
    plan confirmed by a court.  Yes        No
                                   -----     ------

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

    As of August 1, 1999 the number of outstanding shares of the Registrant's common stock was 1,433,643.

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.
                            -----------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                       July 3,      October 3,
                                                        1999           1998
                                                    -----------    -----------
                                                    (UNAUDITED)
ASSETS
------

CASH                                                  $    193      $  9,564
RECEIVABLES, NET                                         7,163         5,270
INVENTORIES, NET                                        76,265        47,440
PREPAID EXPENSES                                         2,432         1,583
DEFERRED TAX ASSETS                                      4,271         4,271
                                                      --------      --------
      TOTAL CURRENT ASSETS                              90,324        68,128


PROPERTY, PLANT AND EQUIPMENT, NET                      48,036        39,842
GOODWILL, NET                                            8,490         8,699
NON-COMPETE COVENANT                                       743         1,091
DEFERRED FINANCING COSTS                                 2,597         3,007
OTHER ASSETS                                               532           519
                                                      --------      --------
                                                      $150,722      $121,286
                                                      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

ACCOUNTS PAYABLE                                      $ 46,709      $ 14,692
ACCRUED LIABILITIES                                     19,148        12,559
CURRENT PORTION OF LONG-TERM DEBT                           94            94
INCOME TAXES                                               527         4,681
                                                      --------      --------
      TOTAL CURRENT LIABILITIES                         66,478        32,026

DEFERRED TAX LIABLITIES                                  3,619         3,619
LINE-OF-CREDIT BORROWINGS                                   98            --
LONG-TERM DEBT, NET OF CURRENT PORTION                   1,144         1,195
SENIOR NOTES                                            90,000        90,000

PREFERRED STOCK                                         32,215        29,361

SHAREHOLDERS' EQUITY (DEFICIT)
------------------------------

COMMON STOCK                                           (45,701)      (45,701)
RETAINED EARNINGS                                        2,869        10,786
                                                      --------      --------

      TOTAL SHAREHOLDERS' DEFICIT                      (42,832)      (34,915)
                                                      --------      --------

                                                      $150,722      $121,286
                                                      ========      ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            LESLIE'S POOLMART, INC.
                            -----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                  Three Months Ended
                                                 ---------------------
                                                  July 3,    June 27,
                                                   1999        1998
                                                 ---------   ---------

SALES                                            $128,875    $110,851
COST OF SALES                                      71,880      64,542
                                                 --------    --------

 GROSS PROFIT                                      56,995      46,309

SELLING, GENERAL & ADMINISTRATIVE EXPENSES         31,610      27,277

AMORTIZATION OF ACQUISITION COSTS                     185         185

LOSS ON DISPOSITION OF FIXED ASSETS                   115          42
                                                 --------    --------

 INCOME FROM OPERATIONS                            25,085      18,805

INTEREST EXPENSE                                    2,944       2,689
                                                 --------    --------

INCOME BEFORE INCOME TAXES                         22,141      16,116

INCOME TAX PROVISION                                9,853       7,021
                                                 --------    --------

 NET INCOME                                        12,288       9,095
                                                 --------    --------

SERIES A PREFERRED STOCK DIVIDENDS
 AND ACCRETION                                        974         885

INCOME APPLICABLE TO COMMON SHAREHOLDERS         $ 11,314    $  8,210
                                                 ========    ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.
                            -----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)




                                                 Nine Months Ended
                                               ---------------------
                                                July 3,    June 27,
                                                 1999        1998
                                               ---------   ---------

SALES                                          $188,396    $159,492
COST OF SALES                                   116,663     100,721
                                               --------    --------

 GROSS PROFIT                                    71,733      58,771

SELLING, GENERAL & ADMINISTRATIVE EXPENSES       71,366      58,480

AMORTIZATION OF ACQUISITION COSTS                   556         385

LOSS ON DISPOSITION OF FIXED ASSETS                 286         148
                                               --------    --------

 LOSS FROM OPERATIONS                              (475)       (242)

INTEREST EXPENSE                                  8,638       7,885
                                               --------    --------

LOSS BEFORE INCOME TAX BENEFIT                   (9,113)     (8,127)

INCOME TAX BENEFIT                                4,055       3,336
                                               --------    --------

 NET LOSS                                        (5,058)     (4,791)
                                               --------    --------

SERIES A PREFERRED STOCK DIVIDENDS
 AND ACCRETION                                    2,854       2,584

LOSS APPLICABLE TO COMMON SHAREHOLDERS         $ (7,912)   $ (7,375)
                                               ========    ========




              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.
                           -----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                               Nine Months Ended
                                                            -----------------------
                                                             July 3,      June 27,
                                                              1999          1998
                                                            ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

NET LOSS                                                     $ (5,058)    $ (4,791)

ADJUSTMENTS TO RECONCILE NET LOSS TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:

DEPRECIATION AND AMORTIZATION                                   6,108        5,165

LOSS ON DISPOSITION OF FIXED ASSETS                               286          148

INCOME TAX BENEFIT                                             (4,055)      (3,336)

NET CHANGE IN RECEIVABLES,
   INVENTORY AND PAYABLES                                       7,789        4,849

OTHER, NET                                                       (867)        (797)
                                                             --------     --------

    NET CASH PROVIDED BY OPERATING ACTIVITIES                   4,203        1,238
                                                             --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                     (13,831)      (9,229)

PROCEEDS FROM DISPOSITIONS OF PROPERTY,
     PLANT & EQUIPMENT                                            210           --

BUSINESS ACQUISITIONS                                              --       (2,396)
                                                             --------     --------

    NET CASH USED IN INVESTING ACTIVITIES                     (13,621)     (11,625)
                                                             --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

NET LINE-OF-CREDIT BORROWINGS                                      98           --
PAYMENTS OF LONG-TERM DEBT                                        (51)         (47)
PROCEEDS FROM ISSUANCE OF PREFERRED AND
     COMMON STOCK, NET                                             --          (84)
                                                             --------     --------

    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES            47         (131)
                                                             --------     --------

NET (DECREASE) INCREASE IN CASH                                (9,371)     (10,518)
CASH AT BEGINNING OF PERIOD                                     9,564       14,829
                                                             --------     --------

CASH AT END OF PERIOD                                        $    193     $  4,311
                                                             ========     ========



             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  July 3, 1999
                                  (Unaudited)

(1)   Presentation of Financial Information

      The financial statements included herein have been prepared by Leslie's Poolmart, Inc. (the "Company"), without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and nine month periods ended July 3, 1999 and June 27, 1998 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading.

      The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 1998. This document contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of October 3, 1998 and for the year then ended. The results of operations for the three and nine months ended July 3, 1999 and June 27, 1998 are not indicative of the results for a full year.

(2)   Organization and Operations

      Leslie's Poolmart, Inc. is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie's Swimming Pool Supplies through 365 retail stores in 30 states; a nationwide mail order catalog; and, a new internet E-Commerce capability. The Company also repackages certain bulk chemical products for retail sale. The Company's business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending June and September.

(3)   Inventories

      Inventories consist of the following:


                                                      July 3,     June 27,
                                                       1999         1998
                                                      -------     -------
                                                       (in thousands)

      Raw materials and supplies                     $ 1,665     $   843
      Finished goods                                  74,600      60,699
                                                     -------     -------

      Total Inventories                              $76,265     $61,542
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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        OVERVIEW

        Leslie's Poolmart, Inc. is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company currently markets its products through 365 Company-owned retail stores in 30 states; a nationwide mail order catalog; and, a new Internet E-Commerce capability. Leslie's is vertically integrated, operating a chemical repackaging facility in Ontario, California. It supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Bridgeport, New Jersey and Covington, Kentucky.

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

        RESULTS OF OPERATIONS



                                                            Summary
                                           ------------------------------------------
                                                        (In thousands)
                                            Three Months Ended     Nine Months Ended
                                           --------------------  --------------------
                                            July 3,    June 27,   July 3,     June 27,
                                             1999       1998       1999        1998
                                           --------   --------   --------    --------

        Sales                              $128,875   $110,851   $188,396    $159,492

        Income/(Loss) from Operations        25,085     18,805       (475)       (242)
        Depreciation                          1,764      1,563      5,141       4,370
        Amortization                            185        185        556         385
        Loss on Asset Dispositions              115         42        286         148
                                           --------   --------   --------    --------

         EBITDA                            $ 27,149   $ 20,595   $  5,508    $  4,661

        In the third quarter ended July 3, 1999, the Company reported an EBITDA of $27,149,000, as compared to an EBITDA of $20,595,000 for the third quarter of 1998. EBITDA represents earnings before interest, taxes, depreciation, amortization and loss or gain on fixed asset dispositions. During the quarter, 15 new stores were opened bringing the total store count to 365 on July 3, 1999, up from 317 on June 27, 1998.


                                                   Sales
                                 -----------------------------------------
                                              (In thousands)
                                 Three Months Ended     Nine Months Ended
                                 -------------------   -------------------
                                 July 3,    June 27,   July 3,    June 27,
                                   1999       1998       1999       1998
                                 --------   --------   --------   --------

        Retail Stores            $126,694   $108,415   $185,066   $154,685
        Mail Order                  2,181      2,419      3,330      3,911
        Service Departments            --         17         --        896
                                 --------   --------   --------   --------
         Total Sales             $128,875   $110,851   $188,396   $159,492

        Total sales for the third quarter increased 16.3% and are up 18.1% in the fiscal year-to-date. Fiscal 1998 was a 53-week year, and as a result, the fiscal quarter-to-quarter comparisons do not include the same 13 weeks. On a same week basis, sales grew 11.6% in the quarter and 13.1% year-to-date.

        Retail store sales for the quarter grew 16.9% over prior year, resulting in a year-to-date sales growth of 19.6%. On a same week basis, store sales grew 12.2% in the quarter and 14.5% year-to-date. Sales grew as a result of an increase in the total number of stores in operation in 1999 versus 1998 as well as comparable store sales increases (over the same 13 and 39 weeks) of 4.8% in the third quarter and 7.1% year-to-date. The increase in comparable store sales is primarily the result of the maturing of the new stores opened over the last several years, the continued growth in commercial sales, and the rapid growth of the store-based service operations.

        Mail order catalog sales declined 14.9% year-to-date compared to prior year, due to continued cannibalization from new store openings. Service Department sales declined versus prior years reflecting the final transition to the store-based service operations in 1998.

        Gross profit for the three months ended July 3, 1999 equaled $56,995,000 or 44.2% of sales, 2.4% of sales higher than was reported in the same quarter of the prior year. This brings the year-to-date gross margin to 38.1%, 1.3% higher than the prior year. The increased gross margin reflects a combination of some lower product acquisition costs, some increases in retail pricing, and the addition of some new, higher margin products to the product mix. Occupancy costs, also a component of the cost of goods sold, was relatively flat as a percentage of sales both in the third quarter and year-to-date.

        In the third quarter of 1999, selling, general and administrative expense equaled $31,610,000, an increase of 15.9% versus the same period of last year. This brings the year-to-date selling, general and administrative expenses to $71,366,000 an increase of 22.0% over 1998. This increase is largely the result of higher store expenses, distribution center costs and increased overhead costs associated with the continued growth in the number of stores.

        Interest expense equaled $2,944,000 in the third quarter, up slightly from the same period of last year. Increased line-of-credit borrowings produced the higher interest expense in 1999.

        FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Changes in Financial Condition

        Between October 3, 1998 and July 3,1999, total current assets increased $22,196,000, principally the result of inventories which increased $28,825,000 during the period. The inventory increase results from the seasonal nature of the Company's business and the new stores opened in 1999.

        During the same period, current liabilities increased $34,452,000 due to a $32,017,000 increase in accounts payable. The increase in accounts payable relates primarily to favorable dating terms on trade payables extended by vendors to support the seasonal inventory buildup.

        Liquidity and Capital Resources

        In the nine months ended July 3, 1999, net cash provided by operating activities was $4,203,000 compared with $1,238,000 in the same period of the prior year. Over the same period, cash used in investing activities as $13,621,000, up from $11,625,000 in the same period of the prior year. This increase resulted primarily from higher capital expenditures associated with increased new store openings and the purchase of new corporate computer software which is Year 2000 compliant.

        In the quarter, the Company modified its existing line of credit agreement with the Wells Fargo Bank. Previously, the agreement provided for maximum borrowings of $35,000,000 subject to the requirements that the levels of outstanding borrowings be limited as a function of inventory and receivables. Under the revised agreement, maximum borrowings have been increased to $50,000,000 for the periods December 15 through June 15 of each year, and reduced to $25,000,000 for the periods June 16 through December 14. Under the revised agreement, maximum borrowings continue to be limited as a function of inventory and receivables.

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


                              LESLIE'S POOLMART

Date:  August 6, 1999         /s/ Robert D. Olsen
                              -------------------------
                              Robert D. Olsen
                              Chief Financial Officer