Form 10-K405
period 1999-10-02
LESLIES POOLMART INC
filed 1999-12-22
CIK 866048

------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                --------------
                                   Form 10-K
                                --------------
  (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the period from October 4, 1998 to October 2, 1999

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

  The aggregate value of the voting stock held by non-affiliates of the Registrant on December 17, 1999 was $1,060,040.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

  The number of outstanding shares of the Registrant's Common Stock on December 17 was 1,433,643.


------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Leslie's Poolmart, Inc. ("Leslie's" or the "Company") is the leading national specialty retailer of swimming pool supplies and related products. These products primarily consist of regularly purchased, non-discretionary pool maintenance items such as chemicals, equipment, cleaning accessories and parts, and also include fun, safety and fitness-oriented recreational items. The Company currently markets its products under the trade name Leslie's Swimming Pool Supplies through 364 company-owned retail stores in 30 states and through mail order catalogs sent to selected pool owners nationwide.

     The Company provides its customers a comprehensive selection of high quality products, competitive every day low prices (''EDLP'') and superior customer service through knowledgeable and responsive sales personnel who offer a high level of technical assistance at convenient store locations. The EDLP offered by the Company are comparable to or better than those offered by any of its competitors, including mass merchandisers and home centers. The typical Leslie's store contains 4,000 square feet of space, is located either in a strip center or on a freestanding site in an area of heavy retail activity, and draws its customers primarily from an approximately three-mile trade area. The Company maintains a proprietary mailing list of approximately 5.0 million addresses, including approximately 90% of the residential in-ground pools in the U.S. This highly focused list of target customers is central to the Company's direct mail marketing efforts, which support both its retail store and mail order operations. Management believes that the Leslie's name is one of the most recognized brands in pool supplies and represents an image of quality to consumers. In fiscal 1999, Leslie's brand name products accounted for approximately 65% of the Company's total sales.

     Leslie's successful execution of its business strategy has generated a 36-year history of consistently increasing sales. Management intends to continue increasing sales and profits by further expanding its store base at the rate of 10% to 15% annually and continuing to achieve positive comparable store sales increases. The Company attributes its positive historical results and its positive outlook for growth and profitability to the following factors:

     Leadership Position in a Highly Fragmented Market. Leslie's current store count of 364 locations is greater than the sum of the next fifteen largest specialty retail competitors combined. However, despite its large relative size, Leslie's presently accounts for only approximately 8% of the estimated $3.7 billion annual pool and spa supply market. Since 1989, Leslie's has accelerated the pace of its new store openings and consequently has gained market share. Management believes that this growth has come primarily at the expense of independent local and regional pool supply retailers, which accounted for about two-thirds of industry sales in 1999.

     Attractive Store Economics. Leslie's results reflect extremely attractive store-level economics. The Company estimates that the capital expenditure required to open each new store currently averages between $125,000 and $150,000. Based upon the Company's past experience, new stores generally break even in their first year of operation, pay back their initial investments after three years, and in their fifth year of operation, contribute approximately $181,000 of store operating profit, yielding an annual return of 145% on the average capital expenditures.

     Growth Potential of Recently Opened Stores. Leslie's new stores have historically grown dramatically in sales and store operating profit during their first five years of operation. Since the end of 1995, Leslie's has opened 155 new stores. Management expects these stores generally to follow the Company's historical pattern of maturation and believes there exists a large potential for sales and store operating profit increases from these nonmature stores.

     Large Sales Volume of Non-Discretionary Products. The consistency of Leslie's sales growth and profitability is due in large part to the sale of non-discretionary and regularly consumed products such as pool chemicals, cleaning accessories, major pool equipment (pumps and heaters) and replacement parts. Pool owners must purchase such products to maintain their pools' water quality and physical appearance and, in the Company's experience, do so regardless of the economic environment. In 1999, non-discretionary and regularly consumed products comprised approximately 75% of the Company's sales, with pool chemicals representing approximately 44% of the Company's product sales.

     Proprietary Database of Pool Locations. Through ongoing research as well as the conduct of its retail and mail order business, Leslie's has developed a proprietary database of about 5.0 million addresses. The list includes approximately 90% of the residential in-ground pools in the U.S. This proprietary database allows Leslie's to execute cost-effective and highly targeted direct mail marketing. When combined with the Company's mail order sales results and computerized mapping capability, this database also gives Leslie's a sophisticated store site selection capability. Management believes that the scope and accuracy of its proprietary database is unique in the pool supply industry.

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

     Leslie's has opened 155 new stores during the past four years. Leslie's intends to continue to grow by opening additional retail stores in both new and existing markets.

Swimming Pool Supply Industry

     Regardless of the type or size of a swimming pool, there are numerous ongoing maintenance and repair requirements associated with pool ownership. In order to keep a pool safe and sanitized, chemical treatment is required to maintain proper chemical balance, particularly in response to variables such as pool usage, precipitation and temperature. A swimming pool is chemically balanced when the disinfectant, pH, alkalinity, hardness and dissolved solids are at the desired levels. The majority of swimming pool owners use chlorine to disinfect their pools. When the pool is chemically balanced, problems such as algae, mineral and salt saturation, corrosive water, staining, eye irritation and strong chlorine smell are less likely to occur. A regular testing and maintenance routine will result in a stable and more easily maintained pool. However, regardless of how well appropriate levels of chlorine are maintained, ''shocking'' is periodically required to break up the contaminants which invariably build up in the pool water. To accomplish this, the pool owner can either superchlorinate the pool or use a nonchlorinated oxidizing compound. The maintenance of proper chemical balance and the related upkeep and repair of swimming pool equipment, such as pumps, heaters, and filters, create a non-discretionary demand for pool chemicals and other swimming pool supplies and services. Further, even non-usage considerations such as a pool's appearance and the overall look of a household and yard create an ongoing demand for these maintenance related supplies. In addition, pool usage creates demand for discretionary items such as floats, games and accessories.

     The swimming pool supply industry can be divided into four major segments by pool type: residential in-ground swimming pools, residential above-ground swimming pools (usually 12 to 24 feet in diameter), commercial swimming pools and spas or hot tubs. The Company's historical strategy was to focus primarily on the residential in-ground pool owner. In recent years the Company has expanded its activities to more aggressively address the commercial and above-ground markets as well. In the residential categories, the Company markets its products primarily to the ''do-it-yourself'' market as opposed to those pool owners who hire pool servicers. Through its rapidly growing commercial business, products and services are offered to all non-residential pool installations as well as to pool service companies which maintain either residential or commercial pools. The Company's uninterrupted growth through three recessionary periods suggests that due to the ongoing maintenance and repair needs of existing swimming pools, the Company would not be significantly affected by a decline in swimming pool installation. However, there can be no assurance that a prolonged severe economic downturn and resulting decline in new housing construction or swimming pool installation would not adversely affect the Company's long-term expansion plans.


Seasonality

     The Company's business exhibits substantial seasonality, which the Company believes is typical of the swimming pool supply industry. In general, sales and net income are highest during the quarters ended June and September which represent the peak months of swimming pool use. Sales are substantially lower during the quarters ended December and March when the Company typically incurs net losses. The principal external factor affecting the Company's business is weather. Hot weather and the higher frequency of pool usage in such weather create a need for more pool chemicals and supplies. Unseasonably early or late warming trends can increase or decrease the length of the pool season. In addition, unseasonably cool weather and/or extraordinary amounts of rainfall in the peak season will tend to decrease swimming pool use. The likelihood that unusual weather patterns will severely impact the Company's results is lessened by the geographical diversification of the Company's store locations. The Company also expects that its quarterly results of operations will fluctuate depending on the timing and amount of revenue contributed by new stores and, to a lesser degree, the timing of costs associated with the opening of new stores. The Company attempts to open its new stores primarily in the quarter ending March in order to position itself for the following peak season.

Products

     Leslie's offers its customers a comprehensive selection of products necessary to satisfy their swimming pool supply needs. During 1999, the Company stocked approximately 2,500 items in each store, with more than 15,000 additional items available through its Xpress Parts program and special order processes. In 1999, approximately 500 items were displayed in the Company's residential mail order catalogs and 800 items were in the commercial catalog, although special order procedures make nearly all Leslie's products available to mail order customers as well.

     The Company's major product categories are pool chemicals; major equipment; cleaning and testing equipment; pool covers, reels, and liners; in a limited number of stores, above-ground pools; and recreational items (which include swimming pool floats, games, lounges, masks, fins, snorkels and other ''impulse'' items). The following table shows the approximate percentage of sales and primary function for each of the Company's major product categories for the fiscal year ended October 2, 1999:


             Product Line                Percentage            Purpose
             ------------                ----------            -------

  Pool Chemicals......................      44%         Cleanliness, appearance, health
  Major Equipment and Parts...........      31%         Pumps and heaters for cleaning and
                                                        temperature
                                                        maintenance; automatic pool cleaners for
                                                        ease of
                                                        maintenance
  Cleaning and Testing Equipment......       8%         Water evaluation, cleanliness and appearance
  Covers, Reels, Liners and Pools.....       9%         Safety, cleanliness and temperature
                                                        maintenance for
                                                        above-ground pools
  Recreational Items..................       8%         Pool enjoyment, swim aids

     Non-discretionary and regularly consumed products such as pool chemicals, major equipment and parts represented approximately 75% of total sales in fiscal 1999. The Company's non-discretionary products have long shelf lives and are not prone to either obsolescence or shrinkage due to the high percentage of Leslie's business which is attributable to non-discretionary products.

     The Company believes that product quality and availability are key attributes considered by consumers when shopping for pool supplies and that the Company's ability to provide a high quality, in-stock product offering is fundamental to its concept of value leadership. In addition to third-party brand names, Leslie's carries a broad selection of products under the Leslie's brand name. Marketing studies have shown that the Leslie's brand name is one of the three most recognized brands in pool supplies and represents an image of quality to consumers. In fiscal 1999, Leslie's brand name products accounted for approximately 65% of the Company's total sales.


Channels of Distribution

     Retail Store Operations. At the end of fiscal 1999, Leslie's marketed its products through 364 retail stores in 30 states under the trade name Leslie's Swimming Pool Supplies. California represents its single largest concentration of stores with 100, while 57 stores are located in Texas, and 85 stores are in the northeast/mid-Atlantic area. Leslie's retail stores are located in areas with high concentrations of swimming pools and typically are approximately 4,000 square feet in size. In addition to the store manager, the typical Leslie's store employs two assistant managers, both of whom are generally full-time employees. Additionally, Leslie's makes frequent use of part-time and temporary employees to support its full-time employees during peak seasons. During 1999, the Company had 27 district managers, each of whom was responsible for approximately 13 stores.

     Mail Order Catalog. Leslie's mail order catalogs provide an extension of its service philosophies and products to those areas not currently served by a retail store and allow the scope of the Company's business to be truly nationwide. The Company believes that it operates one of the largest pool supply mail order businesses in the country, with annual sales for the year ended October 2, 1999 of approximately $4.5 million. Further, the Company believes that its mail order catalogs build awareness of the Leslie's name, provide it with buying efficiencies and, when coupled with information from its retail stores, are instrumental in determining site selection for new stores.

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

     During fiscal 1997, Leslie's stores in Northern California; Dallas and Houston, Texas; and Las Vegas, Nevada, were supported by the Leslie's Service Department, which offers poolside equipment installation and repair, leak detection and repair, and seasonal opening and closing services. The Service Department utilizes both Company employees and subcontractors to perform these services. In Southern California in 1997, the Company tested the operation of its service technicians out of the local stores as compared to the service department organization described above. This operating structure proved very successful and as a result, in late 1997 and early 1998 Leslie's converted all of its service departments to store-based service operations and added service capabilities in selected other markets. In 1999, approximately 240 stores were supported by service technicians. The Company anticipates a nationwide expansion of the store-based service operations over the next several years.

Marketing

     Substantially all the Company's marketing is done on a direct mail basis through its proprietary mailing list of approximately 5.0 million addresses at which, primarily, residential pools are located. Leslie's has found that its ability to mail directly to this highly focused group is an effective and efficient way to conduct its marketing activities to both retail store and mail order customers. The Company constantly updates its address list through primary research techniques and in-store customer sign-ups.

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

     In connection with the operation of its three distribution centers outside of California, the Company has expanded its use of third-party chemical repackagers and its purchase of products already in end-use configurations. These products are also generally packaged under the Leslie's brand name. The Company continually evaluates the cost effectiveness of third-party sourcing versus internal manufacturing in order to minimize its cost of goods. Leslie's will also continue to evaluate the establishment of additional chemical repackaging capabilities, though there are currently no plans for such an investment. In addition to chemicals, a variety of the Company's products are packaged under the Leslie's brand name.


Distribution

     In 1999, the Company distributed all of its products to its retail stores and to its catalog customers through its leased distribution facilities in Ontario, California; Dallas, Texas; Bridgeport, New Jersey and Covington, Kentucky. Leslie's relocated and consolidated its West Coast distribution operation, along with the Los Angeles repackaging operation, into a 183,000 square foot facility in Ontario, California in early 1997. Leslie's opened its 100,000 square foot Dallas facility in November 1990 and relocated its Bridgeport, New Jersey operations to a new 119,000 square foot facility in March of 1998. In January of 1999, the Company opened its' new 146,000 square foot distribution center in Covington, Kentucky.

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


Employees

     As of October 2, 1999, Leslie's employed 2,437 persons. During the height of the Company's seasonal activities in 1999, it employed 3,142 persons, including seasonal and part-time store employees who generally are not employed during the off season. The Company is not subject to any collective bargaining agreements and believes that its relationships with its employees are excellent.


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

ITEM 2.  PROPERTIES

  As of October 2, 1999, the Company operated 364 stores in 30 states. The following table sets forth information concerning the Company's stores:

  State                        Number of Stores         State                           Number of Stores
  -----                        ----------------         -----                           ----------------
  Alabama                            4                  Missouri                                6

  Arizona                           20                  Nevada                                  8

  California                       100                  New Hampshire                           1

  Connecticut                        9                  New Jersey                             19

  Delaware                           2                  New Mexico                              2

  Florida                           16                  New York                               22

  Georgia                           13                  North Carolina                          2

  Illinois                           4                  Ohio                                   11

  Indiana                            4                  Oklahoma                                5

  Kansas                             1                  Pennsylvania                           16

  Kentucky                           2                  Rhode Island                            1

  Louisiana                          4                  South Carolina                          2

  Maryland                           7                  Tennessee                               4

  Massachusetts                      8                  Texas                                  57

  Michigan                           9                  Virginia                                5
                                                                                              ---

                                                        Total Stores                          364
                                                                                              ===

  Except for 25 owned stores, all of its retail stores are leased by the Company with lease terms expiring between 1999 and 2010. The Company's typical lease term is five years, and in the majority of instances, the Company has renewal options at increased rents. Five leases provide for rent contingent on sales exceeding specific amounts. No other leases require payment of percentage rent.

  In January and February of 1997, the Company relocated its corporate offices, the Southern California distribution center and the chemical repackaging operation. The corporate offices were relocated to another location in Chatsworth, California. The new 38,000 square foot office building has been leased for five years and the lease has three five-year renewal options.

  The Southern California distribution center (previously located in Chatsworth, California) and the chemical repackaging operations (previously located in Los Angeles) were moved and consolidated into a 183,000 square foot facility located in Ontario, California. The Ontario facility was leased for 10 years and the lease has two five-year renewal options. The Company's distribution facility in Dallas, Texas, consists of 100,000 square feet, with a lease term expiring in 2000. This lease includes options to renew for two additional five-year periods. The 119,000 square foot distribution facility in Bridgeport, New Jersey is leased for a 10-year term, expiring in 2008. The lease includes options to renew for two five-year periods. A new 146,000 square foot distribution center in Covington, Kentucky was opened in December 1998. This facility was leased for a 12 year term and provides for two five year renewal options.


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

Sales of Unregistered Securities

  On June 11, 1997, the Company made the following sales or exchanges of its securities.

  The following shares of common stock were issued upon conversion of a like number of shares of Leslie's California common stock:

     Holder                             Number of Shares
     -------------------                ----------------
     Michael J. Fourticq                    160,539
     Brian P. McDermott                     166,552
     Richard H. Hillman                      22,414
     Gregory Fourticq                        10,000

  The following shares of common stock were issued by the Company for consideration of $14.50 per share, cash:

     Purchaser                          Nmber of Shares
     -------------------                ---------------
     GEI                                   1,055,172
     Robert D. Olsen                          16,966
     Cynthia G. Watts                          2,000

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

Senior Notes: Use of Proceeds

  An S-1 Registration Statement covering the Company's 10.375 percent Senior Notes due 2004, in principal amount of $90,000,000 was declared effective on July 21, 1997. The proceeds were 100% used in the payment of the Cash Merger Consideration. Fees and expenses of the original offering, together with the filing of the Registration Statement and the Exchange offer were approximately $3,449,000.

ITEM 6.  SELECTED FINANCIAL DATA

                     SELECTED CONSOLIDATED FINANCIAL DATA

  The following table presents selected consolidated financial data of the Company as of and for the fiscal years ended October 2, 1999 and October 3, 1998 (53 weeks), the twelve months ended September 27, 1997 (unaudited), the nine months ended September 27, 1997 (transition period) and the two fiscal years in the period ended December 28, 1996. This financial data was derived from the audited historical consolidated financial statements of the Company (with the exception of the twelve months ended September 27, 1997) and should be read in conjunction with the financial statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this Annual Report.


                                                                  Twelve           Nine
                                             Years Ended        Months Ended    Months Ended        Years Ended
                                       -----------------------                                 -------------------------
                                       October 2,    October 3,  September 27,  September 27,  December 28,  December 30,
                                         1999           1998         1997           1997          1996          1995
                                       ---------     ---------   ------------   ------------   ------------  -----------
                                                    (53 weeks)     (52 weeks)    (transition
                                                                   (unaudited)     Period)
  Net Sales                             $282,349      $252,923      $217,109      $196,025        $191,640     162,456
  Gross Profit                           111,529        99,358        81,761        77,365          72,760      60,399
  Gross Margin                              39.5%         39.3%         37.7%         39.5%           38.0%       37.2%
  Loss on Disposition
    of Fixed Assets                        1,131           334         1,112           457             750          27
  Depreciation and Amortization            8,499         7,223         5,429         4,207           4,326       3,374
  Income from Operations                  10,411        15,536        11,021        17,989           9,400       6,691
  Interest Expense, net                   11,380        10,513         4,842         4,220           2,786       2,708
  Net Income/(Loss)                         (878)        2,790         4,343         8,783           3,869       3,407
Balance Sheet Data:
  Working Capital                       $ 36,023      $ 36,102      $ 36,711      $ 36,711        $ 12,718    $ 13,007
  Total Assets                           132,780       121,286       113,252       113,252          83,157      79,529
  Current Ratio                             1.96          2.13          2.29          2.29            1.45        1.47
  Long-term Debt                          91,095        91,195        91,290        91,290          15,581      17,843
  Stockholders' (Deficit) Equity         (39,657)      (34,915)      (35,845)      (35,845)         36,315      31,921
Selected Operating Data:
  Capital Expenditures                  $ 16,042      $ 10,519      $  9,885      $  7,917        $  8,807    $  9,550
  EBITDA/(1)/                             19,465        22,537        18,318        23,247          14,960      10,472
  EBITDA Margin/(2)/                        6.89%         8.91%         8.44%        11.86%           7.81%       6.45%
  Number of Employees at Year-end          2,437         1,906         1,767         1,767           1,055         780
  Stores Operated at Year-end                364           316           278           278             259         224
  Comparable Store Sales Growth              6.6%         10.3%         10.1%         10.4%            9.9%        6.0%

____________________
/(1)/ Earnings before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, Recapitalization costs and LIFO adjustments. EBITDA is a measurement that is used by the financial community. It is not a substitute for the statement of cash flows prepared in accordance with Generally Accepted Accounting Principles but is a factor that is widely used and accepted by the investment community.
/(2)/  EBITDA Margin represents EBITDA as a percentage of sales.

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

Fiscal Period Change

  In 1997, the Company changed its fiscal year end from the Saturday closest to December 31 to the Saturday closest to September 30. The 1999 fiscal year ended on October 2, 1999 and included 52 weeks. The 1998 fiscal year ended on October 3, 1998, and included 53 weeks, while the nine month transition period ended September 27, 1997 included 39 weeks.

Results of Operations

 1999 compared to 1998:

  The Company's 1999 fiscal year included 52 weeks while the 1998 fiscal year included 53 weeks.

  For the twelve months ended October 2, 1999, sales increased 11.6% to $282,349,000 from $252,923,000 in the same twelve months of 1998. The sales increase is attributable to comparable store sales growth of 6.6% (over the comparable 52 weeks) and 48 (net) new store additions in 1999. EBITDA for the period decreased 13.6% to $19,465,000 from $22,537,000 in the same twelve months of 1998. A net loss of $878,000 was realized in 1999 with the reduced EBITDA and operating earnings. The decrease in EBITDA was largely the result of lower than expected sales in a year when SG&A expense increases were being made to support the growth of the business.

  During 1999, the Company expanded its business by opening 52 new stores. Additionally, 4 stores were closed and 8 were relocated in 1999. This resulted in a net increase of 48 stores as of October 2, 1999 as compared to October 3, 1998.

                                                                                    Sales
                                                                           ---------------------------
                                                                              Twelve Months Ended
                                                                           ---------------------------
                                                                           Oct. 2, 1999   Oct. 3, 1998
                                                                           ------------   ------------
                                                                                  (in thousands)
  Retail Stores........................................................    $    277,806   $    246,506
  Mail Order Catalog...................................................           4,543          5,521
  Service Departments..................................................              --            896
                                                                           ------------   ------------
                                                                           $    282,349   $    252,923
                                                                           ============   ============

     Sales for the twelve months ended October 2, 1999 increased 11.6% over the same fiscal period of 1998, which included an additional week. On a same week basis, the Company's sales grew 13.1% when comparing the same 52 weeks of each period. Though sales grew 11.6% over fiscal 1998, the 1999 sales were lower than expected due to the cool, wet weather experienced in several major markets (most notably California) in the important May through July timeframe. Less aggressive retail pricing on some key items and a less aggressive promotional program also contributed to the sales softness in 1999.

     Retail store sales, which are comprised of residential and commercial sales, grew 12.7% in the fiscal year on comparable store sales increases (over the comparable 52 weeks) of 6.6% and an increase in the total number of stores in operation from 316 in 1998 to 364 at the end of 1999. The increase in comparable store sales resulted from the maturing of new stores opened over the last several years, from continued growth of commercial sales, and from the addition of service sales to selected retail stores. The lower comparable store sales growth (6.6% in 1999 versus 10.3% in fiscal 1998 and 10.4% in the nine month transition period of 1997) was attributable to the weather, pricing and promotional issues referred to above.

     In total, commercial sales grew by approximately 13% in the twelve month period as compared to last year, while service sales grew at a rate of approximately 50%. In 1998, the Company converted its Service Department operations into a store based format, and as a result, reflected these service sales in the retail store total. The inclusion of commercial and service sales in store sales increased the comparable store sales gains (over the same 52 weeks) by approximately 3% in the year-to-date period.

     Mail order catalog sales declined 17.7% to $4,543,000 from $5,521,000 in the same period of 1998. New store openings in mail order markets continued to cannibalize mail order sales. Service department sales were eliminated in 1999 with the final transition in 1998 to the store-based service operating format.

     Gross profit for the fiscal year ended October 2, 1999 increased to 39.5% of sales, from 39.3% in 1998. Gross profit represents sales less the cost of services and purchased goods, chemical repackaging costs, and non-administrative occupancy costs. The gross margin increase in 1999 reflects higher average retail pricing and some lower product acquisition costs, partially offset by an increase in store rent expense as a percentage of sales. Store rent as a percentage of sales increased over the prior year due to the increased number of new store openings in 1999, the opening of the new Kentucky Distribution Center, and the soft sales experienced this season.

     In 1999, selling, general and administrative expenses equaled $99,245,000, versus $82,908,000 in 1998, an increase of 19.7%. The increase in SG&A expenses in 1999 was largely due to the opening of 52 new stores, to additional investments in both store and corporate-based staffing to better support future growth, and to additional staff hired to support the continued rollout of the store-based service operations.

     EBITDA was $19,465,000 in fiscal year 1999, representing a decrease of $3,072,000, or 13.6%, as compared to $22,537,000 for the same period of 1998.
The decrease in EBITDA was primarily the result of much softer than expected sales in a year when SG&A expense increases were being made to support the growth of the business.

     Amortization expense for the fiscal year ended October 2, 1999 increased to $742,000 from $580,000 in the same period of 1998 due to higher goodwill amortization and the amortization of non competition agreements associated with the Marlin acquisition. (See Note 2(g) of the Financial Statements.)

     For the fiscal year ended October 2, 1999, the Company recognized losses on the disposition of fixed assets totaling approximately $1,131,000. This was primarily associated with the implementation of a new computer system designed to support a retail sales environment which is Year 2000 compliant. The disposition of the old computer system and the closure of several stores resulted in the $1,131,000 charge in 1999.

     Income from operations for the period decreased 33.0% to $10,411,000 from $15,536,000 in the same twelve months of 1998.

     Interest expense equaled $11,380,000 in 1999, up from $10,513,000 in 1998. The increase was primarily the result of increased borrowings resulting from the lower earnings, and increased capital spending related to continued growth of the business.

     The tax benefit of $91,000 in 1999 reflected the pre-tax losses realized this year versus the pre-tax profit seen in 1998.

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

                                                           Sales
                                                ------------------------------
                                                      Twelve Months Ended
                                                ------------------------------
                                                 Oct. 3, 1998   Sep. 27, 1997
                                                --------------  --------------
                                                          (unaudited)
                                                        (in  thousands)
  Retail Stores..............................     $246,506          $205,879
  Mail Order Catalog.........................        5,521             6,428
  Service Departments........................          896             4,802
                                                  --------          --------
                                                  $252,923          $217,109
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



Financial Condition, Liquidity and Capital Resources

     Changes in Financial Condition. From October 3, 1998 to October 2, 1999, total current assets increased $5,394,000 from $68,128,000 to $73,522,000. The increase in current assets results mainly from increases in inventories partially offset by reductions in cash. The principal component of current assets is inventory, which increased $11,289,000 from $47,440,000 to $58,729,000. The inventory increase results primarily from the increased number of stores in operation and to the weaker than expected sales performance in 1999.

     Total current liabilities increased $5,473,000 between October 3, 1998 and October 2, 1999. Accounts payable and accrued liabilities increased primarily from the continued growth of the business.

     Liquidity and Capital Resources. For the fiscal year ended October 2, 1999, net cash used in operating activities was $984,000 compared to cash provided of $7,737,000 in the twelve months of the prior year. Increased working capital requirements, in particular inventory, and the lower earnings produced the cash use of $984,000 in 1999. Inventories increased $11,289,000 year-over-year, due primarily to the additional stores, the opening of a new distribution center, and to the lower than expected sales in 1999.

     In 1999, cash used in investing activities was $15,806,000 compared with $12,915,000 in the same period of the prior year. Increased capital expenditures in 1999 were the result of the larger number of new stores opened this year, increased store remodeling activity, and the purchase and implementation of a new Year 2000 compliant computer system.

     Cash provided by financing activities was $7,419,000 in fiscal year 1999 compared with cash used in financing activities of $87,000 in the same period of 1998. In 1999, increased line of credit borrowings were used to finance the working capital and capital expenditure investments described above.

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

                Summarized Quarterly Financial Data (Unaudited)
                                (In thousands)

                                                                                  13 Weeks Ended
                                                                          ----------------------------------
1999                                                            Jan. 2      April 3     July 3      Oct. 2
                                                             -----------  ----------  ----------  ----------
Sales....................................................     $ 26,132     $ 33,389     $128,875    $93,953
Gross Profit.............................................        6,246        8,492       56,995     39,796
(Loss) Income from Operations............................      (11,168)     (14,392)      25,085     10,886
Net (Loss) Income........................................       (7,665)      (9,681)      12,288      4,180
EBITDA/(1)/..............................................     $ (9,267)    $(12,373)    $ 27,149    $13,956
Comparable Store Sales Growth............................         17.3%         9.1%         4.8%       5.7%

                                                                                                    14 Weeks
                                                                        13 Weeks Ended                Ended
                                                             -------------------------------------
1998                                                           Dec. 27      March 28    June 27      Oct. 3
                                                             ----------   ------------ ----------  ----------
Sales....................................................     $24,238      $ 24,403     $110,851    $93,431
Gross Profit.............................................       6,726         5,736       46,309     40,587
(Loss) Income from Operations............................      (6,767)      (12,280)      18,805     15,778
Net (Loss) Income........................................      (5,382)       (8,504)       9,095      7,581
EBITDA/(1)/..............................................     $(5,225)     $(10,709)    $ 20,595    $17,876
Comparable Store Sales Growth............................        16.2 %         0.0%         7.8%      15.0%

____________________
/(1)/ EBITDA represents income before interest, taxes, depreciation and amortization, and loss/(gain) on disposition of fixed assets.

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

     The Company has assessed how it may be impacted. The Company formulated and implemented a plan to address all known aspects of the issue. The Company fully completed this plan in September 1999.

     Overview of the Plan. The Company's plan addressed internal software information systems, vendor provided computer hardware and operating systems, communications systems, suppliers and other business partners. The plan identified a four step process for each of these areas--

          1) Initial Assessment of Exposure
          2) Development of a Plan to Further Identify All Necessary Costs/Steps to Address Issues
          3) Plan Implementation and Testing
          4) Contingency Planning


     Internal Software Information Systems. Internal software information systems include our base financial and merchandising system (Alliance), our distribution package (CAMBAR), our point of sale system (POS 98) and other smaller scale systems developed internally.

     The Alliance system was found to be substantially non-compliant. The initial assessment identified high costs to re-engineer this system for compliance. For this reason, and for other business-related reasons, the Company replaced the Alliance system with a new package. This package (JDA) was chosen and acquired in 1998. The system was fully installed in August 1999. The vendor has done extensive year 2000 development and testing and has guaranteed year 2000 compliance. The Company's internal testing of the JDA system has initially confirmed year 2000 readiness. The capital cost to acquire and install the JDA system was approximately $1,100,000.

     The CAMBAR system was found to be substantially non-compliant. The initial assessment identified relatively low costs to internally re-engineer the system for compliance. The development of this year 2000 compliance code has been completed. The costs to develop, test and install these changes was less than $20,000. The full test of CAMBAR year 2000 compliant code has been completed.

     The POS 98 application system was found to be fully year 2000 compliant.

     Changes to support year 2000 dates in other smaller scale internal systems have been identified. In particular, Sales Audit and Mail Order systems were modified and/or replaced in order to comply. Modifications to the Sales Audit system and to other small scale systems that needed modification cost less than $40,000 to develop, test and install. These changes were operational in June of 1999. The Mail Order system was fully replaced by a new system developed in-house. This new system cost approximately $160,000 to develop, test and install. The new system was installed in August of 1999.

     Vendor Provided Computer Hardware and Operating Systems. Vendor provided computer hardware and operating systems includes all data center equipment (IBM AS-400 systems), all store POS equipment (Various Intel-Based Microcomputer Systems), embedded systems in corporate environmental equipment, and corporate/field management microcomputer systems. All of these systems were found to be substantially year 2000 compliant with the exception of store POS systems. A limited number of store systems were replaced by June of 1999 with an estimated cost of less than $30,000. An in-store procedure is necessary in a limited number of stores to manually set the date on January 1, 2000.

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

     Suppliers and Other Business Partners. This area of the plan called for all significant suppliers and other business partners to be surveyed for year 2000 readiness. All of the significant trade vendors have been contacted. The Company is not currently aware of any single vendor or business partner with year 2000 compliance issues that could have a material impact on the Company. Year 2000 business transaction tests of all direct interfaces with vendors and other business partners were completed by September of 1999. The Company can provide no assurance that year 2000 compliance will be successfully implemented by all of its suppliers.

     Contingency Planning. The Company has developed a comprehensive contingency plan to address the risks of operational problems and costs likely to result from a failure by the Company or by a supplier or business partner to address year 2000 readiness. This plan was developed by the end of September 1999. It lists specific action plans for failure in any of the identified areas of the year 2000 compliance plan. The Company believes that business risks have been minimized. However, there can be no guarantee that year 2000 compliance issues not yet identified or fully addressed will not materially affect the Company's operations or expose it to third party liability.

     Recent Accounting Pronouncement. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. This standard, as amended, is effective for periods beginning after June 15, 2000 and will be adopted by the Company as of October 2001. It is not expected that the adoption of this standard will have an impact on the consolidated financial statements nor require additional footnote disclosure since the Company does not currently utilize derivative instruments or participate in structured hedging activities.

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software developed or obtained for internal use. In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities," which requires start-up activities and organization costs to be expenses as incurred. These standards were adopted during fiscal 1999 and did not materially change the Company's accounting policies.

     Quantitative and Qualitative -- The Company is exposed to market risks relating to fluctuations in interest rates. The Company's objective of financial risk management is to minimize the negative impact of interest rate fluctuations on the Company's earnings and cash flows. At October 2, 1999, the Company had $7.5 million of variable rate debt and $90 million of fixed rate debt. Fluctuations in the variable interest rate would not materially impact the Company's operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS

                                                                                                              Page
                                                                                                              ----
Report of Independent Public Accountants......................................................................  21

Management's Report...........................................................................................  22

Consolidated Balance Sheets--October 2, 1999 and October 3, 1998..............................................  23

Consolidated Statements of Operations--Years Ended October 2, 1999, October 3, 1998, and
     September 27, 1997 (unaudited) and the Nine Months Ended September 27, 1997 (transition period) and
     September 28, 1996 (unaudited)...........................................................................  24

Consolidated Statements of Shareholders' Equity (Deficit)--Years Ended October 2, 1999, October 3, 1998,
     and the Nine Months Ended September 27, 1997 (transition period).........................................  25

Consolidated Statements of Cash Flows-- Years Ended October 2, 1999, October 3, 1998, and
     September 27, 1997 (unaudited) and the Nine Months Ended September 27, 1997 (transition period) and
     September 28, 1996 (unaudited)...........................................................................  26

Notes to Consolidated Financial Statements....................................................................  27

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Leslie's Poolmart, Inc.:

     We have audited the accompanying consolidated balance sheets of Leslie's Poolmart, Inc. (a Delaware corporation) and subsidiaries as of October 2, 1999 and October 3, 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the two fiscal years ended October 2, 1999 and October 3, 1998, and the nine months ended September 27, 1997 (transition period). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leslie's Poolmart, Inc. and subsidiaries as of October 2, 1999 and October 3, 1998, and the results of their operations and their cash flows for the two fiscal years ended October 2, 1999 and October 3, 1998, and the nine months ended September 27, 1997, in conformity with generally accepted accounting principles.


                                  Arthur Andersen LLP

Los Angeles, California
December 17, 1999

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



Robert D. Olsen
Chief Financial Officer

                            LESLIE'S POOLMART, INC

                         CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                      ASSETS
                                      ------
CURRENT ASSETS:                                                                Oct. 2, 1999   Oct. 3, 1998
                                                                               ------------   ------------
   Cash....................................................................    $        193   $      9,564
   Accounts and other receivables, net.....................................           7,350          5,270
   Inventories.............................................................          58,729         47,440
   Prepaid expenses and other..............................................           2,128          1,583
   Deferred tax assets.....................................................           5,122          4,271
                                                                               ------------   ------------
         Total current assets..............................................          73,522         68,128
                                                                               ------------   ------------
PROPERTY, PLANT AND EQUIPMENT:                                                       73,681         61,744
   Less--Accumulated depreciation and amortization.........................          26,345         21,902
                                                                               ------------   ------------
   Net property, plant and equipment.......................................          47,336         39,842
                                                                               ------------   ------------

OTHER ASSETS:
   Goodwill, net...........................................................           8,392          8,699
   Non-compete covenant, net...............................................             627          1,091
   Deferred financing costs, net...........................................           2,460          3,007
   Other...................................................................             443            519
                                                                               ------------   ------------
         Total other assets................................................          11,922         13,316
                                                                               ------------   ------------
                                                                               $    132,780   $    121,286
                                                                               ============   ============
               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
               ----------------------------------------------
CURRENT LIABILITIES:
   Accounts payable........................................................    $     16,937   $     14,692
   Accrued liabilities.....................................................          15,462         12,559
   Current portion of long-term debt.......................................             101             94
   Income taxes............................................................           4,999          4,681
                                                                               ------------   ------------
         Total current liabilities.........................................          37,499         32,026
                                                                               ------------   ------------
DEFERRED TAX LIABILITIES...................................................           3,106          3,619
LINE-OF-CREDIT BORROWINGS..................................................           7,512             --
LONG-TERM DEBT, net of current portion.....................................           1,095          1,195
SENIOR NOTES...............................................................          90,000         90,000
PREFERRED STOCK, $0.001 par value; Authorized --2,000,000 shares:
   Issued and outstanding --28,000 Series A at Oct. 2, 1999 and
   Oct. 3, 1998; liquidation preference $28,000,000........................          33,225         29,361
COMMITMENTS AND CONTINGENCIES..............................................              --             --
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, $0.001 par value;
     Authorized --12,000.000 shares;
      Issued and outstanding--1,433,643 at
       Oct. 2, 1999 and Oct. 3, 1998.......................................               1              1
   Additional paid-in capital..............................................         (45,702)       (45,702)
    Retained earnings......................................................           6,044         10,786
                                                                               ------------   ------------
         Total shareholders' deficit.......................................         (39,657)       (34,915)
                                                                               ------------   ------------
                                                                               $    132,780   $    121,286
                                                                               ============   ============

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                            LESLIE'S POOLMART, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)



                                                           Years Ended                            Nine Months Ended
                                         -----------------------------------------------    ---------------------------------
                                          Oct. 2, 1999     Oct. 3, 1998    Sep. 27, 1997      Sep. 27, 1997     Sep. 28, 1996
                                         ---------------  --------------   -------------    ----------------    -------------
                                                                                                (transition
                                                                            (unaudited)           period)        (unaudited)
Net sales.............................        $282,349         $252,923        $217,109           $196,025        $170,555
Cost of sales.........................         170,820          153,565         135,348            118,660         102,193
                                              --------         --------        --------           --------        --------
Gross profit..........................         111,529           99,358          81,761             77,365          68,362
Selling, general and
 administrative expenses..............          99,245           82,908          68,580             57,934          51,709
Amortization of acquisition
 costs................................             742              580             254                191             191
Recapitalization costs................              --              --              794                794              --
Loss on disposition of fixed
 assets...............................           1,131              334           1,112                457              95
                                              --------         --------        --------            --------       --------
Income from operations................          10,411           15,536          11,021              17,989         16,367
Interest expense, net.................          11,380           10,513           4,842               4,220          2,164
                                              --------         --------        --------            --------       --------
Income before taxes...................            (969)           5,023           6,179              13,769         14,203
Income tax provision
 (benefit)............................             (91)           2,233           1,836               4,986          5,894
                                              --------         --------        --------            --------       --------
Net income/(loss).....................            (878)           2,790           4,343               8,783          8,309
                                              ========         ========        ========            ========       ========
Series A Preferred Stock
 dividends and accretion..............           3,864            3,508             969                 969             --
                                              --------         --------        --------            --------       --------
(Loss)/Income applicable to
 common shareholders..................        $ (4,742)        $   (718)       $  3,374            $  7,814       $  8,309
                                              ========         ========        ========            ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                            LESLIE'S POOLMART, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                     (In thousands, except share amounts)

                                                       Common Stock
                                                ------------------------
                                                                              Additional                          Total
                                                 Number of                      Paid in        Retained        Shareholders'
                                                  Shares         Amount         Capital        Earnings       Equity/(Deficit)
                                                -----------      ------      ------------      --------       ----------------
Balance, at December 28, 1996.................    6,547,928      $    6      $     32,619      $  3,690         $     36,315
  Stock options exercised.....................        9,184          --                77            --                   77
  Repurchase of common stock..................   (6,197,607)         (6)          (99,530)           --              (99,536)
  Issuance of common stock....................    1,074,138           1            15,574            --               15,575
  Issuance of non-qualified stock options.....           --          --               794            --                  794
  Issuance of warrants........................           --          --             3,116            --                3,116
  Series A Preferred Stock
   Dividends and accretion....................           --          --                --          (969)                (969)
  Net income..................................           --          --                --         8,783                8,783
                                                -----------      ------      ------------      --------         ------------

Balance, at September 27, 1997................    1,433,643           1           (47,350)       11,504              (35,845)
 Series A Preferred Stock
  Dividends and accretion.....................           --          --                --        (3,508)              (3,508)
 Tax benefits NQ stock options................           --          --             1,648            --                1,648
 Net income...................................           --          --                --         2,790                2,790
                                                -----------      ------      ------------      --------         ------------

Balance, at October 3, 1998...................    1,433,643           1           (45,702)       10,786              (34,915)
                                                -----------      ------      ------------      --------         ------------
 Series A Preferred Stock
  Dividends and accretion.....................           --          --                --        (3,864)              (3,864)
Net loss......................................           --          --                --          (878)                (878)
                                                -----------      ------      ------------      --------         ------------

Balance, at October 2, 1999...................    1,433,643      $    1      $    (45,702)     $  6,044         $    (39,657)
                                                ===========      ======      ============      ========         ============

  The accompanying notes are an integral part of these consolidated financial statements.

                            LESLIE'S POOLMART, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                        Years Ended                       Nine Months Ended
                                                        ------------------------------------------  ----------------------------
                                                        Oct. 2, 1999  Oct. 3, 1998   Sep. 27, 1997  Sep. 27, 1997   Sep. 28,1996
                                                        ------------  ------------   -------------  -------------   ------------
OPERATING ACTIVITIES:                                                                (Unaudited) (transition period) (Unaudited)
  Net income/(loss).....................................  $   (878)     $  2,790       $  4,343       $  8,783        $ 8,309
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
     Depreciation and amortization......................     8,499         7,223          5,428          4,207          3,227
     Deferred income taxes..............................    (1,364)          268           (284)        (1,417)            --
     Recapitalization costs.............................        --            --            794            794             --
     Loss on disposition of fixed assets................     1,131           334          1,112            457             95
  (Increase) decrease in:
     Accounts and other receivables.....................    (2,080)         (902)        (1,281)        (1,818)          (852)
     Inventories........................................   (11,289)       (7,201)          (370)        (6,291)        (5,566)
     Prepaid expenses and other.........................      (545)          (60)           181            170             50
     Other assets.......................................        76            96            (48)            56             (1)
  Increase (decrease) in:
     Accounts payable and accrued liabilities...........     5,148         4,869          5,287         11,847          8,334
     Income taxes.......................................       318           320          1,909          6,092          4,183
                                                          --------      --------       --------       --------        -------
  Net cash provided by (used in)
     operating activities...............................      (984)        7,737         17,071         22,880         17,779
                                                          --------      --------       --------       --------        -------
INVESTING ACTIVITIES:
  Purchase of property, plant and equipment.............   (16,042)      (10,519)        (9,885)        (7,917)        (6,737)
  Proceeds from dispositions of property, plant
    and equipment.......................................       236            --          1,213          1,213            120
  Business acquisitions.................................        --        (2,396)            --             --             --
                                                          --------      --------       --------       --------        -------
  Net cash used in investing activities.................   (15,806)      (12,915)        (8,672)        (6,704)        (6,617)
                                                          --------      --------       --------       --------        -------
FINANCING ACTIVITIES:
  Net line-of-credit borrowings/(repayments)............     7,512            --         (7,263)       (15,440)        (9,693)
  Issuance of Senior Notes..............................        --            --         90,000         90,000             --
  Payments of long-term debt............................       (93)          (87)       (16,828)       (16,391)        (1,723)
  Payment of deferred financing costs...................        --            --         (3,719)        (3,719)            --
  Repurchase of common stock............................        --            --        (99,536)       (99,536)            --
  Proceeds from issuance of preferred stock.............        --            --         28,000         28,000             --
  Proceeds from issuance of common stock, net...........        --            --         15,652         15,652            304
                                                          --------      --------       --------       --------        -------
  Net cash (used in)/provided by financing activities...     7,419           (87)         6,306         (1,434)       (11,112)
                                                          --------      --------       --------       --------        -------
NET (DECREASE) INCREASE IN CASH.........................    (9,371)       (5,265)        14,705         14,742             50
CASH AT BEGINNING OF PERIOD.............................     9,564        14,829            124             87             74
                                                          --------      --------       --------       --------        -------

CASH AT END OF PERIOD...................................  $    193      $  9,564       $ 14,829       $ 14,829        $   124
                                                          ========      ========       ========       ========        =======

 The accompanying notes are an integral part of these consolidated financial statements.

                            Leslie's Poolmart, Inc.

                  Notes to Consolidated Financial Statements

1. Business and Operations

     Leslie's Poolmart, Inc. (the Company) is a specialty retailer of swimming pool supplies and related products. As of October 2, 1999, the Company marketed its products under the trade name Leslie's Swimming Pool Supplies through 364 retail stores in 30 states and through mail order catalogs sent to selected swimming pool owners nationwide. The Company also repackages certain bulk chemical products for retail sale. The Company's business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending in June and September.

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

   b. Fiscal Periods

      In 1997, the Company changed its fiscal year end from the Saturday closest to December 31 to the Saturday closest to September 30. The 1999 fiscal year ended on October 2, 1999 and included 52 weeks. The 1998 fiscal year ended on October 3, 1998 and included 53 weeks. The nine month transition period ended September 27, 1997 included 39 weeks.

                            Leslie's Poolmart, Inc.

  c. Accounts and Other Receivables, Net

     Accounts and other receivables include allowances for doubtful accounts of $237,000 and $192,000 at October 2, 1999 and October 3, 1998, respectively.

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

     Depreciation and amortization are computed using the straight-line method (considering appropriate salvage values) based on the following estimated average useful lives:

               Buildings and improvements.........   15-30 years
               Vehicles, machinery and equipment..    3-10 years
               Office furniture and equipment.....    3-10 years
               Leasehold improvements.............    4-10 years

  f. Goodwill

     The excess of the acquisition price over the fair value of the net assets at the date of acquisition is included in the accompanying consolidated balance sheets as "Goodwill." Goodwill is being amortized (straight-line) over forty years. The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining life of the goodwill in measuring whether the goodwill is recoverable. The balance recorded at October 2, 1999 and October 3, 1998 was net of accumulated amortization of $2,136,000 and $1,858,000, respectively.

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

                            Leslie's Poolmart, Inc.

  h. Deferred Financing Costs

     In connection with issuing the Senior Notes and signing the Credit Agreement, the Company paid $3,708,000 in financing costs that are being deferred and amortized over the lives of the corresponding agreements. The balance recorded at October 2, 1999 and October 3, 1998 was net of accumulated amortization of $1,248,000 and $701,000 respectively.

  i. Income Taxes

     The Company provides for deferred income taxes relating to timing differences in the recognition of income and expense items (primarily depreciation and amortization) for financial and tax reporting purposes. Also, differences between the tax basis and the financial reporting basis of various assets were created when the Company was acquired in 1988 and when the Company purchased Sandy's in 1992; deferred tax assets and liabilities were provided related to these differences. Deferred taxes at October 2, 1999 and October 3, 1998 include a provision for the differences between tax and financial asset values except that deferred taxes were not provided with respect to amounts allocated to goodwill. As the difference between tax and financial reporting basis changes, appropriate charges/credits are made to the deferred tax account.

  j. Mail Order Catalog Sales

     Revenue on mail order catalog sales is recognized at the time goods are shipped.

  k. Cost of Sales

     Included in cost of sales are the costs of services and purchased goods, chemical repackaging costs and non-administrative occupancy costs.

  l. Fair Value of Financial Statements

     The fair value of the $90,000,000 Senior Notes using quoted market prices as of October 2, 1999 is $81,000,000. The carrying amounts of other long-term debt approximate fair value because either the interest rate fluctuates based on market rates or interest rates appear to approximate market rates for similar instruments. The fair value estimates are subjective in nature and involve uncertainties and matters of judgement and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

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

  n. Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. This standard is effective for periods beginning after June 15, 2000 and will be adopted by the Company as of October 2001. It is not expected that the adoption of this standard, as amended, will have an impact on the consolidated financial statements nor require additional footnote disclosure since the Company does not currently utilize derivative instruments or participate in structured hedging activities.

                            Leslie's Poolmart, Inc.

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software developed or obtained for internal use. In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities," which requires start-up activities and organization costs to be expenses as incurred. These standards were adopted during fiscal 1999 and did not materially change the Company's accounting policies.

  o. Reclassifications

     Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the 1999 presentations.

3.Inventories

  Inventories consist of the following:

                                                      October 2,      October 3,
                                                         1999            1998
                                                      -----------     -----------
          Raw materials and supplies...............    $   656,000     $   591,000
          Finished goods...........................     58,073,000      46,849,000
                                                       -----------     -----------
                                                       $58,729,000     $47,440,000
                                                       ===========     ===========

4. Property, Plant and Equipment

     Property, plant and equipment consists of the following:

                                                           October 2,      October 3,
                                                              1999            1998
                                                           ------------   ------------
     Land..............................................     $ 6,070,000    $ 6,250,000
     Buildings and improvements........................       7,529,000      7,423,000
     Vehicles, machinery and equipment.................       2,960,000      2,703,000
     Leasehold improvements............................      29,042,000     23,143,000
     Office furniture, equipment and other.............      25,716,000     21,909,000
     Construction-in-process...........................       2,364,000        316,000
                                                            -----------    -----------
                                                             73,681,000     61,744,000

     Less--Accumulated depreciation and amortization...      26,345,000     21,902,000
                                                            -----------    -----------

                                                            $47,336,000    $39,842,000
                                                            ===========    ===========

5. Bank Credit Agreement

     In connection with the Recapitalization, the Company entered into a Credit Agreement (the "Agreement") with Wells Fargo Bank including a line of credit, letters of credit and swingline loans. In the third quarter of fiscal 1999, and again in

                            Leslie's Poolmart, Inc.

December 1999, the Company modified its existing line of credit agreement with the Wells Fargo Bank. Under the revised agreement, maximum borrowings have been increased to $50,000,000 for the period December 15 through June 15, and reduced to $25,000,000 for the period June 16 through November 15, with the maturity date set at November 15, 2000. Under the revised agreement, maximum borrowings continue to be limited as a function of inventory and receivables. On October 2, 1999, $7,512,000 was outstanding under this Agreement.

     The Agreement accrues interest at the lender's reference rate plus the applicable Prime rate margin or at LIBOR plus the applicable LIBOR rate margin (8.25 percent at October 2, 1999). The margins are determined by the funded debt to EBITDA ratios as defined in the Agreement. The Agreement contains certain financial covenants that include tangible net worth, funded debt ratio and EBITDA coverage ratio. As of October 2, 1999, the Company was not in compliance with certain covenants but obtained a waiver from the bank.

6. Long-Term Debt

     Long-term debt consists of the following:

                                                                                         October 2,    October 3,
                                                                                            1999          1998
                                                                                        ------------  ------------
    Notes payable collateralized by security interests in certain assets, maturing September 2002. Interest accrues at the
       rate of 6.5%...................................................................    $  281,000    $  359,000
    Notes payable collateralized by security interest in various properties, due in monthly installments maturing December 2003.
       Interest accrues at the rate of 9.6%...........................................       915,000       930,000
                                                                                          ----------    ----------

                                                                                           1,196,000     1,289,000

    Less--Current portion.............................................................       101,000        94,000
                                                                                          ----------    ----------

                                                                                          $1,095,000    $1,195,000
                                                                                          ==========    ==========

  Principal maturities of long-term debt as of October 2, 1999 are as follows:


         2000.........................................................................   $  101,000
         2001.........................................................................      108,000
         2002.........................................................................      116,000
         2003.........................................................................       37,000
         2004.........................................................................      834,000
                                                                                         ----------
                                                                                         $1,196,000
                                                                                         ==========

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

                            Leslie's Poolmart, Inc.

     The Notes are generally unsecured obligations of the Company and will be subordinated to any secured indebtedness of the Company. In the event of a change of control, the Company will be required to make an offer to purchase all outstanding Notes at a price equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

     The Indenture contains certain covenants which include, among other matters, limitations on the incurrence of additional indebtedness and the payment of dividends. At October 2, 1999, the Company was in compliance with all covenants.

8.   Leases

     The Company leases certain store, office, distribution and manufacturing facilities under operating leases which expire at various dates through 2010. Lease agreements generally provide for increases related to cost of living indices and require the Company to pay for property taxes, repairs and insurance. Future minimum lease payments at October 2, 1999 are as follows:


                   2000................................  $ 20,632,000
                   2001................................    18,104,000
                   2002................................    15,390,000
                   2003................................    12,050,000
                   2004................................     8,731,000
                   Thereafter..........................    11,184,000
                                                         ------------
                                                         $ 86,091,000
                                                         ============

     Certain leases are renewable at the option of the Company for periods of one to ten years. Rent expense charged against income totaled $20,590,000, $17,167,000 and $11,730,000 in 1999, 1998 and 1997 (transition period), respectively.

9.   Income Taxes

     The provision/(benefit) for income taxes is comprised of the following:

                                                                Nine Months
                                   Year Ended     Year Ended      Ended
                                    October 2,    October 3,    September 27,
                                      1999            1998          1997
                                      ----            ----          ----
                                                                 (transition
                                                                   period)
Federal:

         Current................   $ (1,102,000)  $ 1,962,000   $ 5,505,000
         Deferred...............      1,027,000      (202,000)   (1,218,000)
                                   ------------   -----------   -----------
                                        (75,000)    1,760,000     4,287,000
                                   ------------   -----------   -----------
     State:

         Current................       (353,000)      539,000       898,000
         Deferred...............        337,000       (66,000)    (199,000)
                                   ------------   -----------   -----------
                                        (16,000)      473,000       699,000
                                   ------------   -----------   -----------
                                   $    (91,000)  $ 2,233,000   $ 4,986,000
                                   ============   ===========   ===========

                            Leslie's Poolmart, Inc.

     A reconciliation of the provision/(benefit) for income taxes to the amount computed at the federal statutory rate is as follows:

                                                                                     Nine Months
                                                         Year Ended     Year Ended      Ended
                                                         October 2,    October 3,    September 27,
                                                           1999            1998          1997
                                                           ----            ----          ----
                                                                                     (transition
                                                                                       period)
    Federal income tax at statutory rate...........      $(330,000)   $1,708,000    $4,681,000
    Reversal of tax reserves no longer needed......             --            --      (550,000)
    Permanent differences..........................        249,000       206,000        91,000
    State taxes, net of federal benefit............        (10,000)      319,000       764,000
                                                         ---------    ----------    ----------
                                                         $ (91,000)   $2,233,000    $4,986,000
                                                         =========    ==========    ==========

     The tax effect of temporary differences which give rise to significant portions of the deferred tax asset and liability are summarized below.

                                                                       1999                                1998
                                                            ---------------------------       ----------------------------
                                                            Deferred Tax   Deferred Tax       Deferred Tax   Deferred Tax
                                                              Assets       Liabilities           Assets       Liabilities
                                                              ------       -----------           ------       -----------
    Property, plant and equipment...................       $       --      $2,370,000          $       --     $2,995,000
    State income taxes..............................          465,000              --             460,000             --
    Inventory.......................................        1,967,000          36,000           1,634,000             --
    Difference in timing of certain deductions......        2,690,000         700,000           2,177,000        624,000
                                                           ----------      ----------          ----------     ----------
                                                           $5,122,000      $3,106,000          $4,271,000     $3,619,000
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

11.  401(k) Plan

                            Leslie's Poolmart, Inc.

     The Company provides for the benefit of its employees a voluntary retirement plan under Section 401(k) of the Internal Revenue Code. During 1998, the plan covered all eligible employees and provided for a matching contribution by the Company of 50% of each participant's contribution up to 4% of the individual's compensation as defined. The expenses related to this program were $468,000, $387,000 and $225,000 for 1999, 1998, and 1997 (transition period), respectively.

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

     In connection with the issuance of the Series A Preferred Stock, the original Preferred Stockholder received 252,996 Warrants to purchase common stock. Of the $28,000,000 face value of the Preferred Stock, $3,116,000 was assigned to the value of these Warrants and reflected as a discount on the Preferred Stock. This discount will be accreted over the life of the Preferred Stock. The terms of the Warrant Agreement will provide for a proportionate adjustment of the warrants for stock splits and stock dividends and for additional warrant shares to be issuable in the event any of the NQ Options or ISO Options are exercised. Based on the number of options outstanding at October 2, 1999, an additional 67,959 warrants could be granted if the options were exercised.

     In the ordinary course of business, the Company purchases raw materials and finished goods pursuant to a multi-year purchase contract from the holder of the warrants issued to the original owners of the Series A Preferred Stock. Management believes these transactions were under terms no less favorable to the Company than those arranged with other parties.

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

                                                                      1999           1998            1997
                                                                      ----           ----            ----
          (Loss)/Income applicable to common shareholders                                        (transition
                                                                                                    period)
               As reported....................................   $ (4,742,000)   $   (718,000)   $ 7,814,000
               Pro forma......................................   $ (5,172,000)   $ (1,107,000)   $ 7,202,000

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: risk free interest rates of 5.6%, 5.7% and 6.4%, respectively; expected volatility of 0%; expected lives of 7 years for all options and no expected divided yield. Based on these assumptions, the weighted average value of the options granted is $6.41, $4.72 and $5.18 in 1999, 1998 and 1997, respectively.

                            Leslie's Poolmart, Inc.

     In June 1997, the Company adopted a non-qualified common stock option plan (the "NQ Option Plan") and an incentive common stock option plan (the "ISO Option Plan") and reserved 83,599 and 273,946 shares, respectively. All of the NQ Option Plan options were granted at an exercise price of $5.00 per share and 248,000 options were granted under the ISO Option Plan at $14.50 per share. In November 1998, the Company reserved an additional 60,000 non-voting common shares for the ISO Option Plan.

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

     A summary of option activities for all plans is as follows:

                                                          1999                    1998               1997
                                                          ----                    ----               ----
                                                                                              (transition period)

                                                             Wtd Avg                Wtd Avg               Wtd Avg
                                                  Shares    Ex Price     Shares    Ex Price    Shares     Ex Price
                                                  ------    --------     ------    --------    ------     --------
     Outstanding at beginning of year.........   357,099    $ 12.30      331,599   $ 12.11     972,067    $  8.62
     Granted..................................    28,000      20.00       28,000     14.77     331,599      12.11
     Exercised................................        --         --           --        --    (830,048)     (8.57)
     Cancelled................................   (22,167)     14.50       (2,500)   (14.50)   (142,019)     (8.91)
                                                 -------    -------     --------   -------    --------    -------
     Outstanding at end of year...............   362,932    $ 12.76      357,099   $ 12.30     331,599    $ 12.11
                                                 =======    =======     ========   =======    ========    =======
     Exercisable at end of year...............   265,099    $ 11.51      168,769   $  9.79      83,599    $  5.00
                                                 =======    =======     ========   =======    ========    =======

  The following table summarizes information about all stock options outstanding as of October 2, 1999:

                                                       Options Outstanding         Options Exercisable
                                                       -------------------         -------------------
                                                           Weighted
                                                           Average     Weighted                Weighted
                                                           Remaining   Average                 Average
       Range of                                 Number    Contractual  Exercise    Number     Exercise
     Exercise Price                          Outstanding    Life        Price    Exercisable    Price
     --------------                          -----------    ----        -----    -----------    -----
     $5.00...............................       83,599     7.7 years   $  5.00     83,599      $  5.00
     $14.50..............................      248,833     7.7 years     14.50    180,666        14.50
     $17.50..............................        2,500     8.8 years     17.50        833        17.50
     $20.00..............................       28,000     9.6 years     20.00         --        20.00
                                               -------                 -------    -------      -------
                                               362,932                 $ 12.76    265,099      $ 11.51
                                               =======                 =======    =======      =======

14.  Supplemental Cash Flow Disclosures

                            Leslie's Poolmart, Inc.

     The Company paid interest charges of $11,520,000, $11,111,000 and $1,660,000, in 1999, 1998 and 1997 (transition period), respectively. The Company paid income taxes of $1,109,000, $2,486,000 and $474,000, in 1999, 1998 and 1997 (transition period), respectively. The Series A Preferred Stock dividends and the accretion of the warrants are excluded from the statement of cash flows as non-cash transactions. The tax benefit for non-qualified stock options was excluded from the statement of cash flows as a non-cash transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

________________________________________________________________________________

                                    PART III

         ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


  The directors and executive officers of the Company are as follows:

            Name                 Age                      Positions
            ----                 ---                      ---------
  Michael J. Fourticq........     55        Chairman of the Board of Directors

  Brian P. McDermott.........     42        Chief Executive Officer, President and Director

  Gregory J. Annick..........     35        Director

  John G. Danhakl............     43        Director

  Dr. Dale R. Laurance.......     53        Director

  Robert D. Olsen............     46        Executive Vice President, Chief Financial Officer

  John T. Ball...............     54        Senior Vice President, Merchandising and Marketing

  Marvin D. Schutz...........     52        Senior Vice President, Store Operations

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

     Gregory J. Annick became a director of the Company in June 1997. He has been an executive officer of Leonard Green & Partners ("LGP"), a merchant banking firm which manages Green Equity Investors, II, LP ("GEI"), since the formation of LGP and GEI in 1994. He joined a merchant banking firm affiliated with LGP as an associate in 1989, became a principal in 1993, and through a corporation became a partner in 1994. From 1988 to 1989, he was an associate with the merchant banking firm of Gibbons, Green, van Amerongen. Before that time, Mr. Annick was a financial analyst in mergers and acquisitions with Goldman, Sachs & Co. Mr. Annick is also a director of several private companies.

     John G. Danhakl became a director of the Company in June 1997. He has been an executive officer and an equity owner of LGP, a merchant banking firm which manages GEI, since 1995. Mr. Danhakl had previously been a Managing Director at Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert Incorporated. Mr. Danhakl is also a director of Twinlab Corporation, The Arden Group, Inc. and several private companies.

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

     Marvin D. Schutz has been Senior Vice President, Store Operations, since July 1999. From May 1997 through June 1999, he was Vice President of Store Operations. From October 1994, he was Director of Store Operations, Eastern Division. From 1982 through 1993 he held several management positions in specialty retail at Montgomery Ward as National Director of Operations and Training, and Silo Inc. as Regional Sales Manager and Director of Operations.

     All executive officers of the Company are chosen by the Board of Directors and serve at the Board's discretion. No family relationships exist between any of the officers or directors of the Company.

     Messrs. Fourticq and McDermott are partners together in investment partnerships that do not own shares of the Company.

     On March 12, 1999, Green Equity Investors II, L.P. purchased all of the Preferred Stock from Occidental Petroleum Corporation. Occidental retained warrants to purchase 105,364 shares of Common Stock.

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

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

     The following summary compensation table sets forth for the fiscal years ended October 2, 1999 and October 3, 1998, respectively and the nine months ended September 27, 1997, the compensation for services to the Company of the Chief Executive Officer and the other executive officers of the Company as of October 2, 1999.

                                                                                   Long-Term                All Other
                                                   Fiscal Year Compensation       Compensation             Compensation
                                                   ------------------------      --------------      ---------------------------
                                                    Salary       Bonus           Stock Options         401(k)    Insurance/Other
                                           Year      ($)(1)       ($)(2)            (#)(3)             ($)(4)         ($)(5)
                                           ----    --------      ---------       --------------      --------    ---------------
Michael J. Fourticq...................     1999     200,000        --                   --                --          --
  Chairman of the Board                    1998     200,000        --                   --                --          --
                                           1997     150,000        --                  4,976              --          --

Brian P. McDermott....................     1999     424,231        --                   --              5,000        174
 Chief Executive Officer,                  1998     412,885      76,875                 --              3,200         --
 President and Director                    1997     293,000      97,500               77,000            3,200         --

Robert D. Olsen.......................     1999     284,539        --                   --              4,817         303
  Executive Vice President                 1998     277,089      51,563                 --              3,200         --
  And Chief Financial Officer              1997     192,000      63,750              102,761            3,200         --

John T. Ball..........................     1999     232,846        --                   --              4,834      47,495(6)
  Senior Vice President,                   1998     203,265      42,188               23,000            3,200         --
  Merchandising and Marketing              1997        --          --                   --                --          --

Marvin D. Schutz(7)...................     1999     119,808       7,500                7,500            2,362         495
 Senior Vice President,                    1998        --          --                   --                --          --
 Store Operations                          1997        --          --                   --                --          --

____________________
(1)  Salary figures for 1997 reflect the nine month fiscal year.
(2) Bonuses are attributed to the year earned, and are paid out after the conclusion of the fiscal year. Bonuses were paid on a twelve month basis for 1999 and 1997, and a nine month basis for 1998.
(3) All options were granted at their fair market value on the date of grant, except 52,761 options granted to Robert D. Olsen, which have an exercise price of $5.00 per share.
(4) Represents expected Company matching contributions to individuals' 401(k) accounts.
(5) Represents premiums paid by the Company for life insurance not generally available to all Company employees.
(6) $47,000 represents a moving allowance paid according to the terms of the employment contract.
(7)  Promoted from Vice President to Senior Vice President in July 1999.

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

Option Grants in 1999

     The following table sets forth the stock options granted to the Chief Executive Officer and the other executive officers of the Company as of October 2, 1999, during the twelve months ended October 2, 1999, pursuant to the Company's Incentive Stock Option Plan, NQ Option Plan, or otherwise.

                                                 Individual Grants
                                ----------------------------------------------------

                                              % of Total
                                             Options Date                                      Potential Realizable Value
                                              Granted to       Exercise                  at Assumed Annual Rates of Stock Price
                                               Employees          or                      Price Appreciation for Option Term/(1)/
                                Options           in             Base     Expiration
                                Granted       Fiscal Year        Price       Date            0%($)        5%($)        10%($)
                                ------        -----------      ---------  ----------       --------      -------      ----------
Michael J. Fourticq.....            --              --             --           --
Brian P. McDermott......            --              --             --           --
Robert D. Olsen.........            --              --             --           --
John T. Ball............            --              --             --           --
Marvin D. Schutz........         7,500/(2)/       26.8%        $20.00      7/12/09                       82,699         203,692

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



Aggregated Option Exercises in 1999 and Fiscal Year-End Option Value

     The following table sets forth the stock option exercises by the named executive officers during 1999. In addition, the table indicates the total number and value of exercisable and non-exercisable options held by each such officer as of October 2, 1999.

                                                                       Number of Unexercised           Value of Unexercised
                                    Shares Acquired     Value               Options at               In-the-Money Options at
                                     on Exercise(#)  Realized($)          October 2, 1999                October 2, 1999
                                    ---------------- ------------  ------------------------------  ------------------------------

                                                                     Exercisable   Unexercisable    Exercisable     Unexercisable
     Name                                                          --------------  -------------  ----------------  -------------
     -----
Michael J. Fourticq............              --           --             4,976          --               74,640          --
Brian P. McDermott.............              --           --            51,333         19,000           282,333        104,500
Robert D. Olsen................              --           --            86,094         11,000           974,748         60,500
John T. Ball...................              --           --            15,333          6,000            84,333         33,000
Marvin D. Schutz...............              --           --             8,246         10,166            60,352         14,667

____________________
(1) Potential unrealized value is (i) the fair market value at October 2, 1999 ($20.00 per share) less the option exercise price times (ii) the number of shares.

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

ITEM 12. PRINCIPAL SHAREHOLDERS AND STOCK OWNERSHIP OF MANAGEMENT

     The following table sets forth information as of October 2, 1999 with respect to (i) all persons known by the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) all executive officers of the Company; (iii) all directors; and (iv) all directors and executive officers as a group. The address for the directors and executive officers is in care of the Company.


                                                                   Amount and Nature of         Percentage of
                         Name and Address                          Beneficial Ownership of          Shares
                        Beneficial Owner                           Common Stock/(1)(2)/          Outstanding/(2)/
                        ---------------                           -----------------------       ---------------
      GEI(3)....................................................          1,202,804                61.6%
      Gregory J. Annick(4)......................................          1,202,804                61.6
      John G. Danhakl(4)........................................          1,202,804                61.6
      Brian P. McDermott(5).....................................            217,885                11.2
      Michael J. Fourticq(6)....................................            144,815                 7.4
      Robert D. Olsen(7)........................................            103,060                 5.3
      John T. Ball(8)...........................................             15,333                 0.8
      Marvin D. Schutz (8)......................................              8,246                 0.4
      Dr. Dale R. Laurance......................................                --                  --
      Occidental(9).............................................            105,364                 5.4
      All executive officers and directors as a group (8
       persons).................................................          1,797,507                92.1%

--------------
(1) The address of Messrs. Fourticq, McDermott, Olsen, Ball and Schutz is 20630 Plummer Street, Chatsworth, California 91311. The address of Occidental and Dr. Laurance is 10889 Wilshire Boulevard, Los Angeles, California 90029. The address of GEI and Messrs. Annick and Danhakl is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.
(2) Computed based upon the total number of shares of Leslie's common stock outstanding and the number of shares of Leslie's common stock underlying warrants and options of that person exercisable within 60 days. In accordance with Rule 13(d)-3 of the Exchange Act, any Leslie's common stock which is subject to warrants or options exercisable within 60 days is deemed to be outstanding for the purpose of computing the percentage of outstanding shares of Leslie's common stock owned by the person holding such warrants or options, but is not deemed to be outstanding for the purpose of computing the percentage of outstanding shares of Leslie's common stock owned by any other person.
(3) GEI is a Delaware limited partnership managed by LGP, which is an affiliate of the general partner of GEI. Each of Leonard I. Green, Jonathan D. Sokoloff, Peter J. Nolan, Mr. Annick, Mr. Danhakl and Jennifer Holden Dunbar, either directly (whether through ownership interest or position) or through one of more intermediaries, may be deemed to control LGP and such general partner. LGP and such general partner may be deemed to control the voting and disposition of the shares of Leslie's common stock owned by GEI. Accordingly, for certain purposes, Messrs. Green, Sokoloff, Nolan, Annick and Danhakl and Ms. Holden Dunbar may be deemed to be beneficial owners of the shares of Leslie's common stock held by GEI.
(4) Includes the shares beneficially owned by GEI, of which Messrs. Annick and Danhakl and associates.
(5) Includes 51,333 shares subject to options exercisable within 60 days and 166,552 shares of Leslie's common stock.
(6) Includes 4,976 shares subject to options exercisable within 60 days and 139,839 shares of Leslie's common stock.
(7) Includes 86,094 shares subject to options exercisable within 60 days and 16,966 shares of Leslie's common stock.
(8)  All such shares are subject to options exercisable within 60 days.
(9)  All such shares are obtainable upon the exercise of warrants.

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

Occidental Contract

     A wholly-owned subsidiary of Occidental has a long-standing relationship with the Company as a supplier of certain chemical chlorine compounds. A multi-year supply agreement terminated during 1997, and a new multi-year agreement was entered into between the parties on mutually satisfactory terms and conditions.

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

     Consolidated Balance Sheets--October 2, 1999 and October 3, 1998 Consolidated Statements of Operations--Years Ended October 2, 1999,
     October 3, 1998, and
          September 27, 1997 (unaudited) and the Nine Months Ended September 27, 1997 (transition period) and
          September 28, 1996 (unaudited)
     Consolidated Statements of Shareholders' Equity (Deficit)--Years Ended
          October 2, 1999, October 3, 1998, and the Nine Months Ended September 27, 1997 (transition period )
     Consolidated Statements of Cash Flows-- Years Ended October 2, 1999,
          October 3, 1998, and
          September 27, 1997 (unaudited) and the Nine Months Ended September 27, 1997 (transition period) and
          September 28, 1996 (unaudited)
     Notes to Consolidated Financial Statements
     Report of Independent Public Accountants


     (a)(3) The following exhibits set forth below are filed as part of this annual report or are incorporated herein by reference.

Exhibit
Number                                  Description
-------                                 -----------

    3.1        Amended and Restated Certificate of Incorporation of the Company*
    3.2        Certificate of Merger of Leslie's Poolmart into the Company*
    3.3        Certificate of Merger of Poolmart USA Inc. into the Company*
    3.4 Certificate of Designation, Preferences and Rights of Exchangeable Cumulative Redeemable Preferred Stock, Series A*
    3.5        Bylaws of the Company*
    3.6 Certificate of Amendment to Certificate of Designation, Preferences and Rights of Exchangeable Cumulative Redeemable Preferred Stock, Series A*
    4.1        Indenture dated as of June 11, 1997 between the Company and U.S.
               Trust Company of California, N.A.*
   10.1 Credit Agreement dated June 11, 1997 among the Company, Wells Fargo Bank, N.A. and the financial institutions signatory thereto, including Security Agreement, Stock Pledge Agreement and Guarantees of subsidiaries*
   10.2 Preferred Stock and Warrant Purchase Agreement dated as of June 11, 1997 between the Company and Occidental Petroleum Corporation*
   10.3 Warrant dated June 11, 1997 for the purchase of shares of common stock of the Company issued to Occidental Petroleum Corporation*
   10.4 Stockholders Agreement and Subscription Agreement dated as of June 11, 1997 among the Company and Green Equity Investors II, LP, Richard H. Hillman, Michael J. Fourticq, Greg Fourticq, Brian
               P. McDermott, the Trustees of the McDermott Family Trust, Occidental Petroleum Corporation and the Stockholders identified on the signature pages thereto*
   10.5        NQ Option Plan and form of Agreement*
   10.6        ISO Option Plan and form of Agreements*
   10.7        Lease for Dallas Distribution Center*
   10.8        Lease for Ontario Distribution Center*
   10.9        Lease for Bridgeport Distribution Center*
   10.10 Form of Director's and Officer's Indemnification Agreement dated as of June 11, 1997 between the Company and certain members of management*

Exhibit
Number                                  Description
-------                                 -----------

10.11 Management Agreement dated as of June 11, 1997 between the Company and Leonard Green & Partners, LP*
10.12 Noncompetition Agreement, dated August 31, 1992, among Sandy's Pool Supply, Inc., Leslie's Poolmart, and Philip Leslie*
10.13 Noncompetition Agreement, dated August 31, 1992, among Sandy's Pool Supply, Inc., Leslie's Poolmart, and Sander Bass*
10.14 Purchase Agreement dated June 6, 1997 between the Company and BT Securities Corporation*
10.15 Registration Rights Agreement dated as of June 11, 1997 by and between the Company and BT Securities Corporation*
10.16 Third Amendment, dated November 15, 1999 to Credit Agreement dated as of June 11, 1997 among the Company, Wells Fargo Bank, N.A. and the financial institutions signatory thereto
10.17 Fourth Amendment, dated December 16, 1999 to Credit Agreement dated as of June 11, 1997 among the Company, Wells Fargo Bank, N.A. and the financial institutions signatory thereto
21.1      Subsidiaries
24.1      Power of Attorney (included on signature page)
27.1      Financial Data Schedule

______________

*Previously filed

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on December 22, 1999.

                                  LESLIE'S POOLMART, INC.
                                  (Registrant)



                                  By: /s/ Robert D. Olsen
                                      --------------------------
                                          Robert D. Olsen
                                        Chief Financial Officer

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

              Signature                                      Capacity                                    Date
             ----------                                      --------                                    ----
             /s/ Michael J. Fourticq                    Chairman of the Board of                     December 22,  1999
             ------------------------------------
                 Michael J. Fourticq                          Directors


             /s/ Brian P. McDermott                     Chief Executive Officer,                     December 22,  1999
             ------------------------------------
                 Brian P. McDermott                      President, and Director


             /s/ Gregory J. Annick                            Director                               December 22,  1999
             ------------------------------------
                 Gregory J. Annick

             /s/ John G. Danhakl                              Director                               December 22,  1999
             ------------------------------------
                 John G. Danhakl


             /s/ Dr. Dale R. Laurance                         Director                               December 22,  1999
             -------------------------------------
                 Dr. Dale R. Laurance


               /s/ Robert D. Olsen                      Chief Financial Officer and                  December 22,  1999
               -------------------------------------
                   Robert D. Olsen                       Principal Accounting Officer