Form 10-Q
period 2000-01-01
LESLIES POOLMART INC
filed 2000-02-14
CIK 866048

================================================================================
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

 (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 1, 2000.

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

          As of February 7, 2000 the number of outstanding shares of the Registrant's common stock was 1,433,643.

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            LESLIE'S POOLMART, INC.
                            -----------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                        January 1,                October 2,
                                                           2000                      1999
                                                        ---------                 ---------
ASSETS                                                  (UNAUDITED)
------
CASH                                                    $     195               $     193
RECEIVABLES, NET                                            4,412                   7,350
INVENTORIES, NET                                           65,759                  58,729
PREPAID EXPENSES                                            2,091                   2,128
DEFERRED TAX ASSETS                                         5,121                   5,122
DEFERRED INCOME TAX CHARGE                                  2,714                      --
                                                        ---------               ---------
           TOTAL CURRENT ASSETS                            80,292                  73,522


PROPERTY, PLANT AND EQUIPMENT, NET                         47,661                  47,336
GOODWILL, NET                                               8,323                   8,392
NON-COMPETE COVENANT                                          511                     627
DEFERRED FINANCING COSTS                                    2,323                   2,460
OTHER ASSETS                                                  435                     443
                                                        ---------               ---------
                                                        $ 139,545               $ 132,780
                                                        =========               =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

ACCOUNTS PAYABLE                                        $  23,929               $  16,937
ACCRUED LIABILITIES                                        14,420                  15,462
CURRENT PORTION OF LONG-TERM DEBT                             100                     101
INCOME TAXES                                                   --                   4,999
                                                        ---------               ---------

           TOTAL CURRENT LIABILITIES                       38,449                  37,499

DEFERRED TAX LIABILITIES                                    3,106                   3,106
LINE-OF-CREDIT BORROWINGS                                  22,749                   7,512
LONG-TERM DEBT, NET OF CURRENT PORTION                      1,081                   1,095
SENIOR NOTES                                               90,000                  90,000

PREFERRED STOCK                                            34,253                  33,225

SHAREHOLDERS' EQUITY (DEFICIT)
------------------------------

COMMON STOCK                                              (45,701)                (45,701)
RETAINED EARNINGS                                          (4,392)                  6,044
                                                        ---------               ---------

           TOTAL SHAREHOLDERS' DEFICIT                    (50,093)                (39,657)
                                                        ---------               ---------

                                                        $ 139,545               $ 132,780
                                                        =========               =========

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            LESLIE'S POOLMART, INC.
                            -----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                             Three Months Ended
                                                     -----------------------------------
                                                      January 1,              January 2,
                                                         2000                    1999
                                                     -----------            ------------
SALES                                                   $ 30,890                $ 26,132
COST OF SALES                                             23,538                  19,886
                                                        --------                --------

   GROSS PROFIT                                            7,352                   6,246


SELLING, GENERAL & ADMINISTRATIVE EXPENSES                20,969                  17,101

AMORTIZATION OF ACQUISITION COSTS                            185                     186

LOSS ON DISPOSITION OF FIXED ASSETS                          301                     127
                                                        --------                --------

   LOSS FROM OPERATIONS                                  (14,103)                (11,168)


INTEREST EXPENSE                                           3,033                   2,642
                                                        --------                --------

LOSS BEFORE INCOME TAX BENEFIT                           (17,136)                (13,810)

INCOME TAX BENEFIT                                         7,729                   6,145
                                                        --------                --------

   NET LOSS                                               (9,407)                 (7,665)
                                                        --------                --------

SERIES A PREFERRED STOCK DIVIDENDS
   AND ACCRETION                                           1,028                     923

LOSS APPLICABLE TO COMMON SHAREHOLDERS                  $(10,435)               $ (8,588)
                                                        ========                ========

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.
                            ----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                             Three Months Ended
                                                          ------------------------
                                                            January 1,  January 2,
                                                               2000         1999
                                                          ------------ -----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
NET LOSS                                                   $ (9,407)   $ (7,665)

ADJUSTMENTS TO RECONCILE NET LOSS TO
    NET CASH USED IN OPERATING ACTIVITIES:

DEPRECIATION AND AMORTIZATION                                 2,241       1,912

LOSS ON DISPOSITION OF FIXED ASSETS                             301         127

INCOME TAX BENEFIT                                           (7,729)     (6,145)

NET CHANGE IN RECEIVABLES,
   INVENTORY AND PAYABLES                                     1,875      (1,511)

OTHER, NET                                                       44        (266)
                                                           --------    --------

    NET CASH USED IN OPERATING ACTIVITIES                   (12,675)    (13,548)
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                    (2,545)     (3,619)
                                                           --------    --------

    NET CASH USED IN INVESTING ACTIVITIES                    (2,545)     (3,619)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

NET LINE-OF-CREDIT BORROWINGS                                15,237       7,784

PAYMENTS OF LONG-TERM DEBT                                      (15)        (12)
                                                           --------    --------

    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      15,222       7,772
                                                           --------    --------

NET INCREASE (DECREASE) IN CASH                                   2      (9,395)

CASH AT BEGINNING OF PERIOD                                     193       9,564
                                                           --------    --------

CASH AT END OF PERIOD                                      $    195    $    169
                                                           ========    ========

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 1, 2000
                                  (Unaudited)


(1)        Presentation of Financial Information

          The financial statements included herein have been prepared by Leslie's Poolmart, Inc. (the "Company"), without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three month periods ended January 1, 2000 and January 2, 1999 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading.

          The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 1999. This document contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of October 2, 1999 and for the year then ended. The results of operations for the three months ended January 1, 2000 and January 2, 1999 are not indicative of the results for a full year.

(2)       Organization and Operations

          Leslie's Poolmart, Inc. is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie's Swimming Pool Supplies through 370 retail stores in 30 states; a nationwide mail order catalog; and a new internet E-commerce capability. The Company also repackages certain bulk chemical products for retail sale. The Company's business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending June and September.

          On January 3, 2000, Brian P. McDermott was appointed Chairman of the Board, while Lawrence H. Hayward assumed the responsibilities of President and Chief Executive Officer, the post previously occupied by Mr. McDermott. Mr. Hayward also serves on the Board of Directors of the Company. Michael J. Fourticq, the outgoing Chairman of the Board, remains on the Board of Directors.

          Mr. Hayward joined Leslie's from Fleming Companies, Inc. In 1999, while at Fleming, Mr. Hayward served as President of ABCO Desert Markets, an Arizona based retail chain. From 1995 to 1999, Mr. Hayward served as President and CEO of Carr Gottstein Foods Company, Alaska's largest food and drug retailer and wholesale distributor. Between 1990 to 1995, Mr. Hayward served as Vice President, Retail Operations for Buttrey Food & Drug. Prior to this, Mr. Hayward served in positions of increasing responsibility at American Stores Companies.

(3)       Inventories

          Inventories consist of the following:

                                                January 1,       January 2,
                                                   2000             1999
                                               ------------     ------------
                                                        (in thousands)

          Raw materials and supplies           $  1,043,000     $  1,122,000
          Finished goods                         64,716,000       47,225,000
                                               ------------     ------------

          Total Inventories                    $ 65,759,000     $ 48,347,000
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

          ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          OVERVIEW

          Leslie's Poolmart, Inc. is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company currently markets its products through 370 Company-owned retail stores in 30 states; a nationwide mail order catalog; and a new internet E-commerce capability. Leslie's is vertically integrated, operating a chemical repackaging facility in Ontario, California. It supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Bridgeport, New Jersey; and Covington, Kentucky.

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

          RESULTS OF OPERATIONS

                                                           Summary
                                                           -------
                                                       (In thousands)
                                                     Three Months Ended
                                            ---------------------------------
                                              January 1,           January 2,
                                                 2000                 1999
                                            --------------       ------------

          Sales                                $30,890              $26,132

          Loss from Operations                 (14,103)             (11,168)
          Depreciation                           1,919                1,588
          Goodwill Amortization                    185                  186
          Loss on Asset Dispositions               301                  127
                                              --------             --------

            EBITDA Loss                       $(11,698)             $(9,267)

          In the first quarter ended January 1, 2000, the Company reported an EBITDA loss of $11,698,000, as compared to an EBITDA loss of $9,267,000 for the first quarter of fiscal 1999. EBITDA represents earnings before interest, taxes, depreciation, amortization, loss or gain on fixed asset dispositions, and any other non-cash income or expenses. During the quarter, 11 new stores were opened and 5 stores were closed, bringing the total store count to 370 on January 1, 2000, up from 319 on January 2, 1999. The Company historically incurs an operating loss in the quarter ending in December and generally expects such losses to grow as new stores continue to be added at a significant rate.

                                                            Sales
                                            ---------------------------------
                                                       (In thousands)
                                                     Three Months Ended
                                            ---------------------------------
                                               January 1,          January 2,
                                                 2000                 1999
                                            --------------       ------------

          Retail Stores                       $ 30,366              $ 25,546
          Mail Order                               524                   586
                                                ------              --------
                                              $ 30,890              $ 26,132

          Total sales for the first fiscal quarter increased 18.2% over the same quarter of 1999. Retail store sales grew 18.9% in the period due to an increase in the total number of stores in operation this year versus last as well as a comparable store sales increase of 11.8%. The increase in comparable store sales is primarily the result of the maturing of the new stores opened over the last several years, the continued growth in commercial sales, and the rapid growth of the store-based service operations.

          Mail order catalog sales in the first quarter declined 10.6% compared to the same quarter of the prior year due to continued cannabilization from new store openings.

          Gross profit for the three months ended January 1, 2000 equaled $7,352,000 or 23.8% of sales, .1% of sales lower than was reported in the same quarter of the prior year. The slightly lower gross margin is primarily due to increased promotional activity in the quarter as compared to prior year. Partially offsetting this were occupancy costs which declined slightly as a percentage of sales versus prior year on the quarter's strong sales performance.

          In the first quarter of fiscal 2000, selling, general and administrative expenses equaled $20,969,000, an increase of 22.6% over the same period of last year. This increase is largely the result of higher store expenses and increased overhead costs associated with the continued growth in the number of stores.

          The loss on disposition of fixed assets increased slightly versus prior year with the closure of 5 under-performing stores in the quarter.

          Interest expense equaled $3,033,000 in the first quarter of fiscal 2000, up slightly from the same period of last year. Increased line-of-credit borrowings produced the higher interest expense in this quarter.

          FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

          Changes in Financial Condition

          Between October 2, 1999 and January 1, 2000, total current assets increased $6,770,000 principally the result of inventory which increased $7,030,000 during the period. The inventory increase is due to several early buys of merchandise, for which extended dating terms were received from vendors, in preparation for the upcoming selling season.

          During the same period, current liabilities increased $950,000, due to a $6,992,000 increase in accounts payable partially offset by a $4,999,000 decrease in current income tax liabilities. The higher accounts payable reflects the increased inventory in the period while the reduced income tax liability reflects the accrued tax benefit associated with the quarterly operating loss.

          Liquidity and Capital Resources

          In the quarter ended January 1, 2000, net cash used in operating activities was $12,675,000 compared with $13,548,000 in the comparable quarter of the prior year. In the first fiscal quarter, cash is typically used to finance the operating losses experienced outside of the Company's peak selling season. In the quarter, cash used in investing activities was $2,545,000, down from $3,619,000 in the same quarter of the prior year. This decrease resulted from lower capital expenditures associated with reduced new store openings planned for fiscal 2000 versus the prior year.

          Cash provided by financing activities was $15,222,000 in the quarter, compared with cash provided of $7,772,000 in the same quarter of last year. Line-of-credit borrowings increased primarily to finance the usual first quarter operating loss whereas, in the prior year, lesser additional borrowings were needed as the Company had substantial cash balances available at the start of the quarter.

          The Company believes that its internally generated funds, as well as its borrowing capacity, are adequate to meet its working capital needs, maturing obligations and capital expenditure requirements, including those relating to the opening of new stores.

          YEAR 2000 ISSUE

          The computer systems issue relating to dates beyond 1999 is the result of many computer programs being written to use and store dates with only the last two digits of the applicable year. As a result, these programs may assume that all two digit dates are twentieth century dates. This could have resulted in system failure, anomalous system behavior or incorrect system reporting. To date, the Company has not experienced any significant issues related to Year 2000.

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

                                        LESLIE'S POOLMART, INC.


Date:  February 11, 2000                /s/ Robert D. Olsen
                                        -------------------
                                        Robert D. Olsen
                                        Chief Financial Officer