Form 10-Q
period 2000-04-01
LESLIES POOLMART INC
filed 2000-05-16
CIK 866048

================================================================================
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended April 1, 2000.

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

As of May 12, 2000 the number of outstanding shares of the Registrant's common stock was 1,433,643.

_______________________________________________________________________________

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.
                            -----------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                            April 1,    October 2,
                                              2000         1999
                                           ----------   ----------
ASSETS                                     (UNAUDITED)
------
CASH                                         $    200     $    193
RECEIVABLES, NET                                5,066        7,350
INVENTORIES, NET                               82,860       58,729
PREPAID EXPENSES                                2,496        2,128
DEFERRED TAX ASSETS                             5,122        5,122
DEFERRED INCOME TAX CHARGE                     11,763           --
                                             --------     --------
 TOTAL CURRENT ASSETS                         107,507       73,522


PROPERTY, PLANT AND EQUIPMENT, NET             49,254       47,336
GOODWILL, NET                                   8,253        8,392
NON-COMPETE COVENANT, NET                         395          627
DEFERRED FINANCING COSTS, NET                   2,187        2,460
OTHER ASSETS                                      423          443
                                             --------     --------
                                             $168,019     $132,780
                                             ========     ========
LIABILITIES AND SHAREHOLDERS' (DEFICIT)
---------------------------------------

ACCOUNTS PAYABLE                             $ 53,085     $ 16,937
ACCRUED LIABILITIES                            16,008       15,462
CURRENT PORTION OF LONG-TERM DEBT                 100          101
INCOME TAXES                                       --        4,999
                                             --------     --------

 TOTAL CURRENT LIABILITIES                     69,193       37,499

DEFERRED TAX LIABILITIES                        3,106        3,106
LINE-OF-CREDIT BORROWINGS                      31,005        7,512
LONG-TERM DEBT, NET OF CURRENT PORTION          1,082        1,095
SENIOR NOTES                                   90,000       90,000

PREFERRED STOCK                                35,318       33,225

SHAREHOLDERS' (DEFICIT)
-----------------------

COMMON STOCK                                  (45,277)     (45,701)
RETAINED EARNINGS/(DEFICIT)                   (16,408)       6,044
                                             --------     --------

 TOTAL SHAREHOLDERS' DEFICIT                  (61,685)     (39,657)
                                             --------     --------

                                             $168,019     $132,780
                                             ========     ========

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            LESLIE'S POOLMART, INC.
                            -----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                              Three Months Ended
                                              ------------------

                                           April 1,        April 3,
                                             2000            1999
                                           --------        --------
SALES                                      $ 37,683        $ 33,389
COST OF SALES                                27,883          24,897
                                           --------        --------

 GROSS PROFIT                                 9,800           8,492

SELLING, GENERAL & ADMINISTRATIVE EXPENSES   25,818          22,655

AMORTIZATION OF ACQUISITION COSTS               186             185

LOSS ON DISPOSITION OF FIXED ASSETS             335              44
                                           --------        --------

 LOSS FROM OPERATIONS                       (16,539)        (14,392)

INTEREST EXPENSE                              3,409           3,052
                                           --------        --------

 LOSS BEFORE INCOME TAX BENEFIT             (19,948)        (17,444)

INCOME TAX BENEFIT                            8,996           7,763
                                           --------        --------

   NET LOSS                                 (10,952)         (9,681)
                                           --------        --------

SERIES A PREFERRED STOCK DIVIDENDS
   AND ACCRETION                              1,065             957

   LOSS APPLICABLE TO COMMON SHAREHOLDERS  $(12,017)       $(10,638)
                                           --------        ========

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.
                            -----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                  Six Months Ended
                                               -----------------------
                                                April 1,      April 3,
                                                  2000          1999
                                               ---------      --------


SALES                                          $   68,573     $ 59,521
COST OF SALES                                      51,421       44,783
                                               ----------     --------

 GROSS PROFIT                                      17,152       14,738


SELLING, GENERAL & ADMINISTRATIVE EXPENSES         46,787       39,756

AMORTIZATION OF ACQUISITION COSTS                     371          371

LOSS ON DISPOSITION OF FIXED ASSETS                   636          171
                                               ----------     --------
 LOSS FROM OPERATIONS                             (30,642)     (25,560)


INTEREST EXPENSE                                    6,442        5,694
                                               ----------     --------

 LOSS BEFORE INCOME TAX BENEFIT                   (37,084)     (31,254)

INCOME TAX BENEFIT                                 16,725       13,908
                                               ----------     --------

   NET LOSS                                       (20,359)     (17,346)
                                               ----------     --------

SERIES A PREFERRED STOCK DIVIDENDS
   AND ACCRETION                                    2,093        1,880

   LOSS APPLICABLE TO COMMON SHAREHOLDERS        $(22,452)    $(19,226)
                                               ==========     ========




             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.
                            -----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                    Six Months Ended
                                                 ----------------------
                                                  April 1,    April 3,
                                                    2000        1999
                                                 ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

NET LOSS                                          $(20,359)   $(17,346)

ADJUSTMENTS TO RECONCILE NET LOSS TO
    NET CASH USED IN OPERATING ACTIVITIES:

DEPRECIATION AND AMORTIZATION                        4,455       4,022

LOSS ON DISPOSITION OF FIXED ASSETS                    636         172

NON-CASH COMPENSATION CHARGE                           424          --

INCOME TAX BENEFIT                                 (16,725)    (13,908)

NET CHANGE IN RECEIVABLES,
   INVENTORY AND PAYABLES                           14,810       6,908

OTHER, NET                                            (348)     (1,920)
                                                  --------    --------

    NET CASH USED IN OPERATING ACTIVITIES          (17,107)    (22,072)
                                                  --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
-----------------------------------------------

PURCHASE OF PROPERTY, PLANT AND EQUIPMENT           (6,407)    (10,061)

PROCEEDS ON DISPOSITIONS OF PROPERTY, PLANT
    AND EQUIPMENT                                       42          --
                                                  --------    --------

    NET CASH USED IN INVESTING ACTIVITIES           (6,365)    (10,061)
                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

LINE-OF-CREDIT BORROWINGS, NET                      23,493      22,768
PAYMENTS OF LONG-TERM DEBT                             (14)        (10)
                                                  --------    --------

    NET CASH PROVIDED BY FINANCING ACTIVITIES       23,479      22,758
                                                  --------    --------

NET INCREASE/(DECREASE) IN CASH                          7      (9,375)
CASH AT BEGINNING OF PERIOD                            193       9,564
                                                  --------    --------

CASH AT END OF PERIOD                             $    200    $    189
                                                  ========    ========


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 1, 2000
                                  (Unaudited)


(1)   Presentation of Financial Information

      The financial statements included herein have been prepared by Leslie's Poolmart, Inc. (the "Company"), without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and six month periods ended April 1, 2000 and April 3, 1999 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading.

      The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 1999. This document contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of October 2, 1999 and for the year then ended. The results of operations for the three and six months ended April 1, 2000 and April 3, 1999 are not indicative of the results for a full year.

(2)   Organization and Operations

      Leslie's Poolmart, Inc. is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie's Swimming Pool Supplies through 382 retail stores in 30 states; a nationwide mail order catalog; and a new internet E-commerce capability. The Company also repackages certain bulk chemical products for retail sale. The Company's business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending June and September.

      On January 3, 2000, Brian P. McDermott was appointed Chairman of the Board, and Lawrence H. Hayward joined the Company as President and Chief Executive Officer, the post previously occupied by Mr. McDermott. Mr. Hayward also serves on the Board of Directors of the Company. Michael J. Fourticq, the outgoing Chairman of the Board, remains on the Board of Directors.

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

(3)   Inventories

      Inventories consist of the following:

                                                   April 1,  April 3,
                                                     2000      1999
                                                   --------  --------
                                                     (in thousands)

      Raw materials and supplies                   $  1,071  $  1,049
      Finished goods                                 81,789    72,112
                                                   --------  --------

      Total Inventories                            $ 82,860  $ 73,161
                                                   ========  ========


(4)   Fiscal Periods

      In 1997, the Company changed its fiscal year end from the Saturday closest to December 31 to the Saturday closest to September 30. The 1999 fiscal year ended on October 2, 1999 and included 52 weeks.

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      OVERVIEW

      Leslie's Poolmart, Inc. is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company currently markets its products through 382 Company-owned retail stores in 30 states; a nationwide mail order catalog; and a new internet E-commerce capability. Leslie's is vertically integrated, operating a chemical repackaging facility in Ontario, California. It supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Bridgeport, New Jersey; and Covington, Kentucky.

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


      RESULTS OF OPERATIONS


                                                     Summary
                                      -----------------------------------------
                                                  (In thousands)
                                      Three Months Ended     Six Months Ended
                                      -------------------   -------------------
                                      April 1,   April 3,   April 1,   April 3,
                                        2000       1999       2000       1999
                                      --------   --------   --------   --------

      Sales                           $ 37,683   $ 33,389   $ 68,573   $ 59,521

      Loss from Operations             (16,539)   (14,392)   (30,642)   (25,560)
      Depreciation                       1,892      1,789      3,811      3,377
      Amortization                         186        185        371        371
      Non-Cash Compensation Charge         424         --        424         --
      Loss on Asset Dispositions           335         45        636        172
                                      --------   --------   --------   --------

       EBITDA Loss                    $(13,702)  $(12,373)  $(25,400)  $(21,640)
                                      ========   ========   ========   ========

      In the second quarter ended April 1, 2000, the Company reported an EBITDA loss of $13,702,000, as compared to an EBITDA loss of $12,373,000 for the second quarter of fiscal 1999. EBITDA represents earnings before interest, taxes, depreciation, amortization, loss or gain on fixed asset dispositions, and any other non-cash income or expenses. During the quarter, 15 new stores were opened and 3 stores were closed, bringing the total store count to 382 on April 1, 2000, up from 350 on April 3, 1999. The Company historically incurs an operating loss in the quarter ending in March and generally expects such losses to grow as new stores continue to be added at a significant rate.

                                                         Sales
                                         --------------------------------------
                                                     (In thousands)
                                         Three Months Ended   Six Months Ended
                                         ------------------  ------------------
                                         April 1,  April 3,  April 1,  April 3,
                                           2000      1999      2000      1999
                                         --------  --------  --------  --------

      Retail Stores                      $ 37,068  $ 32,826  $ 67,434  $ 58,372
      Mail Order                              615       563     1,139     1,149
                                         --------  --------  --------  --------
       Total Sales                       $ 37,683  $ 33,389  $ 68,573  $ 59,521

      Total sales for the second quarter increased 12.9% and are up 15.2% in the fiscal year-to-date. Retail store sales grew 12.9% over prior year, resulting in a year-to-date sales growth of 15.5%. Sales grew as a result of an increase in the total number of stores in operation in 2000 versus 1999, as well as a comparable store sales increase of 7.1% in the second quarter and 9.2% year-to-date. The increase in comparable store sales is primarily the result of the maturing of the new stores opened over the last several years, the continued growth in commercial sales, and the rapid growth of store-based service operations.

      Mail order catalog sales increased 9.2% in the second quarter due to a new internet e-commerce capability for commercial customers.

      Gross profit for the three months ended April 1, 2000 equaled $9,800,000 or 26.0% of sales, 0.6% of sales higher than was reported in the same quarter of the prior year. This brings the year-to-date gross margin to 25.0%, 0.2% higher than the prior year. The increased gross margin reflects a combination of lower acquisition costs for some products and a focus on higher margin categories, such as parts and specialty chemicals.

      In the second quarter of fiscal 2000, selling, general and administrative expenses equaled $25,818,000, an increase of 14.0% versus the same period of last year. This increase is largely the result of higher store expenses and increased overhead costs associated with the continued growth in the number of stores. Also during the quarter, $424,000 was charged against SG&A for non-cash compensation expenses related to changes in the option agreement with the former president.

      Interest expense equaled $3,409,000 in the second quarter of fiscal 2000, up 11.7% from the same period of last year. Increased line-of-credit borrowings produced the higher interest expense in 2000.

      FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Changes in Financial Condition

      Between October 2, 1999 and April 1, 2000, total current assets increased $33,985,000 principally is a result of inventory which increased $24,131,000 during the period. The inventory increase is due to several early buys of merchandise, for which extended dating terms were received from vendors, in preparation for the upcoming selling season.

      During the same period, current liabilities increased $31,694,000, due to a $36,148,000 increase in accounts payable partially offset by a $4,999,000 decrease in current income tax liabilities. The higher accounts payable reflects the increased inventory in the period while the reduced income tax liability reflects the accrued tax benefit associated with the year-to-date operating loss.

      Liquidity and Capital Resources

      In the six months ended April 1, 2000, net cash used in operating activities was $17,107,000 compared with $22,072,000 in the same period of the prior year. During these six months, line of credit borrowings are typically used to finance the operating losses experienced outside of the Company's peak selling season. In the first six months, cash used in investing activities was $6,365,000, down from $10,061,000 in the same period of the prior year. This decrease resulted from lower capital expenditures associated with reduced new store openings planned for fiscal 2000 versus the prior year.

      Cash provided by financing activities was $23,479,000 in the first six months of fiscal 2000, compared to $22,758,000 in the same period of last year. Line-of-credit borrowings increased primarily to finance first and second quarter operating losses and capital expenditures associated with the continued new store openings.

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

                                    LESLIE'S POOLMART, INC.




Date: May 16, 2000                  /s/ Donald J. Anderson
                                    ______________________________
                                    Donald J. Anderson
                                    Chief Financial Officer