Form 10-Q
period 2000-07-01
LESLIES POOLMART INC
filed 2000-08-15
CIK 866048

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
  (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

          For the quarterly period ended July 1, 2000.

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

   As of August 14, 2000 the number of outstanding shares of the Registrant's common stock was 1,433,643.

_______________________________________________________________________________

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.
                            -----------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                                                      July 1,        October 2,
                                                                                       2000             1999
                                                                                    ------------    -----------
ASSETS                                                                              (UNAUDITED)
------
CASH                                                                                    $    201     $    193
RECEIVABLES, NET                                                                           8,505        7,350
INVENTORIES, NET                                                                          75,896       58,729
PREPAID EXPENSES                                                                           2,674        2,128
DEFERRED TAX ASSETS                                                                        5,122        5,122
                                                                                        --------     --------
   TOTAL CURRENT ASSETS                                                                   92,398       73,522


PROPERTY, PLANT AND EQUIPMENT, NET                                                        48,283       47,336
GOODWILL, NET                                                                              8,184        8,392
NON-COMPETE COVENANT, NET                                                                    279          627
DEFERRED FINANCING COSTS, NET                                                              2,428        2,460
OTHER ASSETS                                                                                 411          443
                                                                                        --------     --------
                                                                                        $151,983     $132,780
                                                                                        ========     ========
LIABILITIES AND SHAREHOLDERS' (DEFICIT)
---------------------------------------

ACCOUNTS PAYABLE                                                                        $ 45,434     $ 16,937
ACCRUED LIABILITIES                                                                       20,127       15,462
CURRENT PORTION OF LONG-TERM DEBT                                                            100          101
INCOME TAXES                                                                                 520        4,999
                                                                                        --------     --------

   TOTAL CURRENT LIABILITIES                                                              66,181       37,499

DEFERRED TAX LIABILITIES                                                                   3,106        3,106
LINE-OF-CREDIT BORROWINGS                                                                  4,210        7,512
LONG-TERM DEBT, NET OF CURRENT PORTION                                                     1,039        1,095
SENIOR NOTES                                                                              90,000       90,000

PREFERRED STOCK                                                                           36,402       33,225

SHAREHOLDERS' (DEFICIT)
-----------------------

COMMON STOCK                                                                             (45,277)     (45,701)
RETAINED EARNINGS/(DEFICIT)                                                               (3,678)       6,044
                                                                                        --------     --------

   TOTAL SHAREHOLDERS' DEFICIT                                                           (48,955)     (39,657)
                                                                                        --------     --------

                                                                                         151,983     $132,780
                                                                                        ========     ========



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            LESLIE'S POOLMART, INC.
                            -----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                                              Three Months Ended
                                                                         --------------------------
                                                                             July 1,       July 3,
                                                                             2000           1999
                                                                         -----------     ----------
SALES                                                                    $   138,286       $128,875
COST OF SALES                                                                 78,811         71,880
                                                                         -----------     ----------
   GROSS PROFIT                                                               59,475         56,995


SELLING, GENERAL & ADMINISTRATIVE EXPENSES                                    30,799         31,610

AMORTIZATION OF ACQUISITION COSTS                                                185            185

LOSS ON DISPOSITION OF FIXED ASSETS                                              107            115
                                                                         -----------     ----------

   INCOME FROM OPERATIONS                                                     28,384         25,085


INTEREST EXPENSE                                                               3,191          2,944
                                                                         -----------     ----------
INCOME BEFORE INCOME TAXES                                                    25,193         22,141

INCOME TAX PROVISION                                                          11,378          9,853
                                                                         -----------     ----------

   NET INCOME                                                                 13,815         12,288
                                                                         -----------     ----------

SERIES A PREFERRED STOCK DIVIDENDS
   AND ACCRETION                                                               1,084            974

INCOME APPLICABLE TO COMMON SHAREHOLDERS                                    $ 12,731       $ 11,314
                                                                         ===========     ==========




              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.
                            -----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)



                                                                                             Nine Months Ended
                                                                                          -----------------------
                                                                                            July 1,      July 3,
                                                                                             2000         1999
                                                                                          --------      --------
SALES                                                                                      $206,859     $188,396
COST OF SALES                                                                               130,232      116,663
                                                                                          ---------     --------
   GROSS PROFIT                                                                              76,627       71,733

SELLING, GENERAL & ADMINISTRATIVE EXPENSES                                                   77,586       71,366

AMORTIZATION OF ACQUISITION COSTS                                                               556          556

LOSS ON DISPOSITION OF FIXED ASSETS                                                             743          286
                                                                                          ---------     --------

   LOSS FROM OPERATIONS                                                                      (2,258)        (475)


INTEREST EXPENSE                                                                              9,633        8,638
                                                                                          ---------     --------

LOSS BEFORE INCOME TAX BENEFIT                                                              (11,891)      (9,113)

INCOME TAX BENEFIT                                                                            5,347        4,055
                                                                                          ---------     --------

   NET LOSS                                                                                  (6,544)      (5,058)
                                                                                          ---------     --------

SERIES A PREFERRED STOCK DIVIDENDS
   AND ACCRETION                                                                              3,177        2,854

LOSS APPLICABLE TO COMMON SHAREHOLDERS                                                     $ (9,721)    $ (7,912)
                                                                                          =========     ========




              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.
                            -----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)



                                                                                                       Nine Months Ended
                                                                                                -------------------------------
                                                                                                   July 1,               July 3,
                                                                                                    2000                  1999
                                                                                                -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
NET LOSS                                                                                          $(6,544)             $ (5,058)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:

DEPRECIATION AND AMORTIZATION                                                                       6,360                 6,108

LOSS ON DISPOSITION OF FIXED ASSETS                                                                   743                   286

NON-CASH COMPENSATION CHARGE                                                                          424                    --

INCOME TAXES                                                                                       (5,347)               (4,055)

NET CHANGE IN RECEIVABLES,
   INVENTORY AND PAYABLES                                                                          15,708                 7,789

OTHER, NET                                                                                           (515)                 (867)
                                                                                                ---------              --------

    NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      10,829                 4,203
                                                                                                ---------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                                                          (7,904)              (13,831)

PROCEEDS FROM DISPOSITIONS OF PROPERTY,
     PLANT & EQUIPMENT                                                                                442                   210

    NET CASH USED IN INVESTING ACTIVITIES                                                          (7,462)              (13,621)
                                                                                                ---------              --------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

NET LINE-OF-CREDIT (REPAYMENTS) BORROWINGS                                                         (3,302)                   98
PAYMENTS OF LONG-TERM DEBT                                                                            (57)                  (51)
                                                                                                ---------              --------

    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                            (3,359)                   47
                                                                                                ---------              --------

NET (DECREASE) INCREASE  IN CASH                                                                        8                (9,371)
CASH AT BEGINNING OF PERIOD                                                                           193                 9,564
                                                                                                ---------              --------

CASH AT END OF PERIOD                                                                             $   201              $    193
                                                                                                =========              ========


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 1, 2000
                                  (Unaudited)


(1)  Presentation of Financial Information

     The financial statements included herein have been prepared by Leslie's Poolmart, Inc. (the "Company"), without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and nine month periods ended July 1, 2000 and July 3, 1999 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading.

     The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 1999. This document contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of October 2, 1999 and for the year then ended. The results of operations for the three and nine months ended July 1, 2000 and July 3, 1999 are not indicative of the results for a full year.

(2)  Organization and Operations

     Leslie's Poolmart, Inc. is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie's Swimming Pool Supplies through 384 retail stores in 30 states; a nationwide mail order catalog; and an internet E-commerce capability. The Company also repackages certain bulk chemical products for retail sale. The Company's business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending June and September.


(3)  Inventories

     Inventories consist of the following:
                                                     July 1,     July 3,
                                                      2000        1999
                                                     -------    -------
                                                        (in thousands)

     Raw materials and supplies                     $  1,958    $ 1,665
     Finished goods                                   73,938     74,600
                                                     -------    -------

     Total Inventories                               $75,896    $76,265
                                                     =======    =======

(4)  Fiscal Periods

     In 1997, the Company changed its fiscal year end from the Saturday closest to December 31 to the Saturday closest to September 30. The 1999 fiscal year ended on October 2, 1999 and included 52 weeks.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Leslie's Poolmart, Inc. is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company currently markets its products through 384 Company-owned retail stores in 30 states; a nationwide mail order catalog; and an internet E-commerce capability. Leslie's is vertically integrated, operating a chemical repackaging facility in Ontario, California. It supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Bridgeport, New Jersey; and Covington, Kentucky.

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


RESULTS OF OPERATIONS

                                                                     Summary
                                          --------------------------------------------------------
                                                                 (In thousands)
                                             Three Months Ended                Nine Months Ended
                                          ----------------------             ---------------------
                                            July 1,     July 3,                July 1,     July 3,
                                             2000        1999                   2000        1999
                                          --------   ---------                --------   ---------
Sales                                     $138,286   $128,875                $206,859    $188,396

Income/Loss from Operations                 28,384     25,085                  (2,258)       (475)
Depreciation                                 1,961      1,764                   5,772       5,141
Amortization                                   185        185                     556         556
Non-Cash Compensation Charge                    --         --                     424          --
Loss on Asset Dispositions                     107        115                     743         286
                                          --------   --------                --------    --------

   EBITDA                                 $ 30,637   $ 27,149                $  5,237    $  5,508
                                          ========   ========                ========    ========



In the third quarter ended July 1, 2000, the Company reported an EBITDA of $30,637,000, as compared to an EBITDA of $27,149,000 for the third quarter of fiscal 1999. EBITDA represents earnings before interest, taxes, depreciation, amortization, loss or gain on fixed asset dispositions, and any other non-cash income or expenses. During the quarter, 2 new stores were opened bringing the total store count to 384 on July 1, 2000, up from 365 on July 3, 1999.


                                            Sales
                         ---------------------------------------------
                                        (In thousands)
                          Three Months Ended       Nine Months Ended
                         ---------------------   ---------------------
                           July 1,     July 3,     July 1,     July 3,
                            2000        1999        2000        1999
                          --------    --------    --------    --------

      Retail Stores       $136,122    $126,694    $203,556    $185,066
      Mail Order             2,164       2,181       3,303       3,330
                          --------    --------    --------    --------
       Total Sales        $138,286    $128,875    $206,859    $188,396

      Total sales for the third quarter increased 7.3% and are up 9.8% in the fiscal year-to-date. Retail store sales grew 7.4% over prior year, resulting in a year-to-date sales growth of 10.0%. Sales grew as a result of an increase in the total number of stores in operation in 2000 versus 1999, as well as a comparable store sales increase of 4.5% in the third quarter and 5.9% year-to-date. The increase in comparable store sales is primarily the result of the maturing of the new stores opened over the last several years, the continued growth in commercial sales, and the rapid growth of store-based service operations.

      Mail order catalog sales were flat in the third quarter and down slightly compared to prior year.

      Gross profit for the three months ended July 1, 2000 equaled $59,475,000 or 43.0% of sales, 1.2% of sales lower than was reported in the same quarter of the prior year. Year-to-date gross margin was 37.0% or 1.1% lower than the prior year. The decreased gross margin reflects increased promotional activity as compared to prior year and the impact of strategic pricing initiatives to improve sell through on slow moving and excess inventory items that were targeted for action earlier in the quarter.

      In the third quarter of fiscal 2000, selling, general and administrative expenses equaled $30,799,000, a decrease of 2.6% versus the same period of last year. This decrease is largely the result of the Company's expense reduction initiatives implemented during the period.

      Interest expense equaled $3,191,000 in the third quarter of fiscal 2000, up 8.4% from the same period of last year. Increased line-of-credit borrowings produced the higher interest expense in 2000.

      FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Changes in Financial Condition

      Between October 2, 1999 and July 1, 2000, total current assets increased $18,876,000 principally as a result of inventory which increased $17,167,000 during the period. The inventory increase results from the seasonal nature of the Company's business and the new stores opened in 2000.

      During the same period, current liabilities increased $28,682,000, due to
      a $28,497,000 increase in accounts payable.   The increase relates
      primarily to more favorable terms on trade payables extended by vendors to support the seasonal inventory buildup.

      Liquidity and Capital Resources

      In the nine months ended July 1, 2000, net cash provided by operating activities was $10,829,000 compared with $4,203,000 in the same period of the prior year. Over the same period, cash used in investing activities as $7,462,000 down from $13,621,000 in the same period of the prior year. This decrease resulted primarily from lower capital expenditures associated with new store openings planned for fiscal 2000 versus the prior year.

      On June 22, 2000, the Company completed a new Loan and Security Agreement with Foothill Capital Corporation that replaces its existing facility. This $65 million dollar facility is secured by certain assets of the Company.

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

                              LESLIE'S POOLMART, INC.



Date:  August 14, 2000        /s/ Donald J. Anderson
                              ----------------------
                              Donald J. Anderson
                              Chief Financial Officer