Form 10-K405
period 2000-09-30
LESLIES POOLMART INC
filed 2000-12-29
CIK 866048

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                ______________
                                   Form 10-K
                                ______________

  (Mark One)
   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the period from October 3, 1999 to September 30, 2000

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

     The number of outstanding shares of the Registrant's Common Stock on December 22 was 1,466,976.

================================================================================

                                    PART I

ITEM 1.  BUSINESS

   Leslie's Poolmart, Inc. ("Leslie's" or the "Company") is the leading national specialty retailer of swimming pool supplies and related products. These products primarily consist of regularly purchased, non-discretionary pool maintenance items such as chemicals, equipment, cleaning accessories and parts, and also include fun, safety and fitness-oriented recreational items. The Company currently markets its products under the trade name Leslie's Swimming Pool Supplies through 383 company-owned retail stores in 30 states and through mail order catalogs sent to selected pool owners nationwide.

   The Company provides its customers a comprehensive selection of high quality products, competitive every day low prices ("EDLP") and superior customer service through knowledgeable and responsive sales personnel who offer a high level of technical assistance at convenient store locations. The typical Leslie's store contains 4,000 square feet of space, is located either in a strip center or on a freestanding site in an area of heavy retail activity, and draws its customers primarily from an approximately three-mile trade area. The Company maintains a proprietary mailing list of approximately 5 million addresses, including approximately 90% of the residential in-ground pools in the U.S. This highly focused list of target customers is central to the Company's direct mail marketing efforts, which support both its retail store and mail order operations.

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

Products

   Leslie's offers its customers a comprehensive selection of products necessary to satisfy their swimming pool supply needs. During 2000, the Company stocked approximately 2,600 items in each store, with more than 15,000 additional items available through its Xpress Parts program and special order processes. In 2000, approximately 500 items were displayed in the Company's residential mail order catalogs and 800 items were in the commercial catalog, although special order procedures make nearly all Leslie's products available to mail order customers as well.

   The Company's major product categories are pool chemicals; major equipment; cleaning and testing equipment; pool covers, reels, and liners; in a limited number of stores, above-ground pools; and recreational items (which include swimming pool floats, games, lounges, masks, fins, snorkels and other "impulse" items).

   Non-discretionary and regularly consumed products such as pool chemicals, major equipment and parts represented approximately 80% of total sales in fiscal 2000. The Company's non-discretionary products have long shelf lives and are generally not prone to either obsolescence or shrinkage due to the high percentage of Leslie's business which is attributable to non-discretionary products. During the fourth quarter of 2000, the Company took an unusual charge of $2.1 million to write-off aged and excessive inventory.

   The Company believes that product quality and availability are key attributes considered by consumers when shopping for pool supplies and that the Company's ability to provide a high quality, in-stock product offering is fundamental to its concept of value leadership. In addition to third-party brand names, Leslie's carries a broad selection of products under the Leslie's brand name. Marketing studies have shown that the Leslie's brand name is one of the three most recognized brands in pool supplies and represents an image of quality to consumers. In fiscal 2000, Leslie's brand name products accounted for approximately 70% of the Company's total sales.

Channels of Distribution

   Retail Store Operations.   At the end of fiscal 2000, Leslie's marketed its
products through 383 retail stores in 30 states under the trade name Leslie's Swimming Pool Supplies. California represents its single largest concentration of stores with 102, while 63 stores are located in Texas, and 96 stores are in the northeast/mid-Atlantic area. Leslie's retail stores are located in areas with high concentrations of swimming pools and typically are approximately 4,000 square feet in size. In addition to the store manager, the typical Leslie's store employs two assistant managers, both of whom are generally full-time employees. Additionally, Leslie's makes frequent use of part-time and temporary employees to support its full-time employees during peak seasons. During 2000, the Company had 27 district managers, each of whom was responsible for approximately 14 stores.

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

   Leslie's stores in Northern California; Dallas and Houston, Texas; and Las Vegas, are supported by the Leslie's Service Department, which offers poolside equipment installation and repair, leak detection and repair, and seasonal opening and closing services. The Service Department utilizes both Company employees and subcontractors to perform these services.

Marketing

   Substantially all the Company's marketing is done on a direct mail basis through its proprietary mailing list of approximately 5 million addresses at which, primarily, residential pools are located. Leslie's has found that its ability to mail directly to this highly focused group is an effective and efficient way to conduct its marketing activities to both retail store and mail order customers. The Company constantly updates its address list through primary research techniques and in-store customer sign-ups.

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

Vertical Integration

   Leslie's operates a plant in the Los Angeles area where it converts dry granular chlorine into tablet form and repackages a variety of bulk chemicals into various sized containers suitable for retail sales. Leslie's also formulates a variety of specialty liquids, including water clarifiers, tile cleaners, algaecides and stain preventives. The chemicals that the Company processes have a relatively long shelf life. Leslie's believes that supplying its stores with chemicals from its own repackaging plant provides it with cost savings, as well as greater control over product availability and quality, as compared to non-integrated pool supply retailers. It also offers the Company greater flexibility of product sourcing and acquiring vital information when negotiating with third-party repackagers and chemical providers. The Leslie's brand name appears on all products processed at its repackaging plant, and on the significant majority of all its chemical products. The Company believes that it is among the largest processors of chlorine products for the swimming pool supply industry. The total output of Leslie's repackaging plant is utilized by the Company and is not sold or distributed to other retailers.

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

Distribution

   In 2000, the Company distributed all of its products to its retail stores and to its catalog customers through its leased distribution facilities in Ontario, California; Dallas, Texas; Swedesboro, New Jersey and Hebron, Kentucky.
Leslie's relocated and consolidated its West Coast distribution operation, along with the Los Angeles repackaging operation, into a 183,000 square foot facility in Ontario, California in early 1997. Leslie's opened its 100,000 square foot Dallas facility in November 1990 and relocated its Swedesboro, New Jersey operations to a new 119,000 square foot facility in March of 1998. In January of 1999, the Company opened its' new 146,000 square foot distribution center in Covington, Kentucky.

   The Company is now purchasing the majority of the chemicals to be distributed from the Dallas, Swedesboro and Hebron distribution centers from outside manufacturers rather than obtaining them through its repackaging facility in Southern California. During the height of its seasonal activities, each of the Company's retail stores is generally replenished every 5 to 7 days.

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

Employees

   As of September 30, 2000, Leslie's employed 1,813 persons. During the height of the Company's seasonal activities in 2000, it employed 3,090 persons, including seasonal and part-time store employees who generally are not employed during the off season. The Company is not subject to any collective bargaining agreements and believes that its relationships with its employees are good.

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

ITEM 2.  PROPERTIES

   As of September 30, 2000, the Company operated 383 stores in 30 states. The following table sets forth information concerning the Company's stores:


            State                   Number of Stores                      State                  Number of Stores
            -----                   ----------------                      -----                  ----------------
  Alabama...................              4                     Missouri..................              7

  Arizona...................             22                     Nevada....................              8

  California................             102                    New Hampshire.............              2

  Connecticut...............              9                     New Jersey................             21

  Delaware..................              2                     New Mexico................              2

  Florida...................             14                     New York..................             23

  Georgia...................             13                     North Carolina............              2

  Illinois..................              6                     Ohio......................             11

  Indiana...................              5                     Oklahoma..................              5

  Kansas....................              1                     Pennsylvania..............             19

  Kentucky..................              2                     Rhode Island..............              1

  Louisiana.................              5                     South Carolina............              2

  Maryland..................              6                     Tennessee.................              4

  Massachusetts.............              8                     Texas.....................             63

  Michigan..................              9                     Virginia..................              5
                                                                                                       ---
                                                                Total Stores..............             383
                                                                                                       ===


  Except for 26 owned stores, all of its retail stores are leased by the Company with lease terms expiring between 2000 and 2010. The Company's typical lease term is five years, and in the majority of instances, the Company has renewal options at increased rents. Five leases provide for rent contingent on sales exceeding specific amounts. No other leases require payment of percentage rent.

  In January and February of 1997, the Company relocated its corporate offices, the Southern California distribution center and the chemical repackaging operation. The corporate offices were relocated to another location in Chatsworth, California. The existing 38,000 square foot office building had been leased for five years and the lease has three five-year renewal options.

  On October 10, 2000, the Company publicly announced that it would be relocating the corporate office to Phoenix, Arizona from the current location in Chatsworth, California. The new 38,000 square foot office building has been leased for five years and has one five-year renewal option.

  The Southern California distribution center (previously located in Chatsworth, California) and the chemical repackaging operations (previously located in Los Angeles) were moved and consolidated into a 183,000 square foot facility located in Ontario, California. The Ontario facility was leased for 10 years and the lease has two five-year renewal options. The Company's distribution facility in Dallas, Texas, consists of 100,000 square feet, with a lease term expiring in 2000. This lease includes options to renew for two additional five-year periods. The 119,000 square foot distribution facility in Bridgeport, New Jersey is leased for a 10-year term, expiring in 2008. The lease includes options to renew for two five-year periods. A new 146,000 square foot distribution center in Covington, Kentucky was opened in January 1999. This facility was leased for a 12 year term and provides for two five year renewal options.

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

ITEM 6.   SELECTED FINANCIAL DATA

                     SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents selected consolidated financial data of the Company as of and for the fiscal years ended September 30, 2000, October 2, 1999 and October 3, 1998 (53 weeks), the twelve months ended September 27, 1997 (unaudited), the nine months ended September 27, 1997 (transition period) and the fiscal year ended December 28, 1996. This financial data was derived from the audited historical consolidated financial statements of the Company (with the exception of the twelve months ended September 27, 1997) and should be read in conjunction with the consolidated financial statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this Annual Report.

                                                                                    Twelve         Nine
                                                     Years Ended                 Months Ended  Months Ended    Year Ended
                                     ------------------------------------------
(Amounts in Thousands, except         September 30,    October 2,   October 3,   September 27, September 27,  December 28,
employees and store information)          2000           1999         1998           1997           1997           1996
----------------------------------------------------------------------------------------------------------------------------
                                                                    (53 Weeks)    (52 Weeks)    (Transition
                                                                                  (Unaudited)     Period)
Operating Results:
   Net Sales                            $   303,163   $  282,349    $ 252,923      $  217,109    $  196,025   $  191,640
   Gross Profit                             114,057      111,529       99,358          81,761        77,365       72,760
   Gross Margin/(1)/                           37.6%        39.5%        39.3%           37.7%         39.5%        38.0%
   Loss on Disposition of Fixed
      Assets                                  1,477        1,131          334           1,112           457          750
   Depreciation and Amortization              8,579        7,952        6,666           5,151         4,148        4,280
   Income from Operations/(1)/                5,002       10,411       15,536          11,021        17,989        9,400
   Interest Expense, net                     12,536       11,380       10,513           4,842         4,220        2,786
   Net Income/(Loss)/(1)/                    (4,713)        (878)       2,790           4,343         8,783        3,869
Balance Sheet Data:
  Working Capital                            27,817       36,023       36,102          36,711        36,711       12,718
  Total Assets                              132,312      132,780      121,286         113,252       113,252       83,157
  Current Ratio                                1.60         1.96         2.13            2.29          2.29         1.45
  Long-term Debt                             90,988       91,095       91,195          91,290        91,290       15,581
  Preferred Stock                            37,526       33,225       29,361          25,853        25,853           --
  Stockholder's (Deficit) Equity            (47,764)     (39,657)     (34,915)        (35,845)      (35,845)      36,315
Selected Operating Data:
  Capital Expenditures                        9,129       16,042       10,519           9,885         7,917        8,807
  Unusual Charge/(1,2)/                       3,173           --           --              --            --           --
  EBITDA/(1,2)/                              18,655       19,465       22,537          18,318        23,247       14,960
  EBITDA Margin/(1,3)/                          6.2%        6.89%        8.91%           8.44%        11.86%        7.81%
  Number of Employees                         1,813        2,437        1,906           1,767         1,767        1,055
  Number of Stores                              383          364          316             278           278          259
  Comparable Store Sales                        3.8%         6.6%        10.3%           10.1%         10.4%         9.9%
    Growth
  -----------------

 (1) In the fourth quarter of 2000, the Company recognized an unusual charge of $2.1 million for expenses principally associated with its decision to write -off nonproductive aged inventory, $0.8 million in restructuring costs for expenses associated with the relocation of its corporate office to Phoenix, Arizona, and an additional $0.2 million in accrued expenses for other corporate office move related expenses.
 (2) Earnings before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, recapitalization costs, LIFO adjustments, stock compensation expense and unusual charges. EBITDA is a measurement that is used by the financial community. It is not a substitute for the statement of cash flows prepared in accordance with Generally Accepted Accounting Principles but is a factor that is widely used and accepted by the investment community.
 (3) EBITDA Margin represents EBITDA as a percentage of sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Private Securities Litigation Reform Act of 1995 provides a ''safe harbor'' for forward-looking statements. Certain information included in this document (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to domestic economic conditions, activities of competitors, changes in federal or state tax laws and of the administration of such laws and the general condition of the economy.



Results of Operations

2000 compared to 1999:

  For the twelve months ended September 30, 2000, sales increased 7.4% to $303.2 million from $282.3 million in the same twelve months of 1999. The sales increase is attributable to comparable store sales growth of 3.8% over the comparable 52 weeks and 19 net new store additions in 2000. EBITDA before the unusual charge for the period decreased 4.2% to $18.7 million from $19.5 million in the same twelve months of 1999. A net loss of $4.7 million was realized in the year 2000. EBITDA including the unusual charges was $15.5 million. This decrease was primarily the result of a $2.1 million unusual charge taken by the Company in the fourth quarter of 2000 to write-off aged excessive and obsolete inventory, $0.8 million in restructuring expenses associated with the relocation of the corporate office to Phoenix, Arizona, and an additional $0.2 million in accrued expenses for other corporate office related expenses.

  During 2000, the Company expanded its business by opening 29 new stores. Additionally, 10 stores were closed and 8 were relocated in 2000. This resulted in a net increase of 19 stores as of September 30, 2000 as compared to October 2, 1999.

  Sales for the twelve months ended September 30, 2000 increased 7.4% over the same fiscal period of 1999. Sales were lower than expected due to the cool, wet weather experienced in several major markets (most notably the Northeast and Southeast areas of the country) in the important May through July timeframe.

  Comparable store sales increased 3.8% with an increase in the total number of stores in operation from 364 in 1999 to 383 at the end of 2000. The increase in comparable store sales resulted from the maturing of new stores opened over the last several years, from continued growth of commercial sales, and from the addition of service sales to selected retail stores. The lower comparable store sales growth of 3.8% in 2000 versus 6.6% in 1999 was attributable to the weather, pricing and promotional issues referred to above.

  Gross profit for the fiscal year ended September 30, 2000 decreased to 37.6% of sales, from 39.5% in 1999. Gross profit represents sales less the cost of services and purchased goods, chemical repackaging costs, and non-administrative occupancy costs. The gross margin decrease in 2000 reflects more competitive retail pricing, an increase in store rent expense as a percentage of sales, markdowns taken during the year to promote excessive inventory, and a $2.1 million unusual charge taken in the fourth quarter to write-off aged and excessive inventory.

  In 2000, total operating expenses equaled $106.8 million, versus $99.2 million in 1999, an increase of 7.7%. The increase in operating expenses in 2000 was impacted due to the cost of opening of 29 new stores, increased depreciation expenses, a $0.8 million charge for restructuring expenses associated with the Company's planned corporate relocation to Phoenix, Arizona, $0.2 million in other corporate move related expenses, and a non-cash charge of $0.4 million for non-cash expenses associated with the restructuring of a stock option incentive agreement for the former Chief Executive Officer. Excluding the charge for the office relocation and the non-cash stock compensation expense, expenses as a percent to sales have decreased as compared to the prior year.

  EBITDA before the unusual charges was $18.7 million in fiscal year 2000, representing a decrease of $0.8 million, or 4.2% as compared to $19.5 million for the same period of 1999. The decrease in EBITDA was primarily the result of the margin reduction and SG&A increases discussed above. EBITDA including the unusual charges was $15.5 million.

  Amortization expense for the fiscal year ended September 30, 2000 was $742,000 as compared to $742,000 in the same period of 1999.

  For the fiscal year ended September 30, 2000, the Company recognized losses on the disposition of fixed assets totaling approximately $1.5 million as compared to $1.1 million in the prior year. These expenses were primarily associated with the Company's decision to close or relocate stores that were unproductive and not meeting expectations.

  Income from operations for the period decreased 52.0% to $5.0 million from $10.4 million in the same twelve months of 1999. Excluding the inventory write-off, the corporate move related expenses and the non-cash stock compensation expense discussed above, income from operations was $8.6 million.

  Interest expense equaled $12.5 million in 2000, up from $11.4 million in 1999. The increase was primarily the result of increased average borrowings earlier in the year resulting from lower earnings, and increased capital spending related to continued growth of the business.

  The tax benefit of $2.8 million in 2000 reflected the pre-tax losses realized this year. The Company expects to recognize this benefit in future years through the realization of taxable earnings.

1999 compared to 1998:

  The Company's 1999 fiscal year included 52 weeks while the 1998 fiscal year included 53 weeks.

  For the twelve months ended October 2, 1999, sales increased 11.6% to $282.3 million from $252.9 million in the same twelve months of 1998. The sales increase is attributable to comparable store sales growth of 6.6% (over the comparable 52 weeks) and 48 (net) new store additions in 1999. EBITDA for the period decreased 13.6% to $19.5 million from $22.5 million in the same twelve months of 1998. A net loss of $878,000 was realized in 1999 with the reduced EBITDA and operating earnings. The decrease in EBITDA was largely the result of lower than expected sales in a year when SG&A expense increases were being made to support the growth of the business.

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

  In 1999, operating expenses equaled $99.2 million versus $82.9 million in 1998, an increase of 19.7%. The increase in SG&A expenses in 1999 was largely due to the opening of 52 new stores, to additional investments in both store and corporate-based staffing to better support future growth, and to additional staff hired to support the continued rollout of the store-based service operations.

  EBITDA was $19.5 in fiscal year 1999, representing a decrease of $3.1, or 13.6%, as compared to $22.5 million for the same period of 1998. The decrease in EBITDA was primarily the result of much softer than expected sales in a year when SG&A expense increases were being made to support the growth of the business.

  Amortization expense for the fiscal year ended October 2, 1999 increased to $742,000 from $580,000 in the same period of 1998 due to additional amortization and the amortization of non competition agreements associated with the Marlin acquisition. (See Note 2(g) of the Financial Statements.)

  For the fiscal year ended October 2, 1999, the Company recognized losses on the disposition of fixed assets totaling approximately $1.1 million. This was primarily associated with the implementation of a new computer system designed to support a retail sales environment which is Year 2000 compliant. The disposition of the old computer system and the closure of several stores resulted in the $1.1 million charge in 1999.

  Income from operations for the period decreased 33.0% to $10.4 million from $15.5 million in the same twelve months of 1998.

  Interest expense equaled $11.4 million in 1999, up from $10.5 million in 1998. The increase was primarily the result of increased borrowings resulting from the lower earnings, and increased capital spending related to continued growth of the business.

  The tax benefit of $91,000 in 1999 reflected the pre-tax losses realized this year versus the pre-tax profit seen in 1998.

Financial Condition, Liquidity and Capital Resources

  Changes in Financial Condition. From October 3, 1999 to September 30, 2000, total current assets increased $919,000 from $73.5 million to $74.4 million. The increase in current assets results mainly from decreases in inventories and prepaid expenses partially offset by increase in accounts receivables and deferred taxes. The principal component of current assets is inventory, which decreased $1.3 million from $58.7 million to $57.4 million. The inventory decrease, even in light of the increased store count, was the result of significantly improved inventory management, increased inventory markdowns used to promote excessive inventory levels and the unusual inventory charge taken in the fourth quarter of 2000.

  Total current liabilities increased $9.1 million from October 2, 1999 as compared to September 30, 2000. Accounts payable and accrued liabilities increased primarily from the continued growth of the business.

  Liquidity and Capital Resources.   For the fiscal year ended September 30,
2000, net cash provided by operating activities was $14.5 million compared to cash used of $984,000 in the prior year. The improved working capital management, in particular the productivity of current inventory, helped produce the change from the prior year.

  In 2000, cash used in investing activities was $8.7 million as compared with $15.8 million in the same period of the prior year. Decreased capital expenditures in 2000 were the result of a fewer number of new stores opened in the current year, and the Company purchase and implementation of a new Year 2000 compliant computer system in the prior year.

  Cash used in financing activities was $5.8 million in fiscal year 2000 compared with cash provided by financing activities of $7.4 million in the same period of 1999. In 2000, the Company reduced its credit borrowings that were needed to finance the working capital and capital expenditure investments described above. The net working capital revolver at year-end was $1.9 million as compared to $7.5 million in 1999, a reduction of $5.6 million.

  On June 22, 2000, the Company entered into a new loan and security agreement (the "Agreement") with Foothill Capital Corporation whereby the Company's borrowing potential under the Agreement increased to $65.0 million as compared to a maximum level of $50.0 million under its previous credit facility. Under the Agreement, the minimum borrowing availability amount is established at $40.0 million. The Agreement has a maturity date of January 31, 2004. The Agreement bears interest at an annual rate equal to the lender's reference rate or the reserve-adjusted Eurodollar rate plus 1.75%. Interest rates on the Agreement are subject to increases or reductions by up to 0.25% based on the Company's financial performance.

  At September 30, 2000 the Company had $34.9 million of additional borrowing capability on the Agreement. Funds borrowed under the Agreement are used primarily to fund working capital and other general corporate purposes.

  During the fourth quarter 2000, the Company recorded a restructuring charge of $0.8 million for expenses associated with its planned corporate relocation to Phoenix, Arizona. These expenses consisted primarily of the occupancy related costs expected to be incurred after vacating its existing corporate location and for employee related termination expenses. The Company also accrued an additional $0.2 million for additional employee related expenses that are not yet recognizable under EITF No. 94.3. The Company expects that it will incur an additional $2.1 million in expenses related to the corporate move during the first quarter of 2001. The Company believes that the future operating expense benefits of this move will offset the expected relocation cost expected to be incurred.

  The Company believes that its internally generated funds, as well as its borrowing capacity, are adequate to meet its working capital needs, maturing obligations and capital expenditure requirements, including those relating to the opening of new stores and the relocation of the corporate office.

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

                Summarized Quarterly Financial Data (Unaudited)
                                 (In thousands)



                                                                                13 Weeks Ended
                                                        -------------------------------------------------
2000                                                       Jan. 1        April 1     July 1     Sept. 30
                                                        -------------------------------------------------
Net Sales...............................................   $ 30,890    $ 37,683    $138,286     $96,304
Gross Profit............................................      7,357       9,804      59,449      37,447
(Loss) Income from Operations...........................    (14,103)    (16,538)     28,384       7,259
Net (Loss) Income.......................................     (9,408)    (10,951)     13,815       1,831
EBITDA/1/...............................................    (11,698)    (13,703)     30,637      13,419
Comparable Store Sales Growth...........................       11.8%        7.1%        4.5%       (.04)%




                                                                                 13 Weeks Ended
                                                         -----------------------------------------------
1999                                                         Jan. 2     April 3      July 3      Oct. 2
                                                         -----------------------------------------------

Net Sales................................................   $ 26,132    $ 33,389    $128,875     $93,953
Gross Profit.............................................      6,246       8,492      56,995      39,796
(Loss) Income from Operations............................    (11,168)    (14,392)     25,085      10,886
Net (Loss) Income........................................     (7,665)     (9,681)     12,288       4,180
EBITDA/1/................................................     (9,267)    (12,373)     27,149      13,956
Comparable Store Sales Growth............................       17.3%        9.1%        4.8%        5.7%

____________________

/(1)/ EBITDA represents income before interest, taxes, depreciation and amortization, loss/(gain) on disposition of fixed assets, non-cash stock compensation expenses and the $3.2 million in unusual charges.

Recent Accounting Pronouncement.   In June 1998, the Financial Accounting
Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Investments and Hedging Activities," which was amended by SFAS 138 and will be effective for the Company's fiscal year 2001. Management does not anticipate the adoption of the new Statement will have a material impact on the Company's financial position, results of operations or cash flows.

In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) 101 "Revenue Recognition in Financial Statements" which provides guidance on revenue recognition issues. The Company will be required to implement SAB 101 in fiscal 2001. The interpretation is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In March 2000, the FASB issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation," which will be effective for the Company's fiscal year 2001. The interpretation clarifies the application of existing stock compensation accounting pronouncements for certain issues. The interpretation is not expected to have a material impact on the Company's financial positions, results of operations or cash flows.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's Agreement described in note 5 to the financial statements as well as in the Management Discussion and Analysis carries interest rate risk. Amounts borrowed under this Agreement bear interest at either Libor plus 1.75%, or at the Company's choice, the lender's reference rate. Should the lenders' base rate change, the Company's interest expense will increase or decrease accordingly. As of September 30, 2000, the Company had borrowed $4.0 million subject to interest rate risk. On this amount, a 1% increase in the interest rate would cost the Company $40,000 in additional gross interest cost on an annual basis.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         INDEX TO FINANCIAL STATEMENTS


                                                                                         Page
                                                                                         -----

Reports of Independent Auditors and Public Accountants.................................   16

Consolidated Balance Sheets -- September 30, 2000 and October 2, 1999..................   18

Consolidated Statements of Operations -- Years Ended September 30, 2000, October 2,
1999, andOctober 3, 1998...............................................................   19

Consolidated Statements of Shareholders' Equity (Deficit) -- Years Ended September 30,
 2000, October 2, 1999, and October 3, 1998............................................   20

Consolidated Statements of Cash Flows -- Years Ended September 30, 2000, October 2,
1999, andOctober 3, 1998...............................................................   21

Notes to Consolidated Financial Statements.............................................   22


                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Leslie's Poolmart, Inc.:

     We have audited the accompanying consolidated balance sheet of Leslie's Poolmart, Inc. and subsidiaries as of September 30, 2000 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leslie's Poolmart, Inc. and subsidiaries at September 30, 2000 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                  Ernst & Young LLP
Phoenix, Arizona
December 22, 2000

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Leslie's Poolmart, Inc.:

     We have audited the accompanying consolidated balance sheet of Leslie's Poolmart, Inc. (a Delaware corporation) and subsidiaries as of October 2, 1999 and the consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended October 2, 1999 and October 3, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leslie's Poolmart, Inc. and subsidiaries as of October 2, 1999, and the results of their operations and their cash flows for the years ended October 2, 1999 and October 3, 1998 in conformity with accounting principles generally accepted in the United States.


                                  Arthur Andersen LLP
Los Angeles, California
December 17, 1999

                            LESLIE'S POOLMART, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                        ASSETS
                                        ------
                                                                                                    Sep. 30, 2000   Oct. 2, 1999
                                                                                                    -------------   -------------
CURRENT ASSETS:
  Cash............................................................................................      $     199      $     193
  Accounts and other receivables, net.............................................................          9,143          7,350
  Inventories, net................................................................................         57,430         58,729
  Prepaid expenses and other......................................................................          1,334          2,128
  Deferred tax assets.............................................................................          6,335          5,122
                                                                                                        ---------      ---------
     Total current assets.........................................................................         74,441         73,522
                                                                                                        ---------      ---------
PROPERTY, PLANT AND EQUIPMENT:....................................................................         79,213         73,681
  Less--Accumulated depreciation and amortization.................................................         32,535         26,345
                                                                                                        ---------      ---------
  Net property, plant and equipment...............................................................         46,678         47,336
                                                                                                        ---------      ---------
OTHER ASSETS:
  Goodwill, net...................................................................................          8,114          8,392
  Non-compete covenant, net.......................................................................            163            627
  Deferred financing costs, net...................................................................          2,420          2,460
  Other...........................................................................................            496            443
                                                                                                        ---------      ---------
     Total other assets...........................................................................         11,193         11,922
                                                                                                        ---------      ---------
                                                                                                        $ 132,312      $ 132,780
                                                                                                        =========      =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                         ----------------------------------------------

CURRENT LIABILITIES:
  Accounts payable................................................................................      $  24,141      $  16,937
  Accrued liabilities.............................................................................         18,102         15,462
  Current portion of long-term debt...............................................................            108            101
  Income taxes....................................................................................          4,273          4,999
                                                                                                        ---------      ---------
     Total current liabilities....................................................................         46,624         37,499
                                                                                                        ---------      ---------
DEFERRED TAX LIABILITIES..........................................................................          3,036          3,106
LINE-OF-CREDIT BORROWINGS, NET....................................................................          1,902          7,512
LONG-TERM DEBT, net of current portion............................................................            988          1,095
SENIOR NOTES......................................................................................         90,000         90,000
PREFERRED STOCK, $0.001 par value; Authorized--2,000,000 shares;
  Issued and outstanding --28,000 Series A at September 30, 2000 and
  October 2, 1999; liquidation preference $28,000,000.............................................         37,526         33,225
COMMITMENTS AND CONTINGENCIES.....................................................................             --             --
SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock, $0.001 par value;
    Authorized--12,000,000 shares;
     Issued and outstanding--1,466,976 and 1,433,643 at
     September 30, 2000 and October 2, 1999, respectively                                                       1              1
  Additional paid-in capital......................................................................        (44,795)       (45,702)
  Retained earnings (deficit).....................................................................         (2,970)         6,044
                                                                                                        ---------      ---------
     Total shareholders' deficit..................................................................        (47,764)       (39,657)
                                                                                                        ---------      ---------
                                                                                                        $ 132,312      $ 132,780
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

                            LESLIE'S POOLMART, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)

                                                                             For the Years Ended
                                                             Sept. 30, 2000      Oct. 2, 1999       Oct. 3, 1998
                                                             ---------------------------------------------------
Net sales................................................    $   303,163         $  282,349         $   252,923
Cost of sales............................................        189,106            170,820             153,565
                                                             -----------         ----------         -----------
Gross profit.............................................        114,057            111,529              99,358
Operating Expenses:
   Selling, general and administrative expenses..........        105,363             99,245              82,908
   Unusual expense.......................................            230                 --                  --
   Restructuring charge..................................            819                 --                  --
   Stock compensation expense............................            424                 --                  --
                                                             -----------         ----------         -----------
Total Operating Expenses.................................        106,836             99,245              82,908
Amortization of acquisition costs........................            742                742                 580
Loss on disposition of fixed assets......................          1,477              1,131                 334
                                                             -----------         ----------         -----------
Income from operations...................................          5,002             10,411              15,536
Interest expense, net....................................         12,536             11,380              10,513
                                                             -----------         ----------         -----------
Income before taxes......................................         (7,534)              (969)              5,023
Income tax provision (benefit)...........................         (2,821)               (91)              2,233
                                                             -----------         ----------         -----------
Net income/(loss)........................................         (4,713)              (878)              2,790
Series A Preferred Stock dividends and
accretion................................................          4,301              3,864               3,508
                                                             -----------         ----------         -----------
(Loss)/Income applicable to common
shareholders.............................................    $    (9,014)        $   (4,742)        $      (718)
                                                             ===========         ==========         ===========

 The accompanying notes are an integral part of these consolidated financial statements

                            LESLIE'S POOLMART, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            LESLIE'S POOLMART, INC

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                     (In thousands, except share amounts)

                                                           Common Stock
                                                     -----------------------
                                                                               Additional     Retained         Total
                                                       Number of                Paid in       Earnings/    Shareholders'
                                                        Shares       Amount     Capital       (Deficit)    Equity/(Deficit)
                                                      ----------     ------    -----------   ----------    ----------------
Balance, at September 27, 1997....................     1,433,643     $     1   $  (47,350)    $  11,504    $       (35,845)
  Series A Preferred Stock
    Dividends and accretion.......................            --          --           --        (3,508)            (3,508)
  Tax benefit NQ stock options.....................           --          --        1,648            --              1,648
  Net income.......................................           --          --           --         2,790              2,790
                                                    -------------    -------   ----------     ---------    ---------------

Balance, at October 3, 1998.......................     1,433,643           1      (45,702)       10,786            (34,915)
  Series A Preferred Stock
    Dividends and accretion.......................            --          --           --        (3,864)            (3,864)
  Net loss.........................................           --          --           --          (878)              (878)
                                                    ------------     --------  ----------     ----------   ----------------

Balance, at October 2, 1999.......................     1,433,643           1      (45,702)        6,044            (39,657)
  Series A Preferred Stock
    Dividends and accretion.......................            --          --           --        (4,301)            (4,301)
  Stock option compensation expense                           --          --          424            --                483
  Issuance of common stock.........................       33,333          --          483            --                424
  Net loss.........................................           --          --           --        (4,713)            (4,713)
                                                    ------------     -------   ----------     ---------     ---------------

Balance, at September 30, 2000....................     1,466,976     $     1   $  (44,795)    $  (2,970)    $      (47,764)
                                                    ============     =======   ==========     =========     ==============

                            LESLIE'S POOLMART, INC.

                  Notes to Consolidated Financial Statements

                            LESLIE'S POOLMART, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                            Years Ended
                                                                        -------------------------------------------------
                                                                        Sep. 30, 2000    Oct. 2, 1999        Oct. 3, 1998
                                                                        -------------    ------------        ------------
OPERATING ACTIVITIES:
   Net income/(loss)................................................  $     (4,713)      $       (878)       $      2,790
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
       Depreciation and amortization................................         8,579              7,952               6,666
       Amortization of loan fees and discounts......................           629                547                 557
       Deferred income taxes........................................        (1,283)            (1,364)                268
       Loss on Disposition of assets................................         1,477              1,131                 334
       Compensation recognized for stock options....................           424                 --                  --
   Changes in operating assets and liabilities:
       Accounts and other receivables...............................        (1,793)            (2,080)               (902)
       Inventories..................................................         1,299            (11,289)             (7,201)
       Prepaid expenses and other...................................           794               (545)                (60)
       Other assets.................................................           (53)                76                  96
       Accounts payable and accrued liabilities.....................         9,844              5,148               4,869
       Income taxes.................................................          (726)               318                 320
                                                                      ------------       ------------        ------------
   Net cash provided by (used in) operating activities..............        14,478               (984)              7,737

INVESTING ACTIVITIES:
       Purchase of property and equipment...........................        (9,129)           (16,042)            (10,519)
       Proceeds from disposition of property, plant
        and equipment...............................................           473                236                  --
       Business acquisitions........................................            --                 --              (2,396)
                                                                      ------------       ------------        ------------
   Net cash used in investing activities............................        (8,656)           (15,806)            (12,915)

FINANCING ACTIVITIES:
       Net line of credit borrowings/(repayments)...................        (5,610)             7,512                  --
       Payments of long-term debt...................................          (100)               (93)                (87)
       Payment of deferred financing costs..........................          (589)                --                  --
       Proceeds from issuance of common stock, net..................           483                 --                  --
                                                                      ------------       ------------        ------------
 Net cash provided by/(used in) financing activities................        (5,816)             7,149                 (87)
                                                                      ------------       ------------        ------------
NET INCREASE/(DECREASE) IN CASH                                                  6             (9,371)             (5,265)

CASH AT BEGINNING OF YEAR...........................................           193              9,564              14,829
                                                                      ------------       ------------        ------------
CASH AT END OF YEAR.................................................  $        199       $        193        $      9,564
                                                                      ============       ============        ============

                            Leslie's Poolmart, Inc.

                  Notes to Consolidated Financial Statements

                            Leslie's Poolmart, Inc.

1. Business and Operations

     Leslie's Poolmart, Inc. (the Company) is a specialty retailer of swimming pool supplies and related products. As of September 30, 2000, the Company marketed its products under the trade name Leslie's Swimming Pool Supplies through 383 retail stores in 30 states and through mail order catalogs sent to selected swimming pool owners nationwide. The Company also repackages certain bulk chemical products for retail sale. The Company's business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending in June and September.

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

     In order to finance the repurchase of the outstanding common shares and options, the Company issued $90.0 million of its 10.375% Senior Notes and sold 1,074,138 shares of its common stock for proceeds of $15.6 million. As indicated above, certain directors and members of management converted some of the Leslie's California common shares which they owned into shares of the Company's common stock.

     Also in connection with the Recapitalization, the Company issued 28,000 shares of its Series A Preferred Stock of the Company, par value $0.001 per share, at $1,000 per share for a total consideration of $28.0 million, consisting of cash and an exchange of the $10.0 million principal amount of Convertible Subordinated Debentures of Leslie's California held by a major supplier. In connection with this transaction, the holder of the Series A Preferred Stock received Warrants to purchase up to 15.0% of the shares of the Company's common stock at a purchase price of $0.01 per share (subject to adjustment) for a period of ten years.

2. Summary of Significant Accounting Policies

   Principles of Consolidation

     The consolidated financial statements of the Company include Leslie's Poolmart, Inc., and its wholly-owned subsidiaries, Leslie's Pool Brite, Inc., Sandy's Pool Supply, Inc. and Blackwood & Simmons, Inc. All significant inter-company transactions and accounts have been eliminated.

   Fiscal Periods

     In 1997, the Company changed its fiscal year end from the Saturday closest to December 31 to the Saturday closest to September 30. The fiscal years ended on September 30, 2000 and October 2, 1999 included 52 weeks. The 1998 fiscal year ended on October 3, 1998 and included 53 weeks.

   Accounts and Other Receivables, Net

     Accounts and other receivables include allowances for doubtful accounts of $369,000 and $237,000 at September 30, 2000 and October 2, 1999, respectively.

   Inventories

     Inventories are stated at the lower of cost or market. The Company values inventory using the first-in, first-out (FIFO) method.

                           Leslie's Poolmart, Inc.

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

     Depreciation and amortization are computed using the straight-line method (considering appropriate salvage values) based on the following estimated average useful lives:


          Buildings and improvements............ 15-30 years

          Vehicles, machinery and equipment.....  3-10 years

          Office furniture and equipment........  3-10 years

          Leasehold improvements................  4-10 years

   Goodwill

     The excess of the acquisition price over the fair value of the net assets at the date of acquisition is included in the accompanying consolidated balance sheets as ''Goodwill.'' Goodwill is being amortized (straight-line) over forty years. The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining life of the goodwill in measuring whether the goodwill is recoverable. The balance recorded at September 30, 2000 and October 2, 1999 was net of accumulated amortization of $2.4 million and $2.1 million, respectively.

   Business Acquisition

     In January 1998, the Company purchased the capital stock of Blackwood & Simons, Inc. (dba Marlin Pool Supply), an operator of six swimming pool supply stores located in the Atlanta, Georgia area, in a cash for stock transaction. The purchase price, net of excess cash on hand, was approximately $2.3 million. The covenant not-to-compete was valued at $1.2 million and is being amortized over three years. The goodwill of $950,000 is being amortized over 40 years. The acquisition was immaterial to the consolidated financial statements.

   Deferred Financing Costs

     In connection with issuing the Senior Notes and signing the 1997 Credit Agreement, the Company paid $3.7 million in financing costs that were or are being deferred and amortized over the lives of the corresponding agreements. During fiscal 2000, the Company recorded and additional $0.7 million in financing costs associated with the Agreement. The balance recorded at September 30, 2000 and October 2, 1999 was net of accumulated amortization of $1.9 million and $1.2 million, respectively.

   Income Taxes

     The Company provides for deferred income taxes relating to timing differences in the recognition of income and expense items (primarily depreciation and amortization) for financial and tax reporting purposes. Also, differences

                            Leslie's Poolmart, Inc.

between the tax basis and the financial reporting basis of various assets were created when the Company was acquired in 1988 and when the Company purchased Sandy's in 1992; deferred tax assets and liabilities were provided related to these differences. Deferred taxes at September 30, 2000 and October 2, 1999 include a provision for the differences between tax and financial asset values except that deferred taxes were not provided with respect to amounts allocated to goodwill. As the difference between tax and financial reporting basis changes, appropriate charges/credits are made to the deferred tax account.

   Net Sales

     Sales are recorded at the time of shipment or when the service is performed, net of related discounts.

   Cost of Sales

     Included in cost of sales are the costs of services and purchased goods, chemical repackaging costs and non-administrative occupancy costs.

   Restructuring Costs

     During the fourth quarter 2000, the Company recorded a restructuring charge of $0.8 million for expenses associated with its planned corporate relocation to Phoenix, Arizona. These expenses consisted primarily of the occupancy related costs expected to be incurred after vacating its existing corporate location and for employee related termination expenses. The Company also accrued an additional $0.2 million for additional employee related expenses that are not yet recognizable under EITF No. 94.3. The Company expects that it will incur an additional $2.1 million in expenses related to the corporate move during the first quarter of 2001. The Company believes that the future operating expense benefits of this move will offset the expected relocation cost expected to be incurred.

   Fair Value of Financial Statements

     The fair value of the $90.0 million Senior Notes using quoted market prices as of September 30, 2000 is $82.0 million. The carrying amounts of other long-term debt approximate fair value because either the interest rate fluctuates based on market rates or interest rates appear to approximate market rates for similar instruments. The fair value estimates are subjective in nature and involve uncertainties and matters of judgement and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

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

   Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. This standard is effective for fiscal periods beginning after June 15, 2000 and will be adopted by the Company as of October 2001. It is not expected that the adoption of this standard, as amended, will have an impact on the consolidated financial statements nor require additional footnote disclosure since the Company does not currently utilize derivative instruments or participate in structured hedging activities.

     In December 1999, the SEC staff issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" which provides guidance on revenue recognition issues. The Company will be required to implement SAB

                            Leslie's Poolmart, Inc.

101 in fiscal 2001. The interpretation is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

     In March 2000, the FASB issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation," which will be effective for the Company's fiscal year 2001. The interpretation clarifies the application of existing stock compensation accounting pronouncements for certain issues. The interpretation is not expected to have a material impact on the Company's financial positions, results of operations or cash flows.

   Advertising

     The Company expenses advertising during the period of the event. Advertising expense for the years ended September 30, 2000, October 2, 1999 and October 3, 1998 was approximately $7.3 million, $7.1 million and $6.6 million, respectively.

   Reclassifications

     Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current year presentations.

3. Inventories

     Inventories consist of the following:

                                                                  Sep. 30, 2000     Oct. 2, 1999
                                                                  -------------     ------------

          Raw materials and supplies..............................  $   430,000      $   656,000
          Finished goods..........................................   57,000,000       58,073,000
                                                                   -------------   --------------
                                                                    $57,430,000      $58,729,000
                                                                   =============   ==============

4. Property, Plant and Equipment

     Property, plant and equipment consists of the following:

                                                                   Sep. 30, 2000    Oct. 2, 1999
                                                                   -------------    ------------
          Land...................................................    $ 6,370,000       $ 6,070,000

          Buildings and improvements.............................      8,471,000         7,529,000

          Vehicles, machinery and equipment......................      3,162,000         2,960,000

          Leasehold improvements.................................     31,501,000        29,042,000

          Office furniture, equipment and other..................     29,156,000        25,716,000

          Construction-in-process................................        553,000         2,364,000
                                                                     -----------       -----------

                                                                      79,213,000        73,681,000

          Less--Accumulated depreciation and amortization........     32,535,000        26,345,000
                                                                     -----------       -----------

                                                                     $46,678,000       $47,336,000
                                                                     ===========       ===========

5. Line of Credit Agreement

     In June of 2000, the Company entered into the Agreement with Foothill Capital Corporation. Under the Agreement, maximum borrowings have been increased to $65.0 million and the minimum amount available not to fall below $40.0 million, and with a maturity date set at January 31, 2004. Under the Agreement, maximum borrowings are limited as a function of inventory or calculated LTM EBITDA rates as defined in the Agreement. On September 30, 2000, $1.9 million, net was outstanding under the Agreement.

                            Leslie's Poolmart, Inc.

     Borrowings under the Agreement accrue interest at the lender's reference rate or at LIBOR plus the applicable LIBOR rate margin at September 30, 2000. The margins are determined by calculated LTM EBITDA rates as defined in the Agreement. The Agreement contains certain financial covenants that include Minimum calculated EBITDA levels and maximum capital expenditure amounts. As of September 30, 2000, the Company was in compliance with these covenants.

                            Leslie's Poolmart, Inc

6. Long-Term Debt

    Long-term debt consists of the following:

                                                                                        Sep. 30, 2000     Oct. 2, 1999
                                                                                        ------------      ------------
     Notes payable collateralized by security interests in certain assets, maturing September 2002. Interest accrues at the
            rate of 6.5%..............................................................   $  198,000        $  281,000

     Notes payable collateralized by security interest in various properties, due in monthly installments maturing December 2003.
            Interest accrues at the rate of 9.6%......................................      898,000           915,000
                                                                                         ----------        ----------
                                                                                          1,096,000         1,196,000
     Less--Current portion............................................................      108,000           101,000
                                                                                         ----------        ----------
                                                                                         $  988,000        $1,095,000
                                                                                         ==========        ==========

    Principal maturities of long-term debt as of September 30, 2000 are as follows:



           2001..........................................  $  108,000

           2002..........................................     116,000

           2003..........................................      37,000

           2004..........................................     835,000
                                                           ----------
                                                           $1,096,000
                                                           ==========

7. Senior Notes

     On June 11, 1997, the Company issued $90.0 million aggregate principal amount of its 10.375 percent Senior Notes due July 15, 2004 (the "Notes"). The Notes were issued under an indenture (the "Indenture") by and among the Company and U.S. Trust Company of California, N.A., as trustee.

     Interest on the Notes accrues at the rate of 10.375 percent per annum and is payable semi-annually in arrears on each January 15 and July 15 commencing on January 15, 1998. The Notes are redeemable, in whole or in part, at the option of the Company on or after July 15, 2001, at the specified redemption prices.

     The Notes are generally unsecured obligations of the Company and will be subordinated to any secured indebtedness of the Company. In the event of a change of control, the Company will be required to make an offer to purchase all outstanding Notes at a price equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

     The Indenture contains certain covenants which include, among other matters, limitations on the incurrence of additional indebtedness and the payment of dividends. At September 30, 2000, the Company was in compliance with these covenants.

8. Leases

     The Company leases certain store, office, distribution and manufacturing facilities under operating leases which expire at various dates through 2010. Lease agreements generally provide for increases related to cost of living indices and require the Company to pay for property taxes, repairs and insurance. Future annual minimum lease payments at September 30, 2000 are as follows:


               2001.....................................  $19,545,000

               2002.....................................   17,085,000

               2003.....................................   13,846,000

               2004.....................................   10,285,000

               2005.....................................    5,667,000

               Thereafter...............................    3,190,000
                                                          -----------
                                                          $69,618,000
                                                          ===========

     Certain leases are renewable at the option of the Company for periods of one to ten years. Rent expense charged against income totaled $22.8 million, $20.6 million and $17.2 million in 2000, 1999 and 1998, respectively.

                             Leslie's Poolmart, Inc.

9. Income Taxes

     The provision/(benefit) for income taxes is comprised of the following:



                                                                  Year Ended             Year Ended          Year Ended
                                                                 September 30,           October 2,          October 3,
                                                                     2000                   1999                1998
                                                                   --------               --------            --------
     Federal:
                  Current.....................................   $ (1,233,000)           $  952,000          $1,962,000
                  Deferred....................................       (994,000)           (1,027,000)           (202,000)
                                                                 ------------            ----------          ----------
                                                                   (2,227,000)              (75,000)          1,760,000

      State:
                  Current.....................................       (305,000)              321,000             539,000
                  Deferred....................................       (289,000)             (337,000)            (66,000)
                                                                 ------------            ----------          ----------
                                                                     (594,000)             (916,000)            473,000
                                                                 ------------            ----------          ----------

                                                                 $ (2,821,000)           $  (91,000)         $2,233,000
                                                                 ============            ==========          ==========


     A reconciliation of the provision/(benefit) for income taxes to the amount computed at the federal statutory rate is as follows:

                                                                        Year Ended     Year Ended    Year Ended
                                                                       September 30,   October 2,    October 3,
                                                                           2000          1999          1998
                                                                         --------      --------      --------
        Federal income tax at statutory rate....................      $(2,562,000)   $(330,000)    $1,708,000
        Permanent differences...................................          278,000      249,000        206,000
        State taxes, net of federal benefit.....................         (537,000)     (10,000)       319,000
                                                                     ------------    ---------     ----------
                                                                      $(2,821,000)   $ (91,000)    $2,233,000
                                                                     ============    =========     ==========

     The tax effect of temporary differences which give rise to significant portions of the deferred tax asset and liability are summarized below.


                                                                          2000                            1999
                                                              Deferred Tax     Deferred Tax    Deferred   Tax Deferred Tax
                                                                Assets         Liabilities      Assets       Liabilities
                                                             ------------     -------------   ----------   --------------
        Property, plant and equipment.......................    $       --    $ 2,336,000    $       --       $2,370,000
        State income taxes..................................       389,000             --       465,000               --
        Inventory...........................................     1,965,000             --     1,967,000           36,000
        Difference in timing of certain deductions..........     3,981,000        700,000     2,690,000          700,000
                                                                ----------     ----------    ----------       ----------
                                                                $6,335,000     $3,036,000    $5,122,000       $3,106,000
                                                                ==========     ==========    ==========       ==========


     The Company has net operating losses (NOL) available for offset against future tax liabilities, extending through 2007, limited to approximately $83,000 per year. As this NOL is utilized, such amounts will reduce goodwill as a result of limitations imposed from a change in ownership.

                            Leslie's Poolmart, Inc.

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

11.401(k) Plan

     The Company provides for the benefit of its employees a voluntary retirement plan under Section 401(k) of the Internal Revenue Code. During 2000, the plan covered all eligible employees and provided for a matching contribution by the Company of 50% of each participant's contribution up to 4% of the individual's compensation as defined. The expenses related to this program were $491,000, $468,000 and $387,000 for 2000, 1999 and 1998, respectively.

12. Preferred Stock

     In connection with the Recapitalization transaction, the Company sold 28,000 shares of Preferred Stock for total consideration of $28.0 million. The Preferred Stockholder is entitled to an annual cumulative dividend (which is payable at the option of the Company either in cash or in additional shares of Preferred Stock for the first five years). The annual dividend is payable quarterly at the annual rate of 10.875 percent, compounded semi-annually. The Preferred Stockholder is entitled to elect 20 percent of the members of the Board of Directors of the Company.

     The Preferred Stock may be redeemed at the option of the Company at any time at $1.010 per share plus accumulated and unpaid dividends. The Company is required to redeem the Preferred Stock in three equal installments terminating on the tenth anniversary of the date of issuance of the Preferred Shares.

     In connection with the issuance of the Series A Preferred Stock, the original Preferred Stockholder received 252,996 Warrants to purchase common stock at an exercise price of $0.01 per share expiring in June of 2007. Of the $28.0 million face value of the Preferred Stock, $3.1 million was assigned to the value of these Warrants and reflected as a discount on the Preferred Stock. This discount is being accreted over the life of the Preferred Stock. The terms of the Warrant Agreement will provide for a proportionate adjustment of the warrants for stock splits and stock dividends and for additional warrant shares to be issuable in the event any of the 1997 NQ Options or ISO Options or options under the 1998 Plan are exercised. Based on the number of options exercised during the year an additional 5,882 warrants are subject to exercise at a price of $0.01 per share expiring in June of 2007, due to the anti-dilution provision of the Warrant Agreement. Based on the number of options outstanding at September 30, 2000, an additional 69,664 warrants could be granted if the options were exercised.

     In the ordinary course of business, the Company purchases raw materials and finished goods pursuant to a multi-year purchase contract from the holder of the warrants issued to the original owners of the Series A Preferred Stock. Management believes these transactions were under terms no less favorable to the Company than those arranged with other parties.

                            Leslie's Poolmart, Inc.

13. Stock Based Compensation Plans

     In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation," which applies the fair value-based method of accounting for options granted under stock-based compensation plans. SFAS 123 allows companies to continue to account for stock options granted in accordance with Accounting Principles Board Opinion No. 25, if the Company discloses the results under SFAS
123. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net loss would have been increased to the following proforma amounts:

                                                                      Sept. 30, 2000     Oct. 2, 1999   Oct. 3, 1998
                                                                      --------------     ------------   ------------
     (Loss)/Income applicable to common shareholders
                 As reported......................................      $(9,014,000)     $(4,742,000)   $  (718,000)
                 Pro forma .......................................      $(9,441,000)     $(5,172,000)   $(1,107,000)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998: risk free interest rates of 6.4%, 5.6% and 5.7%, respectively; expected volatility of 0%; expected lives of 7 years for all options and no expected dividend yield. Based on these assumptions, the weighted average value of the options granted is $7.20, $6.41 and $4.72 in 2000, 1999 and 1998, respectively.

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

     In November 1998, Leslie's Board adopted its 1998 Incentive Stock Option Plan (the "1998 Plan"), and reserved 60,000 shares of nonvoting common stock for issuance thereunder. In January 2000, the Board approved an amendment to the Plan to increase the number of shares of nonvoting common stock issuable thereunder to 100,000 shares in the aggregate. Options to purchase Leslie's nonvoting common stock have been granted at an exercise price of $20.00 per share. The 1998 Plan is similar to the ISO Plan, except that it does not contain any performance vesting criteria. At September 30, 2000, there were 29,449 additional shares available for grant under the plan.

     A summary of option activities for all plans is as follows:

                                                     2000                     1999                     1998
                                           ---------------------------------------------------------------------------
                                                          Wtd Avg                   Wtd Avg                  Wtd Avg
                                             Shares       Ex Price      Shares      Ex Price     Shares      Ex Price
                                           ----------   ------------  ----------   ----------  ----------   ----------
  Outstanding at beginning of year........    362,932      $ 12.76       357,099      $ 12.30     331,599     $  12.11
  Granted.................................    109,000        20.00        28,000        20.00      28,000        14.77
  Exercised...............................    (33,333)       14.50            --           --
  Cancelled...............................    (43,836)       14.50       (22,167)       14.50      (2,500)      (14.50)
                                             --------      -------      --------      -------    --------     --------
  Outstanding at end of year..............    394,763      $ 14.40       362,932      $ 12.76     357,099     $  12.30
                                             ========      =======      ========      =======    ========     ========
  Exercisable at end of year..............    310,591      $ 13.16       265,099      $ 11.51     168,769     $   9.79
                                             ========      =======      ========      =======    ========     ========

                            Leslie's Poolmart, Inc.

  The following table summarizes information about all stock options outstanding as of September 30, 2000:

                                                       Options Outstanding                    Options Exercisable
                                             ----------------------------------------      -------------------------
                                                             Weighted
                                                              Average        Weighted                       Weighted
                                                             Remaining       Average                         Average
                 Range of                      Number       Contractual      Exercise        Number         Exercise
              Exercise Price                 Outstanding       Life           Price        Exercisable        Price
              --------------                 -----------    -----------      --------      -----------      --------
              $5.00.......................      83,599       6.7 years       $  5.00          83,599         $  5.00
              $14.50......................     173,164       6.7 years         14.50         165,326           14.50
              $17.50......................       2,500       7.9 years         17.50           1,667           17.50
              $20.00......................     135,500       9.1 years         20.00          59,999           20.00
                                               -------                       -------         -------         -------
                                               394,763                       $ 14.40         310,591         $ 13.16
                                               =======                       =======         =======         =======

     Statement of Financial Accounting Standard No. 123, establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by this statement, the Company has elected to continue to account for stock options using APB Opinion No. 25, Accounting for Stock Issued to Employees, to determine the amount of any compensation expense related to stock options. During the second quarter of 2000, the Company recorded a non-cash stock compensation charge of $0.4 million for expenses associated with the accelerated vesting of the options held by the former President and Chief Executive Officer.

14. Supplemental Cash Flow Disclosures

     The Company paid interest charges of $12.5 million, $11.5 million and $11.1 million, in 2000, 1999 and 1998, respectively. The Company paid income taxes of $165,000, $1.1 million and $2.5 million in 2000, 1999 and 1998, respectively. The Series A Preferred Stock dividends and the accretion of the warrants are excluded from the statement of cash flows as non-cash transactions. The tax benefit for non-qualified stock options was excluded from the statement of cash flows as a non-cash transaction.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      See Part III, Item 13 "REPORTS ON FORM 8-K."

                                   PART III

         ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


   The directors and executive officers of the Company are as follows:

               Name                Age                 Positions
               ----                ---                 ---------
     Lawrence H. Hayward........    46   Chairman of the Board, President and
                                         Chief Executive Officer
     Donald J. Anderson.........    40   Executive Vice President, Chief Financial Officer and
                                         Director
     Gregory J. Annick..........    36   Director
     John G. Danhakl............         Director
     Michael J. Fourticq........    56   Director
     Brian P. McDermott.........    43   Director
     John T. Ball...............    55   Senior Vice President, Merchandising and Marketing
     Marvin D. Schutz...........    53   Senior Vice President, Store Operations
     Michael M. Adamson.........    43   Vice President, Information Technology

   Lawrence H. Hayward is Chairman of the Board of Directors, President and Chief Executive Officer. He joined the Company in January 2000 as President and Chief Executive Officer and assumed the additional role of Chairman of the Board in September 2000. Most recently, Mr. Hayward was the President of ABCO Desert Markets located in Phoenix, Arizona which is a division of Fleming Companies, one of the nation's largest wholesale and retail food and general merchandise distributors. From 1995 until 1999, he served as President and Chief Executive Officer of Carr Gottstein Foods Co., Alaska's largest food and drug retailer and wholesale provider. From 1990 to 1995, Mr. Hayward held other senior level positions at Buttrey Food and Drug Co. From 1981 until 1990 he served in various corporate positions at American Stores Company headquartered in Salt Lake City, Utah.

   Donald J. Anderson is Executive Vice President, Chief Financial Officer and Director of the Company. He joined the Company in May 2000. Mr. Anderson has 24 years of experience in various retail industries. Most recently, Mr. Anderson was Senior Vice President and Chief Financial Officer of the Follett Higher Education Group, located in Oakbrook, Illinois, the nation's largest operator of University bookstores. From 1995 until 1999, he served as Senior Vice President and Chief Financial Officer of Carr Gottstein Foods Co., Alaska's largest food and drug retailer and wholesale provider. From 1990 to 1995, Mr. Anderson held various senior level positions at Buttrey Food and Drug Co. From 1977 to 1990, he served in various positions managerial positions with American Stores Co.

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

   Michael J. Fourticq is a Director of the Company. He also served as Chairman of the Board of Directors from May

1988 until January 2000. Between May 1988 and August 1992, he served as the Company's Chief Executive Officer. Since 1995, Mr. Fourticq has been the Chairman and Chief Executive Officer of Brown Jordan International, a leading manufacturer of outdoor and casual furniture products. Since 1985 he has been the sole general partner of Hancock Park Associates, which is the general partner and affiliate of several investment partnerships. Mr. Fourticq was the Chairman of the Board and Chief Executive Officer of Alliance Northwest Industries, Inc., a holding company, principally for a specialty lighting distributor and retailer, which filed a petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in March 1996.

   Brian P. McDermott had been with the Company since 1988. From 1998 until August 1992 he served as President and Director. He also served as its Chief Executive Officer from August 1992 until January 2000 and as Chairman from January 2000 until September 2000. Between May 1988 and April 1989, he served as the Company's Executive Vice President of Operations and also was its Secretary from May 1988 until October 1989. Since May 2000, Mr. McDermott has served as the President and Chief Executive Officer of PartsAmerica.com. From 1987 to 1988, Mr. McDermott served as Director of Acquisitions and Divestitures at Castle & Cooke, Inc., a publicly-held holding company with diverse real estate and corporate interests.

   John T. Ball was Senior Vice President, Merchandising and Marketing of the Company from November 1997 through November 2000. From March 1995 through October 1997, he was Senior Vice President, Merchandising at Universal Studios, Inc. based in Orlando, Florida. Mr. Ball oversaw all merchandising efforts related to Universal's theme parks located in California, Florida and Japan. From 1993 to 1995, Mr. Ball was Vice President, Merchandising, Men's at Eddie Bauer, Inc. in Redmond, Washington, and was Director of Outlet Stores for Eddie Bauer from 1990 to 1993. From 1980 to 1985, he held several merchandising management positions in divisions of the Carter Hawley Hale Stores.

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

   Michael M. Adamson has been Vice President, Information Technology, since October 1996. From October 1994 through January 1996, he was Vice President, MIS at Office Depot, Inc. headquartered in Boca Raton, Florida where he had worked since April of 1991 in various management capacities. From September 1988 through April 1991, he was the Director of Corporate Networking at Revco,
D.S. Inc.   From June of 1984 through September of 1988 he was a District
Systems Manager for Tandem Computers, Inc. and prior to that he was Branch Systems Manager for Wang Laboratories.

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

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

   The following summary compensation table sets forth for the fiscal years ended September 30, 2000, October 2, 1999, and October 3, 1998, respectively, the compensation for services to the Company of the Chief Executive Officer and the four most highly compensated executive officers of the Company as of September 30, 2000.

                                                                                        Long-Term        All Other
                                                          Fiscal Year Compensation     Compensation     Compensation
                                                          ------------------------     -------------   -------------------

                                                            Salary        Bonus        Stock Options    401(k)      Insurance/Other
                                                  Year       ($)            ($)/(1)/       (#)/(2)/     ($)/(3)/        ($)/(4)/
                                                 ------   ---------     -----------    -------------   --------      -----------
Lawrence H. Hayward............................   2000     300,000        345,852            --         3,462             --
  Chairman of the Board, President and Chief      1999       --             --               --           --              --
  Executive Officer and Director                  1998       --             --               --           --              --

Brian P. McDermott/(5)/........................   2000     123,606          --               --           --           98,888
  Director                                        1999     424,231          --               --         5,000             174
  Former Chief Executive Officer                  1998     412,885         76,875          4,976        3,200             --

Donald J. Anderson.............................   2000     116,346        112,230            --         2,439          66,476/(6)/
  Executive Vice President,                       1999       --             --               --           --              --
  Chief Financial Officer and Director            1998       --             --               --           --              --

Michael Adamson................................   2000     168,654          --               --           --              --
  Vice President, Information Technology          1999       --             --               --           --              --
                                                  1998       --             --               --           --              --

John T. Ball/(7)/..............................   2000     235,200          --               --         3,777             --
  Senior Vice President,                          1999     232,846          --               --         4,834          47,495/(8)/
  Merchandising and Marketing                     1998     203,265         42,188         23,000        3,200             --

Marvin D. Schutz/(9)/..........................   2000     175,000          --               --         4,458          60,606
  Senior Vice President,                          1999     119,808          7,500          7,500        2,362             495
  Store Operations                                1998       --             --               --           --              --

__________________
/(1)/ Bonuses are attributed to the year earned, and are paid out after the conclusion of the fiscal year. Bonuses were paid on a twelve-month basis for all of the fiscal years showing. Bonuses to Mr. Hayward and Mr. Anderson were paid or will be paid in accordance with the terms of their employment agreements.
/(2)/ All options were granted at their fair market value on the date of grant.
/(3)/ Represents expected Company matching contributions to individuals' 401(k) accounts.
/(4)/ Represents premiums paid by the Company for life insurance not generally available to all Company employees.
/(5)/ Served as the Chief Executive Officer for the first 3 months of fiscal 2000. Other amount includes dollars paid in connection with Mr. McDermott's consulting agreement dated December 31, 1999.
/(6)/ Represents moving expenses paid in accordance with the terms of employment.
/(7)/  Employment was terminated in November of 2000.
/(8)/ $47,000 represents a moving allowance paid according to the terms of the employment contract.
/(9)/  Promoted from Vice President to Senior Vice President in July 1999.

Option Plans

     During 1997, the Company adopted a non-qualified common stock option plan (the "NQ Option Plan") and an incentive common stock option plan (the "ISO Option Plan") and reserved 83,599 shares and 273,946 shares, respectively, of Leslie's common stock for issuance upon the exercise of options to be granted to certain employees of Leslie's thereunder. Options to purchase Leslie's common stock have been granted at an exercise price of $5.00 per share for options granted under the NQ Option Plan ("NQ Options") and $14.50 per share in the case of options granted under the ISO Option Plan.

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

     In November 1998, Leslie's Board adopted its 1998 Incentive Stock Option Plan (the "1998 Plan"), and reserved 60,000 shares of nonvoting common stock for issuance thereunder. In January 2000, the Board approved an amendment to the Plan to increase the number of shares of nonvoting common stock issuable thereunder to 100,000 shares in the aggregate. Options to purchase Leslie's nonvoting common stock have been granted at an exercise price of $20.00 per share. The 1998 Plan is similar to the ISO Plan, except that it does not contain any performance vesting criteria.

Option Grants in 2000

     The following table sets forth the stock options granted to the Chief Executive Officer and the other executive officers of the Company as of September 30, 2000, during the twelve months ended September 30, 2000, pursuant to the Company's Incentive Stock Option Plan, NQ Option Plan, or otherwise.

                                     Individual Grants
             ----------------------------------------------------------------

                                                                                           Potential Realizable Value at Assumed
                                      % of Total                                      Annual Rates of Stock Price Appreciation
                                       Options                                                                    ------------
                                      Granted to                                                for Option Term /1/
                         Options      Employees in     Exercise or     Expiration               ---------------
                         Granted      Fiscal Year      Base Price         Date        0%($)           5%($)          10% ($)
                         -------      -----------      ----------       -------       -----           -----          -------
Brian P. McDermott....      --              --           --                --          --             --              --
Lawrence H. Hayward...      --              --           --                --          --             --              --
Donald J. Anderson....    50,000           45.9%       $20.00           1/03/10        --          629,000       1,593,500
John T. Ball..........    35,000           32.1%       $20.00           5/01/10        --          440,300       1,115,450
Marvin D. Schutz......      --              --           --                --          --             --              --
                           4,000/(2)/      3.67%       $20.00           7/12/09        --           82,699         203,692
Michael Adamson.......      --              --           --                --          --             --              --

/(1)/ Potential realizable value is based on an assumption that the stock price of the common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year option term. These numbers are calculated based on requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.
/(2)/ Granted pursuant to 1997 Stock Option Plan. Options vest over three years.
      Certain options vest only in the event the Company achieves certain performance targets.

Aggregated Option Exercises in 2000 and Fiscal Year-End Option Value

      The following table sets forth the stock option exercises by the named executive officers during 2000. In addition, the table indicates the total number and value of exercisable and non-exercisable options held by each such officer as of September 30, 2000.

                                                              Number of Unexercised        Value of Unexercised
                          Shares Acquired      Value               Options at             In-the-Money Options at
                          on Exercise(#)     Realized($)       September 30, 2000            September 30, 2000
                          ---------------    -----------   --------------------------   ----------------------------
     Name                                                  Exercisable  Unexercisable   Exercisable    Unexercisable
     ----                                                  -----------  -------------   -----------    -------------
Lawrence H. Hayward.....         --             --            50,000        --               --                --
Donald J. Anderson......         --             --              --        35,000             --                --
Brian P. McDermott......         --             --            70,333        --            386,832              --
John T. Ball............         --             --            14,222       7,111           78,221            39,111
Marvin D. Schutz........         --             --            13,411       9,001           75,001              --
Michael M. Adamson......         --             --            15,860        --            130,237              --

____________________
/(1)/ Potential unrealized value is (i) the fair market value at September 30, 2000 ($20.00 per share) less the option exercise price times (ii) the number of shares.

Directors' Compensation
      Directors do not receive any compensation directly for their service on the Company's Board of Directors. The Company has agreed, however, to pay LGP certain fees for various management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities

Consulting Agreement

    Mr. McDermott resigned his employment with the Company as Chief Executive Officer and in all other capacities as an officer of the Company pursuant to a Consulting Agreement with the Company which became effective as of December 31, 1999 (the "Consulting Agreement"). The Consulting Agreement provided that Mr. McDermott would still serve on the Company's Board of Directors, and that he would be nominated for Chairman of the Board. The Company agreed to compensate Mr. McDermott at the rate of $125,000 annually for his service as Chairman, for so long as and only if Mr. McDermott remained Chairman through and after October 1, 2001.

    In exchange for the covenants and general release given by Mr. McDermott pursuant to the Consulting agreement, the Company agreed to pay Mr. McDermott six months base salary in installments as if he still were an employee, through June 30, 2000, and an additional six months base salary paid out in 15 equal monthly installments through September 30, 2001. Further, the Company agreed to pay the cost of Mr. McDermott's temporary "COBRA" coverage for a period of twelve months if Mr. McDermott remained eligible for such coverage during that twelve months. The Company also reached agreement with Mr. McDermott concerning his outstanding stock options, so that: (a) 57,000 of his options granted under the ISO Plan would continue to vest uninterrupted following the date of separation; and (b) 13,333 of his "performance" options would no longer vest but would still be exercisable for the duration of their term. The separation payments and extension of vesting periods for options described above cease immediately upon Mr. McDermott violation of the proprietary information and non-solicitation covenants contained in the Consulting Agreement. In June 2000, the Company determined that such a violation had occurred and has since ceased making separation payments and halted the extension period for vesting of options described above. Mr. McDermott served as Chairman of the Board until he was replaced by Lawrence Hayward in September 2000, and now continues to serve as a Director on the Board.

Employment Agreements

    Lawrence Hayward and Donald Anderson each entered into employment agreements with Leslie's, dated as of January 1, 2000 and May 1, 2000, respectively. Each of the employment agreements contains non-solicitation and confidentiality covenants, and provides that the executive is eligible to participate in Leslie's benefit plans consistent with the benefits extended to the most senior of Leslie's executives (including vacation, personal and sick leave, disability, medical and life insurance). Each of the employment agreements also provides that the executive will serve at the will of the Company's Board of Directors.

    Mr. Hayward's employment agreement provides for a base salary of $400,000 annually, plus a minimum guaranteed bonus of $150,000 for fiscal year 2000. In all successive years, Mr. Hayward's bonus will be based solely upon the Company's financial performance. If Leslie's terminates Mr. Hayward's employment for any reason other than Just Cause (as defined in the Agreement), Mr. Hayward will receive his base salary and benefits through the twelve-month period following termination, except that if Mr. Hayward becomes an employee, consultant or partner of a company which directly competes with Leslie's, any such severance payments and benefits shall end as of the date Mr. Hayward's relationship with the competing entity commenced. The benefits are also payable upon a sale of substantially all of the business or assets of the Company or a consolidation, merger or change of control of the Company (a "Change of Control").

    Mr. Anderson's employment agreement provides for a base salary of $275,000 annually, plus a minimum guaranteed bonus of $45,833 for fiscal year 2000 (representing the pro-rated period of his actual employment during fiscal year
2000). In all successive years, Mr. Anderson's bonus will be based solely upon the Company's financial performance. If Leslie's terminates Mr. Anderson's employment for any reason other than Just Cause (as defined in the Agreement), Mr. Anderson will receive his base salary and benefits through the twelve-month period following termination, or through April 30, 2002, whichever is longer, except that if Mr. Anderson becomes an employee, consultant or partner of a company which directly competes with Leslie's, any such severance payments and benefits shall end as of the date Mr. Anderson's relationship with the competing entity commenced. The benefits are also payable upon a Change of Control (as defined above).

ITEM 12.   PRINCIPAL SHAREHOLDERS AND STOCK OWNERSHIP OF MANAGEMENT

     The following table sets forth information as of September 30, 2000 with respect to (i) all persons known by the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) all executive officers of the Company; (iii) all directors; and (iv) all directors and executive officers as a group. The address for the directors and executive officers is in care of the Company.

                                                                                 Amount and Nature of     Percentage of
                                Name and Address                               Beneficial Ownership of      Shares
                               of Beneficial Owner                               Common Stock/1//2/       Outstanding/2/
                               -------------------                             -----------------------    --------------
     GEI/(3)/................................................................        1,206,236                  58.9%
     Gregory J. Annick/(4)/..................................................        1,206,236                  58.9
     John G. Danhakl/(4)/....................................................        1,206,236                  58.9
     Brian P. McDermott/(5)/.................................................          236,885                  11.6
     Michael J. Fourticq/(6)/................................................          144,815                   7.1
     Lawrence H. Hayward/(7)/................................................           50,000                   2.4
     Donald J. Anderson......................................................             --                     --
     John T. Ball/(8)/.......................................................           21,333                   1.0
     Marvin D. Schutz /(9)/..................................................           13,411                   0.7
     Michael M. Adamson /(10)/...............................................           15,860                   0.8
     Occidental/(11)/........................................................          107,814                   5.3
     All executive officers and directors as a group (9 persons).............        1,688,540                  82.5

--------------
/(1)/ The address of Messrs. Fourticq, Hayward, Anderson, Ball, Schutz and
      Adamson is 20630 Plummer Street, Chatsworth, California 91311. The address of Occidental is 10889 Wilshire Boulevard, Los Angeles, California 90029. The address of GEI and Messrs. Annick and Danhakl is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.
/(2)/ Computed based upon the total number of shares of Leslie's common stock outstanding and the number of shares of Leslie's common stock underlying warrants and options of that person exercisable within 60 days. In accordance with Rule 13(d)-3 of the Exchange Act, any Leslie's common stock which is subject to warrants or options exercisable within 60 days is deemed to be outstanding for the purpose of computing the percentage of outstanding shares of Leslie's common stock owned by the person holding such warrants or options, but is not deemed to be outstanding for the purpose of computing the percentage of outstanding shares of Leslie's common stock owned by any other person.
/(3)/ GEI is a Delaware limited partnership managed by LGP, which is an affiliate of the general partner of GEI. Each of Leonard I. Green, Jonathan D. Sokoloff, Peter J. Nolan, Mr. Annick, Mr. Danhakl and Jonathan
      A. Seiffer, either directly (whether through ownership interest or position) or through one of more intermediaries, may be deemed to control LGP and such general partner. LGP and such general partner may be deemed to control the voting and disposition of the shares of Leslie's common stock owned by GEI. Accordingly, for certain purposes, Messrs. Green, Sokoloff, Nolan, Annick, Danhakl and Seiffer may be deemed to be beneficial owners of the shares of Leslie's common stock held by GEI.
/(4)/ Includes the shares beneficially owned by GEI, of which Messrs. Annick and
      Danhakl and associates.
/(5)/ Includes 70,333 shares subject to options exercisable within 60 days and
      166,552 shares of Leslie's common stock.
/(6)/ Includes 4,976 shares subject to options exercisable within 60 days and
      139,839 shares of Leslie's common stock.
/(7)/ All such shares are subject to options exercisable within 60 days.
/(8)/ All such shares are subject to options exercisable within 60 days.
/(9)/ All such shares are subject to options exercisable within 60 days.
/(10/ All such shares are subject to options exercisable within 60 days.
/(11/ All such shares are obtainable upon the exercise of warrants.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Management Agreement

     Pursuant to the terms of a Management Agreement among LGP, HPA and Leslie's, Leslie's pays LGP an annual management fee of $244,800.

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

  Consolidated Balance Sheets--September 30, 2000 and October 2, 1999 Consolidated Statements of Operations--Years Ended September 30, 2000, October
       2, 1999 and October 3, 1998
  Consolidated Statements of Shareholders' Equity (Deficit)--Years Ended
       September 30, 2000, October 2, 1999, and October 3, 1998
  Consolidated Statements of Cash Flows-- Years Ended September 30, 2000,
       October 2, 1999 and October 3, 1998
  Notes to Consolidated Financial Statements
  Reports of Independent Public Auditors and Accountants


  (a)(3) The following exhibits set forth below are filed as part of this annual report or are incorporated herein by reference.

Exhibit
Number                                                    Description
-------                                                   -----------
3.1          Amended and Restated Certificate of Incorporation of the
             Company*
3.2          Certificate of Merger of Leslie's Poolmart into the Company*
3.3          Certificate of Merger of Poolmart USA Inc. into the Company*
3.4 Certificate of Designation, Preferences and Rights of Exchangeable Cumulative Redeemable Preferred Stock, Series A*
3.5          Bylaws of the Company*
3.6 Certificate of Amendment to Certificate of Designation, Preferences and Rights of Exchangeable Cumulative Redeemable Preferred Stock, Series A*
3.7 Certificate of Amendment to Restated Certificate of Incorporation of the Company.
4.1          Indenture dated as of June 11, 1997 between the Company and U.S.
             Trust Company of California, N.A.*
10.2 Preferred Stock and Warrant Purchase Agreement dated as of June 11, 1997 between the Company and Occidental Petroleum Corporation*
10.3 Warrant dated June 11, 1997 for the purchase of shares of common stock of the Company issued to Occidental Petroleum Corporation*
10.4 Stockholders Agreement and Subscription Agreement dated as of June 11, 1997 among the Company and Green Equity Investors II, LP, Richard H. Hillman, Michael J. Fourticq, Greg Fourticq, Brian P. McDermott, the Trustees of the McDermott Family Trust, Occidental Petroleum Corporation and the Stockholders identified on the signature pages thereto*
10.5         NQ Option Plan and form of Agreement*
10.6         ISO Option Plan and form of Agreements*
10.7         Lease for Dallas Distribution Center*
10.8         Lease for Ontario Distribution Center*
10.9         Lease for Bridgeport Distribution Center*
             Form of Director's and Officer's Indemnification Agreement dated as of June 11, 1997 between the Company
10.10        and certain members of management*
10.11 Management Agreement dated as of June 11, 1997 between the Company and Leonard Green & Partners, LP*
10.12 Noncompetition Agreement, dated August 31, 1992, among Sandy's Pool Supply, Inc., Leslie's Poolmart, and Philip Leslie*
10.13 Noncompetition Agreement, dated August 31, 1992, among Sandy's Pool Supply, Inc., Leslie's Poolmart, and

Exhibit
Number                                                    Description
-------                                                   -----------
         Sander Bass*
10.14 Purchase Agreement dated June 6, 1997 between the Company and BT Securities Corporation*
10.15 Registration Rights Agreement dated as of June 11, 1997 by and between the Company and BT Securities Corporation*
10.18    1998 Nonvoting Stock Option Plan
10.19 Consulting Agreement dated December 31, 1999 between the Company and Brian P. McDermott.
10.20 Employment agreement dated December 31, 1999 between the Company and Lawrence H. Hayward.
10.21    Employment Agreement dated May 1, 2000 between the Company and Donald
         J. Anderson.
10.22 Loan and Security Agreement dated May 1, 2000 between the Company and Donald J. Anderson.
21.1     Subsidiaries*
24.1     Power of Attorney (included on signature page)
27.1     Financial Data Schedule

___________
*Previously filed

     (b) Reports on Form 8-K

         The following reports on orm 8-K were filed by the Company during the last quarter of fiscal 2000:

         Changes in Independent Auditors: Filed with the Commission on October 10, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on December 22, 2000.

                                             LESLIE'S POOLMART, INC.
                                             (Registrant)



                                             By: /s/ Donald J. Anderson
                                                 ------------------------
                                                     Donald J. Anderson
                                                  Chief Financial Officer

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Lawrence H. Hayward, Donald J. Anderson, and each of them, his true and lawful attorney-or attorneys-in-fact and agent or agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including pre-or post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all hat said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


                       Signature                         Capacity                               Date
                       ---------                         --------                               ----
               /s/ Lawrence  H. Hayward           Chairman of the Board of                 December 22, 2000
               ------------------------
                  Lawrence H. Hayward           Directors, Chief Executive
                                                  Officer and President

               /s/ Brian P. McDermott                    Director                          December 22, 2000
               -----------------------
                 Brian P. McDermott

               /s/ Gregory J. Annick                     Director                          December 22, 2000
               -----------------------
                 Gregory J. Annick

               /s/ John G. Danhak                        Director                          December 22, 2000
               -----------------------
                 John G. Danhak

               /s/ Michael J. Fourticq                   Director                          December 22, 2000
               -----------------------
                 Michael J. Fourticq

               /s/ Donald J. Anderson       Chief Financial Officer, Director and          December 22, 2000
               -----------------------
                  Donald J. Anderson             Principal Accounting Officer