Form 10-Q
period 2000-12-30
LESLIES POOLMART INC
filed 2001-02-13
CIK 866048

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                         -------------------------------

(Mark One)

[  x  ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the Quarterly Period Ended December 30, 2000
                                      or

[     ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from to

                         Commission File Number 1-18741

                            LESLIE'S POOLMART, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                               95-4620298
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

                             3925 E. Broadway Road
                             Phoenix, Arizona 85040
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (602) 366-3999

        Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to 12(g) of the Act:  Common Stock

  Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes  [  x  ]   No  [     ]

  The number of shares of the registrant's Common Stock outstanding at February 10, 2001 was 1,466,976 shares.

                                  Page 1 of 9



================================================================================

                            LESLIE'S POOLMART, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q

                For the Quarterly Period Ended December 30, 2000

                                     INDEX




                                                                           Page
Part I.  Financial Information

   Item 1.    Financial Statements


              Consolidated Balance Sheets
              as of December 30, 2000 (unaudited) and September 30, 2000     1

              Consolidated Statements of Operations for the 13 weeks
              ended December 30, 2000 (unaudited) and  January 1, 2000
              (unaudited)                                                    2

              Consolidated Statements of Cash Flows for the 13 weeks ended
              December 30, 2000 (unaudited) and January 1, 2000 (unaudited)  3

              Notes to Consolidated Financial Statements (unaudited)         4

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      5

Part II.  Other Information                                                  7

Signatures                                                                   7

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
Leslie's Poolmart, Inc. and Subsidiaries

Consolidated Balance Sheets
-------------------------------------------------------------------------------
Amounts In Thousands, except share amounts
-------------------------------------------------------------------------------

                                                                                December 30,        September 30,
                                                                                    2000                2000
----------------------------------------------------------------------------------------------------------------
Assets                                                                           (unaudited)
Current assets:
        Cash and cash equivalents                                                   $    196            $    199
        Accounts receivable, net                                                       3,750               9,143
        Inventories                                                                   57,715              57,430
        Prepaid expenses and other current assets                                      1,697               1,334
        Deferred tax assets                                                            8,985               6,335
----------------------------------------------------------------------------------------------------------------
              Total current assets                                                    72,343              74,441

Property, plant and equipment, at cost, net of accumulated depreciation               45,285              46,678
Goodwill, net                                                                          8,045               8,114
Intangible assets, net of accumulated amortization                                     2,351               2,583
Other assets                                                                             433                 496
----------------------------------------------------------------------------------------------------------------
                                                                                    $128,457            $132,312
================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
        Accounts payable                                                            $  8,670            $ 24,141
        Accrued expenses                                                              17,828              18,102
        Income taxes payable                                                               -               4,273
        Current maturities of long-term debt                                              93                 108
----------------------------------------------------------------------------------------------------------------
              Total current liabilities                                               26,591              46,624

Deferred tax liabilities                                                               3,036               3,036
Line of credit borrowings, net                                                        28,312               1,902
Long-term debt, excluding current maturities                                             986                 988
Senior Notes                                                                          90,000              90,000
----------------------------------------------------------------------------------------------------------------
              Total liabilities                                                      148,925             142,550

Preferred Stock, $0.001 par value; Authorized - 2,000,000 shares;
        Issued and outstanding - 28,000 Series A at December 30, 2000
        And September 30, 2000; liquidation preference $28,000,000                    38,670              37,526

Commitments and contingencies                                                              -                   -

Shareholder's equity (deficit):
        Common stock, $0.001 par value, authorized 12,000,000 shares,
           Issued and outstanding 1,466,976 shares at September 30,
           2000 and December 30, 2000, respectively                                       1                   1

        Additional paid-in capital                                                   (44,794)            (44,795)
        Deficit                                                                      (14,345)             (2,970)
----------------------------------------------------------------------------------------------------------------
        Total shareholders' deficit                                                  (59,138)            (47,764)
================================================================================================================
                                                                                    $128,457            $132,312
================================================================================================================

See accompanying notes to consolidated financial statements.

Leslie's Poolmart, Inc. and Subsidiaries

Consolidated Statements of Operations
--------------------------------------------------------------------------------
Amounts In Thousands
--------------------------------------------------------------------------------

                                                                                          13 Weeks Ended
                                                                                  December 30,         January 1,
                                                                                     2000                2000
----------------------------------------------------------------------------------------------------------------
                                                                                   (unaudited)        (unaudited)

Net Sales                                                                           $ 28,585            $ 30,890
Cost of merchandise and services sold, including
    warehousing and transportation expenses                                           17,582              19,711
----------------------------------------------------------------------------------------------------------------
        Gross profit                                                                  11,003              11,179

Operating and administrative expenses                                                 24,077              24,982
Unusual expense                                                                        1,466                   -
----------------------------------------------------------------------------------------------------------------
        Operating loss                                                               (14,540)            (13,803)

Other expense:
        Interest expense, net                                                          2,818               3,032
        Other expense                                                                    201                 301
----------------------------------------------------------------------------------------------------------------
Total other expense                                                                    3,019               3,333
----------------------------------------------------------------------------------------------------------------

Net loss before income tax expense                                                   (17,559)            (17,136)
Income tax benefit                                                                     7,328               7,729
----------------------------------------------------------------------------------------------------------------

        Net loss                                                                     (10,231)             (9,407)
----------------------------------------------------------------------------------------------------------------

Series A Preferred Stock dividends and accretion                                       1,079               1,028
----------------------------------------------------------------------------------------------------------------

Income applicable to common shareholders                                            $(11,310)           $(10,435)
================================================================================================================

See accompanying notes to consolidated financial statements.

Leslie's Poolmart, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
Amounts in Thousands
--------------------------------------------------------------------------------

                                                                                         13 Weeks Ended
                                                                                  December 30,         January 1,
                                                                                      2000                2000
----------------------------------------------------------------------------------------------------------------
                                                                                   (unaudited)        (unaudited)

Operating activities:
   Net loss                                                                         $(10,231)           $ (9,407)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       Depreciation and amortization                                                   2,230               2,104
       Amortization of loan fees and discounts                                           114                 137
       Deferred income taxes                                                          (2,650)             (7,712)
       Loss on disposition of assets                                                     201                 301
   Changes in operating assets and liabilities
       Accounts and other receivables                                                  5,393               2,938
       Inventories                                                                      (285)             (7,030)
       Prepaid expenses and other                                                       (363)                 37
       Other assets                                                                       63                   8
       Accounts payable and accrued liabilities                                      (13,095)              5,949
       Income taxes                                                                   (6,923)                  -
----------------------------------------------------------------------------------------------------------------
   Net cash used in operating activities                                             (25,546)            (12,675)
----------------------------------------------------------------------------------------------------------------

Investing activities:
      Additions to property and equipment                                               (895)             (2,545)
      Proceeds from sale of property and equipment                                        30                   -
----------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                (865)             (2,545)
----------------------------------------------------------------------------------------------------------------

Financing activities:
      Net short-term borrowings                                                       26,410              15,237
      Payments on long-term debt                                                          (2)                (15)
----------------------------------------------------------------------------------------------------------------
   Net provided by financing activities                                               26,408              15,222
----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                      (3)                  2

Cash and cash equivalents and beginning of period                                        199                 193
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $    196            $    195
================================================================================================================

See accompanying notes to consolidated financial statements.

Leslie's Poolmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(1)  Presentation and Financial Information

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
  Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 30, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001.

     The balance sheet at December 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     Certain reclassifications have been made to the prior year. During prior years, warehousing, transportation and the related occupancy costs were reported as operating and administrative expenses and certain retail occupancy costs were classified as cost of sales. For the current year presentation, these distribution expenses have been reclassified as cost of sales and the retail occupancy costs have been reclassified as operating and administrative expenses.

     During the first quarter 2001, the Company recorded and additional $1.5 million for expenses associated with its Corporate headquarter relocation to Phoenix, Arizona. Termination expenses of $0.7 million were paid to approximately 100 employees that did not relocate to Arizona. It is anticipated that the majority of the relocation costs have been expensed at that there will not be any material changes in future periods.

     For further information, refer to the consolidated financial statements and footnotes thereto included in Leslie's Poolmart, Inc.'s annual report on Form 10-K for the year ended September 30, 2000.

(2)   Organization and Operation

     Leslie's Poolmart, Inc. is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie's Swimming Pool Supplies through 377 retail stores in 30 states; a nationwide mail order catalog; and an Internet E-commerce capability. The Company also repackages certain bulk chemical products for retail sale. The Company's business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending June and September.

(3)    Inventories

     Inventories consists of the following:

                                      December 30,           September 30,
Amounts in thousands                     2000                   2000
-------------------------------------------------------------------------------

Raw materials and supplies               $ 1,716                $   430
Finished goods                            55,999                 57,000
-------------------------------------------------------------------------------
   Total Inventories                     $57,715                $57,430
===============================================================================

Leslie's Poolmart, Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

   Leslie's Poolmart, Inc. is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company currently markets its products through 377 Company-owned retail stores in 30 states; a nationwide mail order catalog; and an Internet E-commerce capability. Leslie's is vertically integrated, operating a chemical repackaging facility in Ontario, California. It supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Bridgeport, New Jersey; and Covington, Kentucky.

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

Results of Operations

     13 Weeks Ended December 30, 2000 Compared to 13 Weeks Ended January 1, 2000

   Net Sales. Net sales for the 13 weeks ended December 30, 2000 were $28.6 million compared to $30.9 million for the 13 weeks ended January 1, 2000. The 7.5% decrease was due primarily to the strong comparable sales recorded during the prior year, the Company's decision to reduce promotional spending as compared to prior years levels and the elimination of business in certain commercial and service markets. Retail comparable store sales for the 13 weeks of fiscal 2001, decreased 8.7% from the 13 weeks in fiscal 2000.

   Gross Profit. Gross profit for the 13 weeks ended December 30, 2000 was $11.0 million compared to $11.2 million for the 13 weeks ended January 1, 2000. As a percentage of sales, gross profit was 38.5% for the 13 weeks of fiscal 2001 compared to 36.2% for the 13 weeks of fiscal 2000. Gross profit as a percentage of sales for the 13 weeks 2000 improved primarily due to the Company's decision to moderate its promotional spending as compared to the prior year.

   Operating and Administrative Expenses. Operating and administrative expenses for the 13 weeks ended December 30, 2000, excluding an unusual charge of $1.5 million for expenses associated with the Company's relocation of its Corporate office from Chatsworth, California to Phoenix, Arizona, were $24.1 million compared to $25.0 million for the 13 weeks ended January 1, 2000. Operating and administrative expenses as a percentage of sales were 84.2% for the 13 ended December 30, 2000 compared to 80.9% for the 13 ended January 1, 2000. Operating expenses for the fiscal 2001 quarter decreased as compared to the 2000 quarter primarily due to effective expense controls during the quarter. On a rate basis, expenses increased as a percentage of sales due to the reduction in sales and increases in occupancy costs due to the increased store count.

   Operating Loss. Operating loss, excluding the unusual charge, for the 13 weeks ended December 30, 2000 was reduced $0.7 million from a $13.8 million loss for the 13 weeks ended January 1, 2000. The improvement in the quarter was due to the improved gross margin rates and effective expense controls.

   Other Income and Expense. Net interest expense was $2.8 million for the 13 weeks ended December 30, 2000 compared to $3.0 million for the 13 weeks ended January 1, 2000. The decrease in interest expense was due primarily to lower average debt balances in the quarter.

   Income Taxes. The Company's income tax benefit for the 13 weeks ended December 30, 2000 was $7.3 million as compared to a $7.7 million benefit for the 13 weeks ended January 1, 2000.

   EBITDA. Excluding the unusual charge for expenses associated with the Company's move, the EBITDA loss for the 13 weeks ended December 30, 2000 was $10.8 million, versus an EBITDA loss of $11.7 million, for the 13 weeks ended January 1, 2000.

EBITDA is determined as follows:

                                  December 30,              January 1,
Amounts in thousands                 2000                      2000
-------------------------------------------------------------------------------

Operating loss                      $(14,540)                 $(13,802)
Depreciation                           2,045                     1,919
Amortization                             185                       185
Unusual expense                        1,466                         -
-------------------------------------------------------------------------------

  EBITDA loss                       $(10,844)                 $(11,698)
===============================================================================


Financial Condition, Liquidity and Capital Resources

   Changes in Financial Condition. Between September 30, 2000 and December 30, 2000, total current assets decreased $2.1 million primarily as the result of reductions in accounts receivable which decreased $5.4 million during the period.

   During the same period, current liabilities decreased $20.0 million due primarily to a reduction in accounts payable partially offset by a $4.3 decrease in current income tax liabilities. The change in accounts payable reflects the timing of payments between periods while the reduced income tax liability reflects the accrued tax benefit associated with the quarterly operating loss.

   Liquidity and Capital Resources. Net cash used by operating activities was $25.5 million for the 13 weeks ended December 30, 2000 compared to net cash used by operating activities of $12.7 million for the same period in the prior year. The change in the 13 weeks 2001 compared to 2000 was due primarily to decreases in accrued expenses and accounts payable, partially offset by the reduction in accounts receivable.

   Capital expenditures for the 13 weeks ended December 30, 2000 were $0.9 million. Capital expenditures are expected to range between $6.0 and $9.0 million for fiscal 2001. It is anticipated that the balance of 2001 capital expenditures will be funded out of cash provided by operations and borrowings under the working capital revolver.

   Net cash provided by financing activities for the 13 weeks ended December 30, 2000 was $26.4 million. Funds borrowed under the revolving credit portion of the Company's credit facility are restricted to working capital and general corporate purposes. The level of borrowings under the Company's revolving debt is dependent primarily upon cash flows from operations, the timing of disbursements, long-term borrowing activity and capital expenditure requirements.

   The Company believes its internally generated funds, as well as its borrowing capacity, are adequate to meet its working capital needs, maturing obligations and capital expenditure requirements, including those relating to the opening of new stores and the relocation of the corporate office.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K - None




                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    LESLIE'S POOLMART, INC.



                    By:  /s/ Lawrence H. Hayward
                         ----------------------------
                         Lawrence H. Hayward
                         President and
                         Chief Executive Officer

                    Date:  February 13, 2001



                    By:  /s/ Donald J. Anderson
                         ---------------------------
                         Donald J. Anderson
                         Executive Vice-President and
                         Chief Financial Officer

                    Date:  February 13, 2001