Form 10-Q
period 2001-03-31
LESLIES POOLMART INC
filed 2001-05-15
CIK 866048

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                              -------------------

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended March 31, 2001

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

                                    Yes  [x]   No  [ ]

The number of shares of the registrant's Common Stock outstanding at May 8, 2001 was 7,057,105 shares.

================================================================================

                            LESLIE'S POOLMART, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q

                 For the Quarterly Period Ended March 31, 2001

                                     INDEX



Part I.  Financial Information                                           Page
Item 1.     Financial Statements

            Consolidated Balance Sheets as of March 31, 2001 (unaudited)
            and September 30, 2000                                                        1

            Consolidated Statements of Operations for the 13 weeks and 26 weeks
            Ended March 31, 2001 (unaudited) and April 1, 2000 (unaudited)                2

            Consolidated Statements of Cash Flows for the 26 weeks ended
            March 31, 2001 (unaudited) and April 1, 2000 (unaudited)                      3

            Notes to Consolidated Financial Statements (unaudited)                        4

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                     5

Part II.  Other Information                                                               8

Signatures                                                                                8

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
Leslie's Poolmart, Inc. and Subsidiaries


Consolidated Balance Sheets
--------------------------------------------------------------------------------------------------------------------
Amounts In Thousands, except share amounts
                                                                                     March 31,         September 30,
                                                                                       2001                 2000
--------------------------------------------------------------------------------------------------------------------
Assets                                                                             (unaudited)
Current assets:
        Cash and cash equivalents                                                    $    202             $    199
        Accounts receivable, net                                                        4,993                9,143
        Inventories                                                                    85,368               57,430
        Prepaid expenses and other current assets                                       1,637                1,334
        Deferred tax assets                                                            14,797                6,335
--------------------------------------------------------------------------------------------------------------------
        Total current assets                                                          106,997               74,441

Property, plant and equipment, at cost, net of accumulated depreciation                44,916               46,678
Goodwill, net                                                                           8,002                8,114
Intangible assets, net of accumulated amortization                                      2,070                2,583
Other assets                                                                              450                  496
--------------------------------------------------------------------------------------------------------------------
                                                                                     $162,435             $132,312
====================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
        Accounts payable                                                             $ 44,361             $ 24,141
        Accrued expenses                                                               13,725               18,102
        Income taxes payable                                                                -                4,273
        Current maturities of long-term debt                                               93                  108
--------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                      58,179               46,624

Deferred tax liabilities                                                                3,037                3,036
Line of credit borrowings, net                                                         42,404                1,902
Long-term debt, excluding current maturities                                              985                  988
Senior Notes                                                                           90,000               90,000
--------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                             194,605              142,550

Preferred Stock, $0.001 par value; Authorized - 2,000,000 shares;
        Issued and outstanding - 28,000 Series A at December 30, 2000
        And September 30, 2000; liquidation preference $28,000,000                     39,856               37,526

Commitments and contingencies                                                               -                    -

Shareholder's equity (deficit):
        Common stock, $0.001 par value, authorized 12,000,000 shares,
           Issued and outstanding 7,057,105 shares at March 31, 2001
            and 7,334 880 at September 30, 2000, respectively                               1                    1

        Loan to officers                                                                 (450)                   -
        Additional paid-in capital                                                    (45,294)             (44,795)
        Deficit                                                                       (26,283)              (2,970)
--------------------------------------------------------------------------------------------------------------------
        Total shareholders' deficit                                                   (72,026)             (47,764)
--------------------------------------------------------------------------------------------------------------------
                                                                                     $162,435             $132,312
=====================================================================================================================

See accompanying notes to consolidated financial statements.

Leslie's Poolmart, Inc. and Subsidiaries

Consolidated Statements of Operations
Amounts In Thousands

---------------------------------------------------------------------------------------------------------------------------
                                                                  13 Weeks Ended                     26 Weeks Ended
                                                             -------------------------           -----------------------
                                                              March 31,        April 1,          March 31,       April 1,
                                                               2001              2000              2001            2000
---------------------------------------------------------------------------------------------------------------------------
                                                                   (unaudited)                         (unaudited)
---------------------------------------------------------------------------------------------------------------------------
Sales                                                        $ 32,559           $ 37,683          $ 61,144          $ 68,573
Cost of merchandise sold and services sold,
 including warehousing and transportation expenses             19,031             24,269            36,613            43,980
----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                   13,528             13,414            24,531            24,593

Operating and administrative expense                           26,751             29,193            50,828            54,175
Stock compensation expense                                          -                424                 -               424
Unusual expense                                                     -                  -             1,466                 -
----------------------------------------------------------------------------------------------------------------------------
Operating loss                                                (13,223)           (16,203)          (27,763)          (30,006)

Other expenses/(income):
       Interest expense, net                                    3,533              3,410             6,351             6,442
       Other expense/(income)                                    (186)               335                15               636
----------------------------------------------------------------------------------------------------------------------------
Total other expense                                            (3,347)            (3,745)           (6,366)           (7,078)
----------------------------------------------------------------------------------------------------------------------------

Net loss before taxes                                         (16,570)           (19,948)          (34,129)          (37,084)

Income tax benefit                                             (5,818)            (8,996)          (13,146)          (16,725)
----------------------------------------------------------------------------------------------------------------------------

Net loss                                                      (10,752)           (10,952)          (20,983)          (20,359)

Series A Preferred Stock dividends and accretion               (1,251)            (1,065)           (2,330)           (2,093)
----------------------------------------------------------------------------------------------------------------------------
Loss applicable to common shareholders                       $(12,003)          $(12,017)         $(23,313)         $(22,452)
============================================================================================================================

See accompanying notes to consolidated financial statements.

Leslie's Poolmart, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

------------------------------------------------------------------------------------------------------------------
Amounts in Thousands
------------------------------------------------------------------------------------------------------------------
                                                                                           26 Weeks Ended
                                                                                    March 31,            April 1,
                                                                                      2001                 2000
------------------------------------------------------------------------------------------------------------------
                                                                                    (unaudited)       (unaudited)
Operating activities:
   Net loss                                                                          $(20,983)            $(20,359)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Depreciation and amortization                                                     4,349                4,605
      Amortization of loan fees and discounts                                             350                  273
      Deferred income taxes                                                            (8,461)             (12,187)
      Loss on disposition of assets                                                        15                  636
      Compensation recognized for stock options                                             -                  424
   Changes in operating assets and liabilities
      Accounts and other receivables                                                    4,150                2,284
      Inventories                                                                     (27,938)             (24,131)
      Prepaid expenses and other                                                         (303)                (368)
      Other assets                                                                         46                   21
      Accounts payable and accrued liabilities                                         15,843               36,694
      Income taxes                                                                     (4,273)              (4,999)
------------------------------------------------------------------------------------------------------------------
   Net cash used in operating activities                                              (37,205)             (17,107)
------------------------------------------------------------------------------------------------------------------
Investing activities:
      Additions to property and equipment                                              (2,344)              (6,407)
      Proceeds from sale of property and equipment                                         17                   42
------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                               (2,327)              (6,365)
------------------------------------------------------------------------------------------------------------------
Financing activities:
      Net short-term borrowings                                                        40,502               23,493
      Payments on long-term debt                                                          (18)                 (14)
      Purchase of common stock                                                           (499)                   -
      Loan to officers                                                                   (450)                   -
------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                           39,535               23,479
------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                   3                    7

Cash and cash equivalents and beginning of period                                         199                  193
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $    202             $    200
==================================================================================================================

See accompanying notes to consolidated financial statements.

Leslie's Poolmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(1)  Presentation and Financial Information

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 29, 2001.

         The balance sheet at March 31, 2001 has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

         On February 15, 2001, the Board of Directors approved a resolution to amend the Corporation's Certificate of Incorporation (the "Charter Amendment") to effectuate a 5 for 1 stock split whereby each outstanding share of the Corporation's common stock, par value $.001 per share, was converted into five shares of common stock. Following approval by the Corporation's shareholders, the Charter Amendment was filed with the Delaware Secretary of State on February 22, 2001. The consolidated financial statements reflect the split as though it occurred at beginning of the periods presented.

         During the first quarter 2001, the Company recorded an additional $1.5 million for expenses associated with its Corporate headquarter relocation to Phoenix, Arizona. Termination expenses of $0.7 million were paid to approximately 100 employees that did not relocate to Arizona. It is anticipated that the majority of the relocation costs have been expensed and that there will not be any material changes in future periods.

         For further information, refer to the consolidated financial statements and footnotes thereto included in Leslie's Poolmart, Inc.'s annual report on Form 10-K for the year ended September 30, 2000.

(2)  Organization and Operation

         Leslie's Poolmart, Inc. is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie's Swimming Pool Supplies through 387 retail stores in 30 states; a nationwide mail order catalog; and an Internet E-commerce capability. The Company also repackages certain bulk chemical products for retail sale. The Company's business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending June and September.

(3)  Inventories

     Inventories consists of the following:

                                                            March 31,               September 30,
Amounts in thousands                                           2001                     2000
-------------------------------------------------------------------------------------------------
Raw materials and supplies                                     $ 2,746                  $   430
Finished goods                                                  82,622                   57,000
-------------------------------------------------------------------------------------------------
  Total Inventories                                            $85,368                  $57,430
=================================================================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     Leslie's Poolmart, Inc. is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company currently markets its products through 387 Company-owned retail stores in 30 states; a nationwide mail order catalog; and an Internet E-commerce capability. Leslie's is vertically integrated, operating a chemical repackaging facility in Ontario, California. It supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Bridgeport, New Jersey; and Covington, Kentucky.

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

Results of Operations

     Net Sales. Net sales for the 13 weeks ended March 31, 2001 were $32.6 million compared to $37.7 million for the 13 weeks ended April 1, 2000. The 13.6% decrease due primarily to unseasonably cool weather, the Company's decision to reduce promotional spending as compared to prior years levels and the elimination of low margin business in certain commercial and service markets. Year-to-date sales were $61.1 million as compared to $68.6 million in the prior year. Retail comparable store sales for the 13 weeks and 26 six weeks of fiscal 2001, decreased 13.1% and 11.1%, respectively as compared to the prior year sales.

     Gross Profit.  Gross profit for the 13 weeks ended March 31, 2001 was $13.5
million compared to $13.4 million for the 13 weeks ended April 1, 2000.   As a
percentage of sales, gross profit was 41.6% for the 13 weeks of fiscal 2001 compared to 35.6% for the 13 weeks of fiscal 2000. Gross profit as a percentage of sales for the 13 weeks 2000 improved partially as a result of the Company's decision to moderate its promotional spending as compared to the prior year, reduced distribution expenses and improved acquisition costs. For the 26 weeks ended March 31, 2001, gross profit was $24.5 million as compared to $24.6 million in the prior year. As a percentage of sales, gross profit was 40.1% as compared to 35.9% in the prior year.

     Operating and Administrative Expenses. Operating and administrative expenses for the 13 weeks ended March 31, 2001, were $26.8 million compared to $29.6 million for the 13 weeks ended April 1, 2000. Operating and administrative expenses as a percentage of sales were 82.2% for the 13 weeks ended March 31, 2001 compared to 78.6% for the 13 weeks ended April 1, 2000. Operating expenses for the fiscal 2001 quarter decreased as compared to the 2000 quarter primarily due to effective expense controls during the quarter. On a rate basis, expenses increased as a percentage of sales due to the reduction in sales and increases in occupancy costs due to the increased store count. For the 26 weeks ended March 31, 2001, excluding an unusual charge of $1.5 million for expenses associated with the Company's relocation of its Corporate office from Chatsworth, California to Phoenix, Arizona, operating expenses were $50.8 million compared to $54.6 million for the 26 weeks ended April 1, 2000.

     Operating Loss. Operating loss, for the 13 weeks ended March 31, 2001 was reduced $3.0 million from a $16.2 million loss during the 13 weeks ended April 1, 2000. The improvement in the quarter was due to the improved gross margin rates and effective expense controls. Operating loss for the 26 weeks ended March 31, 2001, excluding the unusual charge in the first quarter, was reduced $3.7 million as compared to a $30.0 million loss in the first half of last year.

     Other Income and Expense. Net interest expense was $3.5 million for the 13 weeks ended March 31, 2001 compared to $3.4 million for the 13 weeks ended April 1, 2000. The increase in interest expense was due primarily to higher average debt balances in the quarter. For the 26 weeks ended March 31, 2001, net interest expense was $6.4 million as compared to $6.4 million in the prior year.

     Income Taxes. The Company's income tax benefit for the 13 weeks ended March 31, 2001 was $5.8 million as compared to a $9.0 million benefit for the 13 weeks ended April 1, 2000. For the 26 weeks end March 31, 2001, the income tax benefit was $13.1 million as compared to $16.7 million in the prior year.

     EBITDA. The EBITDA loss for the 13 weeks ended March 31, 2001 was $11.1 million, versus an EBITDA loss of $13.7 million, for the 13 weeks ended April 1, 2000. For the 26 weeks ended March 31, 2001, the EBITDA loss was reduced by $3.5 million as compared to a loss of $25.4 million in the prior year.

EBITDA is determined as follows:

                                                   13 Weeks Ended                                 26 Weeks Ended
---------------------------------------------------------------------------      ----------------------------------------
                                             March 31,            April 1,                  March 31,            April 1,
Amounts in thousands                           2001                 2000                      2001                2000
---------------------------------------------------------------------------      ----------------------------------------
Operating loss                                $(13,223)            $(16,203)                 $(27,763)           $(30,006)
Depreciation                                     2,028                1,891                     4,074               3,811
Amortization                                        90                  185                       275                 371
Unusual Charge                                       -                    -                     1,466                   -
Non-cash compensation                                -                  424                         -                 424
---------------------------------------------------------------------------      ----------------------------------------
  EBITDA loss                                 $(11,105)            $(13,703)                 $(21,948)           $(25,400)
============================================================================     ========================================


Financial Condition, Liquidity and Capital Resources

     Changes in Financial Condition. Between September 30, 2000 and March 31, 2001, total current assets increased by $32.6 million primarily as the result of increases in inventory partially offset by decreases in accounts receivable which decreased $4.2 million during this period.

     During the same period, current liabilities increased $11.6 million due primarily to an increase in accounts payable partially offset by a $4.3 million decrease in current income tax liabilities. The change in accounts payable reflects the timing of payments between periods while the reduced income tax liability reflects the accrued tax benefit associated with the quarterly operating loss.

     Liquidity and Capital Resources. Net cash used by operating activities was $37.2 million for the 26 weeks ended March 31, 2001 compared to net cash used by operating activities of $17.1 million for the same period in the prior year.
The change in the 26 weeks 2001 compared to 2000 was due primarily to larger increases in inventory than accounts payable, partially offset by the reduction in accounts receivable.

     Capital expenditures for the 26 weeks ended March 31, 2001 were $2.3 million. Capital expenditures are expected to range between $6.0 and $9.0 million for fiscal 2001. It is anticipated that the balance of 2001 capital expenditures will be funded out of cash provided by operations and borrowings under the working capital revolver.

     Net cash provided by financing activities for the 26 weeks ended March 31, 2001 was $39.5 million. Funds borrowed under the revolving credit portion of the Company's credit facility are restricted to working capital and general corporate purposes. The level of borrowings under the Company's revolving debt is dependent primarily upon cash flows from operations, the timing of disbursements, long-term borrowing activity and capital expenditure requirements.

     On February 15, 2001, the Board of Directors approved a resolution to amend the Corporation's Certificate of Incorporation to effectuate a 5 for 1 stock split whereby each outstanding share of the Corporation's common stock, par value $.001 per share, was converted into five shares of common stock.
Following approval by the Corporation's shareholders, the Charter Amendment was filed with the Delaware Secretary of State on February 22, 2001. The consolidated financial statements reflect the split as though it occurred at beginning of the periods presented.

     On March 23, 2001, the Company individually, and Lawrence Hayward, President and CEO, Donald Anderson, Executive Vice President and CFO, and Green Equity Investors II, L.P., the ("Purchasers") entered into two separate Stock Purchase Agreements, the ("Agreements") with Brian P. McDermott, ("McDermott") the Company's former President and CEO (the "McDermott Transactions"). Pursuant to the Agreements, the Company repurchased 277,775 shares of the Company's voting common stock held by McDermott for an aggregate purchase price of $499,995 and the Purchasers acquired the remaining 554,985 shares of the Company's voting common stock held by McDermott for an aggregate purchase price of $998,973. Also pursuant to the Agreements, (i) McDermott's existing options were cancelled and of no further effect; (ii) McDermott resigned from his position as a director on the Board of Directors of the Company; and (iii) the existing Consulting Agreement, dated as of December 31, 1999, between McDermott and the Company was terminated.

     As part of the McDermott Transactions, the Company entered into separate loan agreements with each of Mr. Hayward and Mr. Anderson, pursuant to which the Company loaned $225,000 to each of Hayward and Anderson, respectively, thereby providing a portion of the funds required for each of Anderson and Hayward to purchase the shares of the Company's common stock held by McDermott. Each Loan, together with all accrued interest, will be due and payable to the Company in full, on the earlier of: 1) the date which is 7 years from the date hereof; or
2) the termination of Borrower's employment with the Company for any reason, other than a termination by the Company, and is secured by a portion of the shares being purchased by each of Hayward and Anderson, pursuant to Pledge Agreements executed concurrently by each of Hayward and Anderson. Additionally, the Company and Foothill Capital Corporation executed a first amendment to the existing Loan and Security Agreement to effectively permit the Company to make loans to employees in an aggregate amount not to exceed $500,000 at any time, compared to the previous limit of $250,000.

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

                           PART II. OTHER INFORMATION
                           --------------------------


Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

     (a) The exhibits set forth in the Exhibit Index on page 9 hereof are filed with this quarterly report on Form 10-Q.

     (b) There were no reports on Form 8-K filed with this quarterly report on Form 10-Q.



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

                                       Date: May 14, 2001



                                       By: /s/ Donald J. Anderson
                                          ---------------------------
                                          Donald J. Anderson
                                          Executive Vice-President and
                                          Chief Financial Officer

                                       Date:  May 14, 2001

                            Leslie's Poolmart, Inc.

                                 Exhibit Index



The following exhibits are attached as indicated:


Exhibit
Number      Description of Exhibit
-------     ----------------------

3.1 Amendment to Certificate of Incorporation, filed with the Delaware Secretary of State on February 22, 2001

10.23       Amendment Number One to Loan and Security Agreement

10.24       Leslie's Poolmart, Inc. Stock Repurchase Agreement

10.25       Stock Purchase Agreement Among Individuals

10.26 Secured, Non-recourse Promissory Note and Pledge Agreement - Lawrence H. Hayward

10.27 Secured, Non-recourse Promissory Note and Pledge Agreement - Donald J. Anderson