Form 10-Q
period 2001-06-30
LESLIES POOLMART INC
filed 2001-08-14
CIK 866048

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended June 30, 2001
                                        or

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

  The number of shares of the registrant's Common Stock outstanding at August 14, 2001 was 7,057,105 shares.


================================================================================

                            LESLIE'S POOLMART, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q

                  For the Quarterly Period Ended June 30, 2001

                                     INDEX

Part I.  Financial Information                                          Page
                                                                        ----
   Item 1.  Financial Statements

            Consolidated Balance Sheets as of
            June 30, 2001 (unaudited) and September 30, 2000              1

            Consolidated Statements of Operations for the 13 weeks
            and 39 weeks Ended June 30, 2001 (unaudited) and July 1,
            2000 (unaudited)                                              2

            Consolidated Statements of Cash Flows for the 39 weeks
            ended June 30, 2001 (unaudited) and July 1, 2000
            (unaudited)                                                   3

            Notes to Consolidated Financial Statements (unaudited)        4

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           5

Part II.  Other Information                                               8

Signatures                                                                8

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
Leslie's Poolmart, Inc. and Subsidiaries

Consolidated Balance Sheets
-------------------------------------------------------------------------------------------------------------------
Amounts In Thousands, except share amounts
-------------------------------------------------------------------------------------------------------------------
                                                                                    June 30,         September 30,
                                                                                      2001               2000
-------------------------------------------------------------------------------------------------------------------
Assets                                                                              (unaudited)
Current assets:
        Cash and cash equivalents                                                   $    203            $    199
        Accounts receivable, net                                                       8,613               9,143
        Inventories                                                                   79,907              57,430
        Prepaid expenses and other current assets                                      2,962               1,334
        Deferred tax assets                                                            4,035               6,335
-------------------------------------------------------------------------------------------------------------------
        Total current assets                                                          95,720              74,441

Property, plant and equipment, at cost, net of accumulated depreciation               44,375              46,678
Goodwill, net                                                                          7,934               8,114
Intangible assets, net of accumulated amortization                                     1,907               2,583
Other assets                                                                             571                 496
-------------------------------------------------------------------------------------------------------------------
                                                                                    $150,507            $132,312
===================================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
        Accounts payable                                                            $ 42,716            $ 24,141
        Accrued expenses                                                              26,678              18,102
        Income taxes payable                                                               -               4,273
        Current maturities of long-term debt                                              93                 108
-------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                     69,487              46,624

Deferred tax liabilities                                                               3,037               3,036
Line of credit borrowings, net                                                         2,278               1,902
Long-term debt, excluding current maturities                                             945                 988
Senior Notes                                                                          90,000              90,000
-------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                            165,747             142,550

Preferred Stock, $0.001 par value; Authorized - 2,000,000 shares;
        Issued and outstanding - 28,000 Series A at June 30, 2001
        And September 30, 2000; liquidation preference $28,000,000                    41,062              37,526

Commitments and contingencies                                                              -                   -

Shareholder's equity (deficit):
        Common stock, $0.001 par value, authorized 12,000,000 shares,
           Issued and outstanding 7,057,105 shares at June 30, 2001
            and 7,334 880 at September 30, 2000, respectively                              1                   1

        Loan to officers                                                                (450)                  -
        Additional paid-in capital                                                   (45,295)            (44,795)
        Deficit                                                                      (10,558)             (2,970)
-------------------------------------------------------------------------------------------------------------------
        Total shareholders' deficit                                                  (56,302)            (47,764)
-------------------------------------------------------------------------------------------------------------------
                                                                                    $150,507            $132,312
===================================================================================================================

See accompanying notes to consolidated financial statements.

Leslie's Poolmart, Inc. and Subsidiaries

Consolidated Statements of Operations
------------------------------------------------------------------------------------------------------------------------
Amounts In Thousands
------------------------------------------------------------------------------------------------------------------------
                                                                  13 Weeks Ended                    39 Weeks Ended
                                                                ------------------                ------------------
                                                            June 30,           July 1,        June 30,          July 1,
                                                              2001              2000            2001             2000
------------------------------------------------------------------------------------------------------------------------
                                                                    (unaudited)                       (unaudited)
------------------------------------------------------------------------------------------------------------------------
Sales                                                       $140,465          $138,286         $201,609         $206,859
Cost of merchandise sold and services sold,
 including warehousing and transportation expenses            72,778            75,209          109,391          119,189
------------------------------------------------------------------------------------------------------------------------
Gross profit                                                  67,687            63,077           92,218           87,670

Operating and administrative expense                          36,756            34,587           87,584           88,762
Stock compensation expense                                         -                 -                -              424
Unusual expense                                                    -                 -            1,466                -
------------------------------------------------------------------------------------------------------------------------
Operating income/(loss)                                       30,931            28,490            3,168           (1,516)

Other expenses:
            Interest expense, net                              3,116             3,191            9,467            9,633
             Other expense                                        60               106               75              742
------------------------------------------------------------------------------------------------------------------------
Total other expense                                            3,176             3,297            9,542           10,375
------------------------------------------------------------------------------------------------------------------------
Net income/(loss) before taxes                                27,755            25,193           (6,374)         (11,891)

Income tax expense/(benefit)                                  10,824            11,378           (2,322)          (5,347)
------------------------------------------------------------------------------------------------------------------------

Net income/(loss)                                             16,931            13,815           (4,052)          (6,544)

Series A Preferred Stock dividends and accretion              (1,206)           (1,084)          (3,536)          (3,177)
------------------------------------------------------------------------------------------------------------------------
Income/(loss) applicable to common shareholders             $ 18,137          $ 14,899         $ (7,588)        $ (9,721)
========================================================================================================================

See accompanying notes to consolidated financial statements.

Leslie's Poolmart, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
----------------------------------------------------------------------------------------------------------------
Amounts in Thousands
----------------------------------------------------------------------------------------------------------------
                                                                                         39 Weeks Ended
                                                                                   June 30,             July 1,
                                                                                     2001                2000
----------------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)        (unaudited)
Operating activities:
   Net loss                                                                         $ (4,052)           $ (6,544)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
      Depreciation and amortization                                                    6,482               6,329
      Amortization of loan fees and discounts                                            512                 456
      Deferred income taxes                                                            2,300                   -
      Loss on disposition of assets                                                       75                 743
      Compensation recognized for stock options                                            -                 424
   Changes in operating assets and liabilities:
      Accounts and other receivables                                                     530              (1,157)
      Inventories                                                                    (22,477)            (17,167)
      Prepaid expenses and other                                                      (1,628)               (546)
      Other assets                                                                       (75)                 32
      Accounts payable and accrued liabilities                                        27,151              33,162
      Income taxes                                                                    (4,272)             (4,479)
----------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                           4,546              11,253
----------------------------------------------------------------------------------------------------------------

Investing activities:
      Additions to property and equipment                                             (4,043)             (7,904)
      Proceeds from sale of property and equipment                                       133                 442
----------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                              (3,910)             (7,462)
----------------------------------------------------------------------------------------------------------------

Financing activities:
      Net short-term borrowings                                                          376              (3,302)
      Payments on long-term debt                                                         (58)                (57)
      Payments of deferred financing costs                                                 -                (424)
      Purchase of common stock                                                          (500)                  -
      Loan to officers                                                                  (450)                  -
----------------------------------------------------------------------------------------------------------------
   Net cash used in financing activities                                                (632)             (3,783)
----------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                  4                   8

Cash and cash equivalents and beginning of period                                        199                 193
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $    203            $    201
================================================================================================================

See accompanying notes to consolidated financial statements.

Leslie's Poolmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(1)  Presentation and Financial Information

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 39 weeks ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended September 29, 2001.

        The balance sheet at June 30, 2001 has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

(2)  Organization and Operation

        Leslie's Poolmart, Inc. is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie's Swimming Pool Supplies through 391 retail stores in 30 states; a nationwide mail order catalog; and an Internet E-commerce capability. The Company also repackages certain bulk chemical products for retail sale. The Company's business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending June and September.

(3)  Inventories

     Inventories consists of the following:

                                                             June 30,             September 30,
Amounts in thousands                                           2001                   2000
-----------------------------------------------------------------------------------------------
Raw materials and supplies                                    $ 3,240                $   430
Finished goods                                                 76,667                 57,000
-----------------------------------------------------------------------------------------------
  Total Inventories                                           $79,907                $57,430
===============================================================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     Leslie's Poolmart, Inc. is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company currently markets its products through 391 Company-owned retail stores in 30 states; a nationwide mail order catalog; and an Internet E-commerce capability. Leslie's is vertically integrated, operating a chemical repackaging facility in Ontario, California. It supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Bridgeport, New Jersey; and Covington, Kentucky.

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

Results of Operations

     Net Sales. Net sales for the 13 weeks ended June 30, 2001 were $140.5 million compared to $138.3 million for the 13 weeks ended July 1, 2000. The 1.6% increase was due to additional store openings during the fiscal year partially offset by the closure of certain unprofitable retail locations and the closure of certain service centers. Sales were also impacted by unseasonably cool weather experienced in certain markets during the early part of the quarter. Year-to-date sales were $201.6 million as compared to $206.9 million in the prior year. Retail comparable store sales for the 13 weeks increased 1.3% versus the prior year and year-to-date sales decreased 2.8%, as compared to the prior year sales.

     Gross Profit.  Gross profit for the 13 weeks ended June 30, 2001 was $67.7
million compared to $63.1 million for the 13 weeks ended July 1, 2000.   As a
percentage of sales, gross profit was 48.2% for the 13 weeks of fiscal 2001 compared to 45.6% for the 13 weeks of fiscal 2000. Gross profit as a percentage of sales for the 13 weeks 2000 improved partially as a result of the Company's decision to moderate its promotional spending as compared to the prior year, lower distribution expenses and improved acquisition and manufacturing costs. For the 39 weeks ended June 30, 2001, gross profit was $92.2 million as compared to $87.7 million in the prior year. As a percentage of sales, gross profit was 45.7% as compared to 42.4% in the prior year.

     Operating and Administrative Expenses. Operating and administrative expenses for the 13 weeks ended June 30, 2001, were $36.8 million compared to $34.6 million for the 13 weeks ended July 1, 2000. Operating and administrative expenses as a percentage of sales were 26.2% for the 13 weeks ended June 30, 2001 compared to 25.0% for the 13 weeks ended July 1, 2000. Operating expenses for the fiscal 2001 quarter increased as compared to the 2000 quarter primarily from increased occupancy costs due to the new store openings, increased advertising and other operating expenses during the quarter. For the 39 weeks ended June 30, 2001, excluding an unusual charge of $1.5 million for expenses associated with the Company's relocation of its Corporate office from Chatsworth, California to Phoenix, Arizona, operating expenses were $87.6 million compared to $89.2 million for the 39 weeks ended July 1, 2000.

     Operating Income/(Loss). Operating income, for the 13 weeks ended June 30, 2001 was $30.9 million as compared to $28.5 million during the 13 weeks ended July 1, 2000. The $2.4 million improvement in the quarter was due primarily to the improved gross margin during the quarter. Operating income for the 39 weeks ended June 30, 2001, excluding the unusual charge in the first quarter, improved by $6.1 million to $4.6 million as compared to a $1.5 million loss for the 39 weeks ended July 1, 2000.

     Other Income and Expense. Net interest expense was $3.1 million for the 13 weeks ended June 30, 2001 as compared to $3.2 million for the 13 weeks ended July 1, 2000. For the 39 weeks ended June 30, 2001, net interest expense was $9.5 million as compared to $9.6 million in the prior year.

     Income Taxes. The Company's income tax expense for the 13 weeks ended June 30, 2001 was $10.8 million as compared to $11.4 million for the 13 weeks ended July 1, 2000. For the 39 weeks ended June 30, 2001, the income tax benefit was $2.3 million as compared to a $5.3 million benefit in the prior year.

     EBITDA. EBITDA for the 13 weeks ended June 30, 2001 was $33.1 million, versus EBITDA of $30.6 million, for the 13 weeks ended July 1, 2000. For the 39 weeks ended June 30, 2001, EBITDA improved by $5.9 million to $11.1 million as compared to $5.2 million in the prior year.

EBITDA is determined as follows:

                                                  13 Weeks Ended                            39 Weeks Ended
-------------------------------------------------------------------------------------------------------------------
                                            June 30,            July 1,               June 30,           July 1,
Amounts in thousands                          2001               2000                   2001               2000
-------------------------------------------------------------------------------------------------------------------
Operating income/(loss)                      $30,931            $28,490                $ 3,168           $(1,516)
Depreciation                                   2,064              1,962                  6,138             5,773
Amortization                                      69                185                    344               556
Unusual Charge                                     -                  -                  1,466                 -
Non-cash compensation                              -                  -                      -               424
-------------------------------------------------------------------------------------------------------------------
  EBITDA                                     $33,064            $30,637                $11,116           $ 5,237
===================================================================================================================

Financial Condition, Liquidity and Capital Resources

     Changes in Financial Condition. Between September 30, 2000 and June 30, 2001, total current assets increased by $21.3 million primarily as the result of increases in inventory partially offset by decreases in accounts receivable and deferred taxes during the same period.

     During the same period, current liabilities increased $22.9 million due primarily to an increase in accounts payable and accrued liabilities partially offset by a $4.3 million decrease in current income tax liabilities. The change in accounts payable reflects the timing of payments between periods.

     Liquidity and Capital Resources. Net cash provided by operating activities was $4.5 million for the 39 weeks ended June 30, 2001 compared to net cash provided by operating activities of $11.3 million for the same period in the prior year. The change in the 39 weeks 2001 compared to 2000 was due primarily to larger increases in inventory than accounts payable, partially offset by the reduction in accounts receivable.

     Capital expenditures for the 39 weeks ended June 30, 2001 were $4.0 million. Capital expenditures are expected to range between $6.0 and $9.0 million for fiscal 2001. It is anticipated that the balance of 2001 capital expenditures will be funded out of cash provided by operations and borrowings under the working capital revolver.

     Net cash used in financing activities for the 39 weeks ended June 30, 2001 was $0.6 million. Funds borrowed under the revolving credit portion of the Company's credit facility are restricted to working capital and general corporate purposes. The level of borrowings under the Company's revolving debt is dependent primarily upon cash flows from operations, the timing of disbursements, long-term borrowing activity and capital expenditure requirements.

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


                               LESLIE'S POOLMART, INC.



                               By: /s/ Lawrence H. Hayward
                                  ----------------------------
                                  Lawrence H. Hayward
                                  President and
                                  Chief Executive Officer

                               Date: August 14, 2001


                               By: /s/ Donald J. Anderson
                                  ----------------------------
                                  Donald J. Anderson
                                  Executive Vice-President and
                                  Chief Financial Officer

                               Date: August 14, 2001