Form 10-K405
period 2001-09-29
LESLIES POOLMART INC
filed 2001-12-27
CIK 866048

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: September 29, 2001
                                       or
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to ____________.

                        Commission file number: 0-18741

                            LESLIE'S POOLMART, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                              95-4620298
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

                        3925 E. Broadway Road, Suite 100
                            Phoenix, Arizona  85040
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (602) 366-3999


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

The Number of Shares of Common Stock outstanding as of December 21, 2001 was 7,065,438.

                      DOCUMENTS INCORPORATED BY REFERENCE
                        (To the Extent Indicated Herein)

                                    PART I

ITEM 1.  BUSINESS

  Leslie's Poolmart, Inc. ("Leslie's" or the "Company") is the leading national specialty retailer of swimming pool supplies and related products. These products primarily consist of regularly purchased, non-discretionary pool maintenance items such as chemicals, equipment, cleaning accessories and parts, and also include fun, safety and fitness-oriented recreational items. The Company currently markets its products under the trade name Leslie's Swimming Pool Supplies through 391 company-owned retail stores in 30 states and through mail order catalogs sent to selected pool owners nationwide.

  The Company provides its customers a comprehensive selection of high quality products, competitive every day low prices and superior customer service through knowledgeable and responsive sales personnel who offer a high level of technical assistance at convenient store locations. The typical Leslie's store contains 4,000 square feet of space, is located either in a strip center or on a freestanding site in an area of heavy retail activity, and draws its customers primarily from an approximately three-mile trade area. The Company maintains a proprietary mailing list of approximately 5 million addresses, including approximately 88% of the residential in-ground pools in the U.S. This highly focused list of target customers is central to the Company's direct mail marketing efforts, which support both its retail store and mail order operations.

History

  The Company is a successor to the original Leslie's Poolmart founded in 1963 ("Poolmart"). From its inception in 1963 through the end of 1987, Leslie's Poolmart grew steadily in sales and number of stores. In September 1988, Leslie's Poolmart was purchased in a highly leveraged transaction by an investment group led by Hancock Park Associates (''HPA''). The purchase was accomplished by means of a merger, with Leslie's Poolmart, a California corporation ("Leslie's California") as the surviving entity. Leslie's California completed an initial public offering in April 1991 and in August 1992 added 14 stores through the acquisition of a competitor.

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

  The swimming pool supply industry can be divided into four major segments by pool type: residential in-ground swimming pools, residential above-ground swimming pools (usually 12 to 24 feet in diameter), commercial swimming pools and spas or hot tubs. The Company's historical strategy was to focus primarily on the residential in-ground pool owner. In recent years, the Company has expanded its activities to more aggressively address the commercial and above-ground markets as well. In the residential categories, the Company markets its products primarily to the ''do-it-yourself'' market as opposed to those pool owners who hire pool servicers. Through its rapidly growing commercial business, products and services are offered to all non-residential pool installations as well as to pool service companies which maintain either residential or commercial pools.

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

Products

  Leslie's offers its customers a comprehensive selection of products necessary to satisfy their swimming pool supply needs. During 2001, the Company stocked approximately 2,000 items in each store, with more than 15,000 additional items available through its Xpress Parts program and special order processes. In 2001, approximately 250 items were displayed in the Company's residential mail order catalogs and 770 items were in the commercial catalog, although special order procedures make nearly all Leslie's products available to mail order customers as well.

  The Company's major product categories are pool chemicals; major equipment; cleaning and testing equipment; pool covers, reels, and liners; above-ground pools in a limited number of stores; and recreational items (which include swimming pool floats, games, lounges, masks, fins, snorkels and other "impulse" items).

  Non-discretionary and regularly consumed products such as pool chemicals, major equipment and parts represented approximately 80% of total sales in fiscal 2001. The Company's non-discretionary products have long shelf lives and are generally not prone to either obsolescence or shrinkage due to the high percentage of Leslie's business which is attributable to non-discretionary products.

  The Company believes that product quality and availability are key attributes considered by consumers when shopping for pool supplies and that the Company's ability to provide a high quality, in-stock product offering is fundamental to its concept of value leadership. In addition to third-party brand names, Leslie's carries a broad selection of products under the Leslie's brand name. Marketing studies have shown that the Leslie's brand name is one of the three most recognized brands in pool supplies and represents an image of quality to consumers. In fiscal 2001, Leslie's brand name products accounted for approximately 60% of the Company's total sales.

Channels of Distribution

  Retail Store Operations.   At the end of fiscal 2001, Leslie's marketed its
products through 391 retail stores in 30 states under the trade name Leslie's Swimming Pool Supplies. California represents its single largest concentration of stores with 101, while 67 stores are located in Texas, and 94 stores are in the northeast/mid-Atlantic area. Leslie's retail stores are located in areas with high concentrations of swimming pools and typically are approximately 4,000 square feet in size. In addition to the store manager, the typical Leslie's store employs one assistant manager, who is generally a full-time employee. Additionally, Leslie's makes frequent use of part-time and temporary employees to support its full-time employees during peak seasons. During 2001, the Company had 26 district managers, each of whom was responsible for approximately 15 stores.

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

  Leslie's stores in California; Dallas and Houston, Texas; and Las Vegas, Nevada, are supported by the Leslie's Service Department, which offers poolside equipment installation and repair, leak detection and repair, and seasonal opening and closing services. The Service Department utilizes both Company employees and subcontractors to perform these services.

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

  Addresses on the Company's proprietary list that are located within a specified service area of a retail store receive circulars once or twice per month from late March or early April through September or, selectively, through October. As a regular part of Leslie's promotional activities, each mailer highlights specific items which are intended to increase store traffic, and reinforces to the customer the advantages of shopping at Leslie's, which include everyday low pricing, a high level of customer service, and the broad selection of high quality products. Addresses outside the Company's store service areas, and recently active mail order customers within those service areas, receive the Company's mail order catalogs. Occasionally, the Company will utilize local print media when it enters a new market, and is doing so in connection with its above-ground pool sales test markets. New store openings typically involve additional advertising in the first two to three months of operation.

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

  In connection with the operation of its three distribution centers outside of California, the Company has expanded its use of third-party chemical repackagers and its purchase of products already in end-use configurations. These products are also generally packaged under the Leslie's brand name. The Company continually evaluates the cost effectiveness of third-party sourcing versus internal manufacturing in order to minimize its cost of goods. Leslie's will also continue to evaluate the establishment of additional chemical repackaging capabilities, though there are currently no plans for such an investment. In addition to chemicals, a variety of the Company's other products are packaged under the Leslie's brand name.

Distribution

   In 2001, the Company distributed all of its products to its retail stores and to its catalog customers through its leased distribution facilities in Ontario, California; Dallas, Texas; Swedesboro, New Jersey and Covington, Kentucky. Leslie's relocated and consolidated its West Coast distribution operation, along with the Los Angeles repackaging operation, into a 183,000 square foot facility in Ontario, California in early 1997. Leslie's opened its 100,000 square foot Dallas facility in November 1990 and relocated its Swedesboro operations to a new 119,000 square foot facility in March of 1998. In January of 1999, the Company opened its' new 146,000 square foot distribution center in Covington, Kentucky.

   The Company is now purchasing the majority of the chemicals to be distributed from the Dallas, Swedesboro and Covington distribution centers from outside manufacturers rather than obtaining them through its repackaging facility in Southern California. During the height of its seasonal activities, each of the Company's retail stores is generally replenished every 5 to 7 days.

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

Employees

  As of September 29, 2001, Leslie's employed 1,805 persons. During the height of the Company's seasonal activities in 2001, it employed 2,826 persons, including seasonal and part-time store employees who generally are not employed during the off season. The Company is not subject to any collective bargaining agreements and believes that its relationships with its employees are good.

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

ITEM 2.  PROPERTIES

  As of September 29, 2001, the Company operated 391 stores in 30 states. The following table sets forth information concerning the Company's stores:



        State           Number of Stores            State             Number of Stores
        -----           ----------------            -----             ----------------
  Alabama.............       4               Missouri..............           7

  Arizona.............       26              New Hampshire.........           2

  California..........      101              New Jersey............           21

  Connecticut.........       9               New Mexico............           2

  Delaware............       2               New York..............           22

  Florida.............      10               North Carolina........           2

  Georgia.............      15               Ohio..................           11

  Illinois............       6               Oklahoma..............           7

  Indiana.............       5               Pennsylvania..........           19

  Kansas..............       1               Rhode Island..........           1

  Kentucky............       3               South Carolina........           3

  Louisiana...........       5               Tennessee.............           4

  Maryland............       5               Texas.................           67

  Massachusetts.......       8               Virginia..............           5
                                                                             ---
  Michigan............       9               Total Stores..........          391
                                                                             ===


  Except for 26 owned stores, all of its retail stores are leased by the Company with lease terms expiring between 2001 and 2010. The Company's typical lease term is five years, and in the majority of instances, the Company has renewal options at increased rents. Five leases provide for rent contingent on sales exceeding specific amounts. No other leases require payment of percentage rent.

  In early 1997, the Company relocated its corporate offices to Chatsworth, California. In 2001, the Company relocated its corporate office to Phoenix, Arizona from its location in Chatsworth, California. The new 38,000 square foot office building has been leased for five years and has one five-year renewal option.

  In early 1997, the Company's Southern California distribution center (previously located in Chatsworth, California) and its chemical repackaging operations (previously located in Los Angeles) were moved and consolidated into a 183,000 square foot facility located in Ontario, California. The Ontario facility was leased for 10 years and the lease has two five-year renewal options. The Company's distribution facility in Dallas, Texas contains 100,000 square feet of space. The lease of this facility expired in 2000, and the Company renewed the lease for an additional five years. The lease included one additional five-year renewal period. The 119,000 square foot distribution facility in Bridgeport, New Jersey is leased for a 10-year term, expiring in 2008. The lease includes options to renew for two five-year periods. A new 146,000 square foot distribution center in Covington, Kentucky was opened in January 1999. This facility was leased for a 12 year term and provides for two five year renewal options.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  There is no public trading market for the Company's common stock. There are 11 holders of the Company's common stock. The Company has not paid any dividends on its common stock and does not anticipate doing so in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

  The following table presents selected consolidated financial data of the Company as of and for the fiscal years ended September 29, 2001, September 30, 2000, October 2, 1999 and October 3, 1998 (53 weeks), the twelve months ended September 27, 1997 (unaudited), and the nine months ended September 27, 1997 (transition period). This financial data was derived from the audited historical consolidated financial statements of the Company (with the exception of the twelve months ended September 27, 1997) and should be read in conjunction with the consolidated financial statements of the Company and ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' elsewhere in this Annual Report.

                                               Fiscal Years Ended                        12 Months      Nine Months
                           ------------------------------------------------------------------------------------------
(Amounts in Thousands,        September 29,   September 30,  October 2,   October 3,    September 27,   September 27,
 except Employees and             2001            2000         1999         1998            1997            1997
 store information)
---------------------------------------------------------------------------------------------------------------------
Operating Results:
 Net Sales                      $301,700        $303,163     $282,349     $252,923        $217,109        $196,025
 Gross Profit                    135,298         131,195      122,416      110,355          91,389          83,148
 Gross Margin (1)                   44.8%           43.3%        43.4%        43.6%           42.1%           42.4%
 Loss on Disposition of
  Fixed Assets                       919           1,477        1,006          334           1,112             457
 Depreciation and
     Amortization                  8,885           8,579        7,952        6,666           5,151           4,148
 Income from Operations(1)        15,559           6,479       11,417       15,870          12,133          18,446
 Interest Expense, net            12,320          12,536       11,380       10,513           4,842           4,220
 Net Income/(Loss)(1)              1,218          (4,713)        (878)       2,790           4,343           8,783
Balance Sheet Data:
 Working Capital                  28,548          31,257       37,079       41,766          36,711          36,711
 Total Assets                    132,310         137,577      138,204      126,950         113,252         113,252
 Long-term Debt                   90,867          90,988       91,095       91,195          91,290          91,290
 Preferred Stock                  42,313          37,526       33,225       29,361          25,853          25,853
 Stockholders' Deficit           (52,284)        (47,764)     (39,657)     (34,915)        (35,845)        (35,845)
Selected Operating Data:
 Capital Expenditures              7,371           9,129       16,042       10,519           9,885           7,917
 Unusual Charge(1,2)               1,466           3,173           --           --              --              --
 EBITDA(1,2)                      25,648          18,655       19,465       22,537          18,318          23,247
 EBITDA Margin(1,3)                  8.5%            6.1%         6.9%         8.9%            8.4%           11.9%
 Number of Employees               1,805           1,813        2,437        1,906           1,767           1,767
 Number of Stores                    391             383          364          316             278             278
Comparable Store Sales
 Growth                             (0.8%)           3.8%         6.6%        10.3%           10.1%           10.4%

--------------------------
(1) In the fourth quarter of 2000, the Company recognized an unusual charge of $2.1 million for expenses principally associated with its decision to write-off nonproductive aged inventory, $0.8 million in restructuring costs for expenses associated with the relocation of its corporate office to Phoenix, Arizona, and an additional $0.2 million in accrued expenses for other corporate office move related expenses. The Company recorded an additional unusual charge of $1.5 million in the first quarter of 2001 for relocation of its corporate offices.
(2) Earnings before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, recapitalization costs, LIFO adjustments, stock compensation expense and unusual charges. EBITDA is a measurement that is used by the financial community. It is not a substitute for the statement of cash flows prepared in accordance with accounting principles generally accepted in the United States but is a factor that is widely used and accepted by the investment community.
(3)  EBITDA Margin represents EBITDA as a percentage of sales.

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


Results of Operations

2001 compared to 2000:

  For the twelve months ended September 29, 2001, sales decreased 0.5% to $301.7 million from $303.2 million in the same twelve months of 2000. The sales decrease is attributable to a comparable store sales decrease of 0.8% below the comparable 52 weeks of 2000. EBITDA before the unusual charge for the period increased 37.5% to $25.6 million from $18.7 million in the same twelve months of 2000. A net profit of $1.2 million was realized in the year 2001. EBITDA including the unusual charges was $24.2 million as compared to $15.5 million in the prior year. This increase was primarily the result of improved gross margin and effective expense controls achieved during the year. During the first quarter, the Company recorded a $1.5 million unusual charge for restructuring expenses associated with the relocation of the corporate office to Phoenix, Arizona.

  Sales for the twelve months ended September 29, 2001 decreased 0.5% over the same fiscal period of 2000. Sales were lower due to the Company's decision to reduce promotional spending as compared to prior years levels and the Company's decision to eliminate business in certain commercial and service markets.

  Comparable store sales decreased 0.8% although there was an increase in the total number of stores in operation from 383 in 2000 to 391 at the end of 2001. The decrease in comparable store sales resulted from reduced promotional spending, the closure of 45 service markets which were included in prior years comparable numbers, and to a lessor degree, the general softening of the economy which impacted the sales of more expensive, discretionary items.

  During 2001, the Company expanded its business by opening 17 new stores. Additionally, 9 stores were closed and 4 were relocated in 2001. This resulted in a net increase of 8 stores as of September 29, 2001 as compared to September 30, 2000.

  Gross profit for the fiscal year ended September 29, 2001 improved to 44.8% of sales, from 43.3% in 2000. Gross profit represents sales less the cost of services and purchased goods, chemical repackaging costs, and related distribution costs. The gross margin increase in 2001 reflects less promotional spending on the retail pricing, reduced markdowns taken during the year to move certain inventory, and a $2.1 million unusual charge taken in the fourth quarter of 2000 to write-off aged and excessive inventory.

  In 2001, total operating expenses were $119.7 million, versus $124.7 million in 2000, a decrease of 4.0%. The decrease in operating expenses in 2001 was due primarily to reduced corporate and administrative expenses, the closure of 45 service markets, and more effective expense controls at retail. This decrease in expense was partially offset by the cost of opening of 8 new stores (net of closures), increased depreciation expenses, and increased compensation costs. Expenses as a percent of sales was 39.7% as compared to 41.1% in the prior year.

  EBITDA before the unusual charges was $25.6 million in fiscal year 2001, representing an increase of $6.9 million, or 37.5% as compared to $18.7 million for the same period in fiscal 2000. The increase in EBITDA was primarily the result of improved margins and reductions in selling, general and administration expenses (SG&A). EBITDA including the unusual charges was $24.2 million as compared to $15.5 in the prior fiscal year.

  Amortization expense for the fiscal year ended September 29, 2001 was $413,000 as compared to $742,000 in the same period of 2000.

  For the fiscal year ended September 29, 2001, the Company recognized losses on the disposition of fixed assets totaling approximately $0.9 million as compared to $1.5 million in the prior year. These losses were primarily associated with the Company's relocation of its Corporate offices to Phoenix, Arizona from Chatsworth, California and its decision to close or relocate stores that were unproductive or not meeting expectations.

  Income from operations for the period increased 140.1% to $15.6 million from $6.5 million in fiscal 2000. Excluding the inventory write-off taken during the fourth quarter of 2000, income from operations improved by $7.0 million or 80.8%.

  Interest expense was $12.3 million in 2001, as compared to $12.5 million in 2000. The decrease was primarily the result of reduced average borrowing rates during the year.

  The Company recorded income tax expenses of $1.1 million in 2001, or an effective tax rate of 47.5% versus and income tax benefit of $2.8 million in the prior year.

  During the first quarter 2001, the Company recorded a restructuring charge of $1.5 million for expenses associated with its corporate relocation to Phoenix, Arizona. These expenses consisted primarily of the occupancy related costs incurred after vacating its existing corporate location and for employee related termination expenses. The Company believes that the future operating expense benefits of this move will offset the relocation cost that have been incurred.

2000 compared to 1999:

  For the twelve months ended September 30, 2000, sales increased 7.4% to $303.2 million from $282.3 million in fiscal 1999. The sales increase is attributable to comparable store sales growth of 3.8% over the comparable 52 weeks and 19 net new store additions in 2000. EBITDA before the unusual charge for the period decreased 4.2% to $18.7 million from $19.5 million in the same twelve months of 1999. A net loss of $4.7 million was realized in the year 2000. EBITDA including the unusual charges was $15.5 million. This decrease was primarily the result of a $2.1 million unusual charge taken by the Company in the fourth quarter of 2000 to write off aged excessive and obsolete inventory, $0.8 million in restructuring expenses associated with the relocation of the corporate office to Phoenix, Arizona, and an additional $0.2 million in accrued expenses for other corporate office related expenses.

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

  Gross profit for the fiscal year ended September 30, 2000 decreased to 43.3% of sales, from 43.4% in 1999. Gross profit represents sales less the cost of services and purchased goods, chemical repackaging costs and related distribution costs. The gross margin decrease in 2000 reflects more competitive retail pricing, markdowns taken during the year to promote excess inventory and a $2.1 million unusual charge taken in the fourth quarter to write-off aged and excessive inventory.

  In 2000, total operating expenses equaled $124.7 million, versus $111.0 million in 1999, an increase of 12.4%. The increase in operating expenses in 2000 was due primarily to the cost of opening of 29 new stores, increased depreciation expenses, a $0.8 million charge for restructuring expenses associated with the Company's planned corporate relocation to Phoenix, Arizona, $0.2 million in other corporate move related expenses, and a non-cash charge of $0.4 million for non-cash expenses associated with the restructuring of a stock option incentive agreement for the former Chief Executive Officer.

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

  For the fiscal year ended September 30, 2000, the Company recognized losses on the disposition of fixed assets totaling approximately $1.5 million as compared to $1.0 million in the prior year. These expenses were primarily associated with the Company's decision to close or relocate stores that were unproductive or not meeting expectations.

  Income from operations for the period decreased 43.2% to $6.5 million from $11.4 million in the same twelve months of 1999. Excluding the inventory write-off, the corporate move related expenses and the non-cash stock compensation expense discussed above, income from operations was $10.1 million in 2000.

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

  During the fourth quarter 2000, the Company recorded a restructuring charge of $0.8 million for expenses associated with its corporate relocation to Phoenix, Arizona. These expenses consisted primarily of the occupancy related costs expected to be incurred after vacating its existing corporate location and for employee related termination expenses. The Company also accrued an additional $0.2 million for additional employee related expenses that are not yet recognizable under EITF No. 94-3. The Company believes that the future operating expense benefits of this move will offset the expected relocation cost expected to be incurred.

Liquidity and Capital Resources

   From September 30, 2000 to September 29, 2001, total current assets decreased $2.3 million from $79.7 million to $77.4 million. The decrease in current assets results mainly from decreases in inventories, prepaid expenses, and accounts receivable partially offset by increases in cash. The principal component of current assets is inventory, which decreased $1.7 million from $57.6 million to $55.9 million. The inventory decrease, even in light of the increased store count, was the result of improved inventory management.

  Total current liabilities increased slightly by $0.4 million from September 30, 2000 as compared to September 29, 2001. Accounts payable reductions were offset by increases in accrued liabilities due to the timing of disbursements and increased accrued compensation costs.

  For the fiscal year ended September 29, 2001, net cash provided by operating activities was $15.1 million compared to cash provided by operating activities of $11.7 million in the prior year. The significantly improved profitability and effective management of working capital helped produce the increase from the prior year.

  In 2001, cash used in investing activities was $7.2 million as compared with $8.7 million in the same period of the prior year. Decreased capital expenditures in 2001 were the result of opening fewer new stores in the current year.

  Cash used in financing activities was $6.4 million in fiscal year 2001 compared with cash used by financing activities of $3.4 million in the same period of 2000. In 2000, the Company reduced its credit borrowings that were needed to finance the working capital and capital expenditure investments described above. The Company had no borrowings on its working capital revolver at year-end as compared to $5.3 million in 2000.

  At September 30, 2001 the Company had $39.2 million of additional borrowing capability on its Loan and Security Agreement. Funds borrowed under the Loan and Security Agreement are used primarily to fund working capital and other general corporate purposes.

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

                Summarized Quarterly Financial Data (Unaudited)
                                 (In thousands)


                                                                         13 Weeks Ended
                                                        --------------------------------------------------
2001                                                      Dec. 29    March 30     June 29     Sept. 29
                                                        --------------------------------------------------
Net Sales..........................................      $ 28,585     $ 32,559    $140,465      $100,091
Gross Profit.......................................        11,003       13,528      67,687        43,080
(Loss) Income from Operations......................       (14,540)     (13,223)     30,931        12,391
Net (Loss) Income..................................       (10,231)     (10,752)     16,931         5,154
EBITDA(1)..........................................       (10,843)     (11,105)     33,064        14,532
Comparable Store Sales Growth......................          -8.6%       -13.3%        1.3%          3.4%

                                                                        13 Weeks Ended
                                                     -----------------------------------------------------
2000                                                     Jan. 1        April 1      July 1      Sept. 30
                                                     -----------------------------------------------------
Net Sales..........................................      $ 30,890     $ 37,683    $138,286       $96,304
Gross Profit.......................................         7,352        9,800      59,475        54,568
(Loss) Income from Operations......................       (14,103)     (16,539)     23,834         8,737
Net (Loss) Income..................................        (9,407)     (10,952)     13,815         1,831
EBITDA(1)..........................................       (11,698)     (13,703)     30,637        13,419
Comparable Store Sales Growth......................          11.8%         7.1%        4.5%         -0.4%

(1) EBITDA represents income before interest, taxes, depreciation and amortization, loss/(gain) on disposition of fixed assets, non-cash stock compensation expenses and the $1.5 million and $3.2 million unusual charges in 2001 and 2000, respectively.

     Recent Accounting Pronouncement. In June 2001, the FASB issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets", effective for the Company's fiscal year beginning September 30, 2001 the Company has not determined what the effect these tests will have on the earnings and financial position of the Company.

     In April 2001, the Emerging Issues Task Force (EITF) issued Issue 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. EITF 00-25 addresses the accounting and income statement classification of costs that a vendor incurs to or on behalf of a reseller in connection with the reseller's purchase or promotion of the vendor's products. The standard is effective for fiscal periods beginning after December 15, 2001 and will be adopted by the Company as of October 2002. It is not expected that the adoption of this standard will have a material impact on the Company's financial position, results of operations or cash flows.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, Accounting for Asset Retirement Obligations. The standard applies to obligations associated with the retirement of tangible long-lived assets. The standard is effective for fiscal periods beginning after June 15, 2002 and will be adopted by the Company as of October 2003. It is not expected that the adoption of this standard will have a material impact on the Company's financial position, results of operations or cash flows.

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement) which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of; however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." The standard is effective for fiscal periods beginning after December 15, 2001 and will be adopted by the Company as of October 2002. It is not expected that the adoption of this standard will have a material impact on the Company's financial position, results of operations or cash flows.

ITEM 7a.  Quantitative and Qualitative Disclosures about Market Risk

  The Company's Loan and Security Agreement described in note 5 to the financial statements as well as in the Management Discussion and Analysis carries interest rate risk. Amounts borrowed under this Agreement bear interest at either Libor plus 1.75%, or at the Company's choice, the lender's reference rate. Should the lenders' base rate change, the Company's interest expense will increase or decrease accordingly.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         INDEX TO FINANCIAL STATEMENTS

                                                                                         Page
                                                                                       -------
Reports of Independent Auditors and Public Accountants.................................     17

Consolidated Balance Sheets -- September 29, 2001 and September 30, 2000...............     19

Consolidated Statements of Operations -- Years Ended September 29, 2001, September
 30, 2000, and October 2, 1999.........................................................     20

Consolidated Statements of Shareholders' Equity (Deficit) -- Years Ended September 29,
 2001, September 30, 2000, and  October 2, 1999........................................     21

Consolidated Statements of Cash Flows -- Years Ended September 29, 2001, September 30,
 2000, and October 2, 1999.............................................................     22


Notes to Consolidated Financial Statements.............................................     23

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Leslie's Poolmart, Inc.:

  We have audited the accompanying consolidated balance sheets of Leslie's Poolmart, Inc. and subsidiaries as of September 29, 2001 and September 30, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leslie's Poolmart, Inc. and subsidiaries at September 29, 2001 and September 30, 2000 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                  Ernst & Young LLP

Phoenix, Arizona
December 17, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Leslie's Poolmart, Inc.:

  We have audited the accompanying consolidated statements of operations, shareholders' equity (deficit) and cash flows of Leslie's Poolmart, Inc. (a Delaware corporation) and subsidiaries for the year ended October 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Leslie's Poolmart, Inc. and subsidiaries for the year ended October 2, 1999 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


Los Angeles, California
December 17, 1999

Leslie's Poolmart, Inc.

Consolidated Balance Sheets
--------------------------------------------------------------------------------------------------------------------------
(Dollar Amounts in Thousands)
--------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                              Sept. 29,              Sept. 30,
                                                                                       2001                  2000
--------------------------------------------------------------------------------------------------------------------------
Current assets:
        Cash and cash equivalents                                                   $  6,768              $  5,252
        Accounts and other receivables, net                                            7,450                 9,143
        Inventories                                                                   55,935                57,642
        Prepaid expenses and other current assets                                      1,176                 1,334
        Deferred tax assets                                                            6,118                 6,335
--------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                  77,447                79,706
Property, plant and equipment, at cost, net of accumulated depreciation               44,781                46,678
Goodwill, net                                                                          7,836                 8,114
Non-compete covenant, net                                                                  -                   163
Deferred financing costs, net                                                          1,744                 2,420
Other assets                                                                             502                   496
--------------------------------------------------------------------------------------------------------------------------
Total assets                                                                        $132,310              $137,577
==========================================================================================================================
         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
        Accounts payable                                                            $ 19,449              $ 25,875
        Accrued expenses                                                              23,329                18,193
        Income taxes payable                                                           5,999                 4,273
        Current maturities of long-term debt                                             121                   108
--------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                             48,899                48,449

Line of credit                                                                             -                 5,342
Long-term debt                                                                           867                   988
Senior notes                                                                          90,000                90,000
Deferred tax liabilities                                                               2,515                 3,036
--------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                    142,281               147,815
--------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                              -                     -

Redeemable preferred stock, $0.001 par value; Authorized - 2,000,000 shares;
        Issued and outstanding - 28,000 Series A at September 29, 2001
        And September 30, 2000, respectively                                          42,314                37,526

Stockholder's equity (deficit):
        Common stock, $0.001 par value, authorized 12,000,000 shares,
        Issued and outstanding 7,057,105 shares at September 29, 2001
        and 7,334,880 at September 30, 2000, respectively                                  1                     1
        Stock subscription receivable                                                   (450)                    -
        Paid-in capital                                                              (45,295)              (44,795)
        Retained deficit                                                              (6,540)               (2,970)
--------------------------------------------------------------------------------------------------------------------------
Total stockholders' deficit                                                          (52,284)              (47,764)
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficit)                                $132,310              $137,577
==========================================================================================================================

See accompanying notes to financial statements.

Leslie's Poolmart, Inc.

Consolidated Statements of Operations
--------------------------------------------------------------------------------
(Dollar Amounts in Thousands)
--------------------------------------------------------------------------------

                                                                                   For the Years Ended
                                                                   -------------------------------------------------------
                                                                   Sept. 29, 2001        Sept. 30, 2000       Oct. 2, 1999
                                                                   -------------------------------------------------------

Sales                                                                    $301,700            $303,163             $282,349
   Cost of merchandise sold and services sold, including
     warehousing and transportation expenses                              166,402             171,968              159,933
--------------------------------------------------------------------------------------------------------------------------
Gross profit.                                                             135,298             131,195              122,416

Selling, general and administrative expenses                              117,860             122,501              110,257
Stock compensation expense                                                      -                 424                    -
Unusual expense                                                                 -                 230                    -
Restructuring Charge                                                        1,466                 819                    -
Amortization of acquisition costs                                             413                 742                  742
--------------------------------------------------------------------------------------------------------------------------
Operating Income                                                           15,559               6,479               11,417

Other expenses:
              Interest expense, net                                        12,320              12,536               11,380
              Other expense                                                   919               1,477                1,006
--------------------------------------------------------------------------------------------------------------------------
Total other expense                                                        13,239              14,013               12,386

Net income/(loss) before taxes                                              2,320              (7,534)                (969)

Income tax expense/(benefit)                                                1,102              (2,821)                 (91)
--------------------------------------------------------------------------------------------------------------------------

Net income/(loss)                                                           1,218              (4,713)                (878)

Series A preferred stock dividends and accretion                            4,788               4,301                3,864
--------------------------------------------------------------------------------------------------------------------------

Loss applicable to common shareholders                                   $ (3,570)           $ (9,014)            $ (4,742)
==========================================================================================================================

See accompanying notes to financial statements.

Leslie's Poolmart, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)
--------------------------------------------------------------------------------
(Dollar Amounts in Thousands, except share amounts)
--------------------------------------------------------------------------------

                                      Common Stock
                                 --------------------     Stock       Additional    Retained        Total
                                   Number of           Subscription     Paid In    Earnings/    Stockholders'
                                     Shares    Amount   Receivable      Capital    (Deficit)   Equity/(Deficit)
--------------------------------------------------------------------------------------------------------------
Balance, at October 3, 1998        7,168,215       $1         $   -     $(45,702)    $10,786          $(34,915)
   Series A preferred stock
      dividends and accretion              -        -             -            -      (3,864)           (3,864)
   Net loss                                -        -             -            -        (878)             (878)
--------------------------------------------------------------------------------------------------------------

Balance, at October 2, 1999        7,168,215        1             -      (45,702)      6,044           (39,657)
   Series A preferred stock
       dividends and accretion             -        -             -            -      (4,301)           (4,301)
   Stock option compensation
    expense                                -        -             -          424           -               483
   Issuance of common stock          166,665        -             -          483           -               424
   Net loss                                -        -             -            -      (4,713)           (4,713)
--------------------------------------------------------------------------------------------------------------

Balance, at September 30, 2000     7,334,880        1             -      (44,795)     (2,970)          (47,764)
    Series A preferred stock
       dividends and accretion             -        -             -            -      (4,788)           (4,788)
    Repurchase common stock         (277,775)       -             -         (500)          -              (500)
    Stock subscription receivable          -        -          (450)           -           -              (450)
    Net income                             -        -             -            -       1,218             1,218
--------------------------------------------------------------------------------------------------------------

Balance, at September 29, 2001     7,057,105       $1         $(450)    $(45,295)    $(6,540)         $(52,284)
==============================================================================================================

See accompanying notes to financial statements.

Leslie's Poolmart, Inc.

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
(Dollar Amounts in Thousands)
--------------------------------------------------------------------------------

                                                                                        Years Ended
                                                                        -----------------------------------------------
                                                                        Sept. 29, 2001    Sept. 30, 2000   Oct. 2, 1999
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income/(loss)                                                            $ 1,218          $(4,713)     $   (878)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization                                               8,885            8,579         7,952
     Amortization of loan fees and discounts                                       415              629           547
     Deferred income taxes                                                        (304)          (1,283)       (1,364)
     Loss on disposition of assets                                                 919            1,477         1,131
     Compensation recognized for stock options                                      --              424            --
  Changes in operating assets and liabilities:
     Accounts and other receivables                                              1,693           (1,793)       (2,080)
     Inventories                                                                 1,707            1,087       (11,289)
     Prepaid expenses and other                                                    158              794          (545)
     Other assets                                                                   21              (53)           76
     Accounts payable and accrued liabilities                                   (1,289)           7,301         3,852
     Income taxes                                                                1,726             (726)          318
---------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) operating activities                           15,149           11,723        (2,280)
---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
     Purchase of property and equipment                                         (7,371)          (9,129)      (16,042)
     Proceeds from disposition of property, plant
       and equipment                                                               138              473           236
---------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                         (7,233)          (8,656)      (15,806)
---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
     Net line of credit borrowings/(repayments)                                 (5,342)          (3,226)        8,568
     Payments of long-term debt                                                   (108)            (100)          (93)
     Purchase of common stock                                                     (500)              --            --
     Stock subscription receivable                                                (450)              --            --
     Payment of deferred financing costs                                            --             (589)           --
     Proceeds from issuance of common stock, net                                    --              483            --
---------------------------------------------------------------------------------------------------------------------
  Net cash provided by/(used in) financing activities                           (6,400)          (3,432)        8,475
---------------------------------------------------------------------------------------------------------------------
NET INCREASE/(DECREASE) IN CASH                                                  1,516             (365)       (9,611)
CASH AT BEGINNING OF YEAR                                                        5,252            5,617        15,228
---------------------------------------------------------------------------------------------------------------------
CASH AT END OF YEAR                                                            $ 6,768          $ 5,252      $  5,617
=====================================================================================================================

See accompanying notes to financial statements.

Leslie's Poolmart, Inc.

Notes to Financial Statements
--------------------------------------------------------------------------------

1. Business and Operations

  Leslie's Poolmart, Inc. (the Company) is a specialty retailer of swimming pool supplies and related products. As of September 29, 2001, the Company marketed its products under the trade name Leslie's Swimming Pool Supplies through 391 retail stores in 30 states and through mail order catalogs sent to selected swimming pool owners nationwide. The Company also repackages certain bulk chemical products for retail sale. The Company's business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending in June and September.

  On June 11, 1997, Leslie's Poolmart (a California corporation - "Leslie's California") reincorporated in Delaware by merging into a wholly-owned Delaware subsidiary (the "Reincorporation"), changed its name to Leslie's Poolmart, Inc. and merged Poolmart USA Inc., a newly-formed corporation, with and into the Company (the "Recapitalization"). As a result of the Recapitalization, (i) each outstanding share of common stock of Leslie's California was converted into $2.90 cash (other than 1,797,525 shares owned primarily by members of management); and (ii) outstanding options covering approximately 4,150,000 shares of common stock, including those not yet vested, were exercised and retired for payment of the difference between the exercise price and $2.90 per share. The total value of the shares and options cashed out approximated $94,300,000, plus $5,229,000 in expenses associated with this transaction. In connection with the Recapitalization, the Company changed the authorized capital of the Company to 12,000,000 shares of common stock with a $0.001 par value and 2,000,000 shares of preferred stock with a $0.001 par value.

  In order to finance the repurchase of the outstanding common shares and options, the Company issued $90.0 million of its 10.375% Senior Notes and sold 5,370,690 shares of its common stock for proceeds of $15.6 million. As indicated above, certain directors and members of management converted some of the Leslie's California common shares which they owned into shares of the Company's common stock.

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

 Fiscal Periods

  In 1997, the Company changed its fiscal year end from the Saturday closest to December 31 to the Saturday closest to September 30. The fiscal years ended on September 29, 2001, September 30, 2000 and October 2, 1999 included 52 weeks.

 Accounts and Other Receivables, Net

  Accounts and other receivables include allowances for doubtful accounts of $422,000 and $369,000 at September 29, 2001 and September 30, 2000,
respectively.

Leslie's Poolmart, Inc.

Notes to Financial Statements
--------------------------------------------------------------------------------

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

  Depreciation and amortization are computed using the straight-line method (considering appropriate salvage values) based on the following estimated average useful lives:

Buildings and improvements.............    5-39 years

Vehicles, machinery and equipment......    3-10 years

Office furniture and equipment.........    3-7  years

Leasehold improvements.................    5-10 years

 Goodwill

  The excess of the acquisition price over the fair value of the net assets at the date of acquisition is included in the accompanying consolidated balance sheets as ''Goodwill.'' Goodwill is being amortized (straight-line) over forty years. The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income over the remaining life of the goodwill in measuring whether the goodwill is recoverable. The balance recorded at September 29, 2001 and September 30, 2000 was net of accumulated amortization of $2.8 million and $2.4 million, respectively.

 Deferred Financing Costs

   In connection with issuing the Senior Notes and signing the 1997 Credit Agreement, the Company paid $3.7 million in financing costs that were or are being deferred and amortized over the lives of the corresponding agreements. During fiscal 2000, the Company recorded an additional $0.7 million in financing costs associated with the Agreement. The balance recorded at September 29, 2001 and September 30, 2000 was net of accumulated amortization of $2.4 million and $1.9 million, respectively.

 Income Taxes

  The Company provides for deferred income taxes relating to timing differences in the recognition of income and expense items (primarily depreciation and amortization) for financial and tax reporting purposes. Deferred taxes at September 29, 2001 and September 29, 2000 include a provision for the differences between tax and financial asset values except that deferred taxes were not provided with respect to amounts allocated to goodwill. As the difference between tax and financial reporting basis changes, appropriate charges/credits are made to the deferred tax account.

 Net Sales

  Sales are recorded at the point of sale or when the service is performed, net of related discounts.

Leslie's Poolmart, Inc.

Notes to Financial Statements
--------------------------------------------------------------------------------

 Cost of Sales

  Included in cost of sales are the costs of services and purchased goods, chemical repackaging costs and related distribution costs.

 Restructuring Costs

  During the first quarter 2001, the Company recorded a restructuring charge of $1.5 million for expenses associated with its corporate relocation to Phoenix, Arizona. These expenses consisted primarily of the relocation related costs incurred after vacating its existing corporate location for employee relocation related expenses. The Company believes that the future operating expense benefits of this move will offset the expected relocation cost expected to be incurred.

  During the fourth quarter 2000, the Company recorded a restructuring charge of $0.8 million for expenses associated with its corporate relocation to Phoenix, Arizona. These expenses consisted primarily of the occupancy related costs expected to be incurred after vacating its existing corporate location and for employee related termination expenses. The Company also accrued an additional $0.2 million for additional employee related expenses that are not yet recognizable under EITF No. 94-3. The Company expected to incur an additional $2.1 million in expenses related to the corporate move during the first quarter of 2001.

 Fair Value of Financial Statements

  The fair value of the $90.0 million Senior Notes using quoted market prices as of September 29, 2001 is $118.6 million. The carrying amounts of other long-term debt approximate fair value because either the interest rate fluctuates based on market rates or interest rates appear to approximate market rates for similar instruments. The fair value estimates are subjective in nature and involve uncertainties and matters of judgement and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

 Use of Estimates in the Preparation of Consolidated Financial Statements

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

 Derivative Instruments

  Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133), requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designed and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

  For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the

Leslie's Poolmart, Inc.

Notes to Financial Statements
--------------------------------------------------------------------------------

cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments that are designated and qualify as a hedge of a net investment in foreign currency, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

 Recent Accounting Pronouncements

  In June 2001, the FASB issued SFAS 141 "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets", effective for the Company's fiscal year beginning September 30, 2001, the Company has not determined what the effect of these test will be on the earnings and financial position of the Company.

  In April 2001, the Emerging Issues Task Force (EITF) issued Issue 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. EITF 00-25 addresses the accounting and income statement classification of costs that a vendor incurs to or on behalf of a reseller in connection with the reseller's purchase or promotion of the vendor's products. The standard is effective for fiscal periods beginning after December 15, 2001 and will be adopted by the Company as of October 2002. It is not expected that the adoption of this standard will have a material impact on the Company's financial position, results of operations or cash flows.

  In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, Accounting for Asset Retirement Obligations. The standard applies to obligations associated with the retirement of tangible long-lived assets. The standard is effective for fiscal periods beginning after June 15, 2002 and will be adopted by the Company as of October 2003. It is not expected that the adoption of this standard will have a material impact on the Company's financial position, results of operations or cash flows.

  In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement) which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of; however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." The standard is effective for fiscal periods beginning after December 15, 2001 and will be adopted by the Company as of October 2002. It is not expected that the adoption of this standard will have a material impact on the Company's financial position, results of operations or cash flows.

 Advertising

  The Company expenses advertising during the period of the event. Advertising expense for the years ended September 29, 2001, September 30, 2000 and October 2, 1999 was approximately $7.4 million, $7.3 million and $7.1 million, respectively.

 Reclassifications

  Certain reclassifications have been made to the prior year. During prior years, warehousing, transportation and the related occupancy costs were reported as operating and administrative expenses and certain retail occupancy costs were classified as cost of sales. For the current year presentation, these distribution expenses have been reclassified as cost of sales and the retail occupancy costs have been reclassified as operating and administrative expenses for the periods presented.

Leslie's Poolmart, Inc.

Notes to Financial Statements
--------------------------------------------------------------------------------

3. Inventories

  Inventories consist of the following:

                                                                        Sept. 29, 2001       Sept. 30, 2000
                                                                    -----------------------------------------
  Raw materials and supplies...................................              $    182,000         $   430,000
  Finished goods...............................................               55,753 ,000          57,212,000
                                                                    -----------------------------------------

  Total Inventory..............................................              $55,935 ,000         $57,642,000
                                                                    =========================================

4. Property, Plant and Equipment

  Property, plant and equipment consists of the following:

                                                                        Sept. 29, 2001       Sept. 30, 2000
                                                                    -----------------------------------------
  Land......................................................                  $ 6,215,000         $ 6,370,000
  Buildings and improvements................................                    8,546,000           8,471,000
  Vehicles, machinery and equipment.........................                    3,069,000           3,162,000
  Leasehold improvements....................................                   33,235,000          31,501,000
  Office furniture, equipment and other.....................                   29,894,000          29,156,000
  Construction-in-process...................................                    3,025,000             553,000
                                                                    -----------------------------------------
                                                                               83,984,000          79,213,000

  Less - accumulated deprecation and amortization...........                   39,203,000          32,535,000
                                                                    -----------------------------------------

  Total Property, Plant and Equipment.......................                  $44,781,000         $46,678,000
                                                                    =========================================

5. Line of Credit Agreement

  In June of 2000, the Company entered into a new Loan and Security Agreement (the "Agreement") with Foothill Capital Corporation. Under the Agreement, maximum borrowings are $65.0 million and the minimum amount available not to fall below $40.0 million, and with a maturity date set at January 31, 2004. Under the Agreement, maximum borrowings are limited as a function of inventory or calculated LTM EBITDA rates as defined in the Agreement. On September 29, 2000, there were no borrowings outstanding under the Agreement.

  Borrowings under the Agreement accrue interest at the lender's reference rate or at LIBOR plus the applicable LIBOR rate margin at September 29, 2001. The interest rate at September 29, 2001 was 3.8%. The margins are determined by calculated LTM EBITDA rates as defined in the Agreement. The Agreement contains certain financial covenants that include minimum calculated EBITDA levels and maximum capital expenditure amounts. As of September 29, 2001, the Company was in compliance with these covenants.

Leslie's Poolmart, Inc.

Notes to Financial Statements
--------------------------------------------------------------------------------

6.  Long-Term Debt

  Long-term debt consists of the following:

                                                                              Sept. 29, 2001       Sept. 30, 2000
                                                                          -----------------------------------------
  Notes payable collateralized by security interests in certain assets, maturing September 2002.  Interest accrues at the rate
   6.5%................................................................                $109,000          $  198,000

  Notes payable collaterlized by security interest in various properties, due in monthly installments maturing December 2003.
   Interest accrues at the rate of 9.6%................................                 879,000             898,000
                                                                          -----------------------------------------
                                                                                        988,000           1,096,000
  Less current portion.................................................                 121,000             108,000
                                                                          -----------------------------------------
                                                                                       $867,000          $  988,000
                                                                          =========================================

  Principal maturities of long-term debt as of September 29, 2001 are as follows:


  2002...............................................................................    $  121,000
  2003...............................................................................        37,000
  2004...............................................................................       830,000
                                                                                         ----------
                                                                                         $  988,000
                                                                                         ==========

Leslie's Poolmart, Inc.

Notes to Financial Statements
--------------------------------------------------------------------------------

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

  The Indenture contains certain covenants which include, among other matters, limitations on the incurrence of additional indebtedness and the payment of dividends. At September 29, 2001, the Company was in compliance with these covenants.


8. Leases

  The Company leases certain store, office, distribution and manufacturing facilities under operating leases which expire at various dates through 2010. Lease agreements generally provide for increases related to cost of living indices and require the Company to pay for property taxes, repairs and insurance. Future annual minimum lease payments at September 29, 2001 are as follows:


     2002......................................................          $23,023,000
     2003......................................................           19,363,000
     2004......................................................           15,469,000
     2005......................................................           10,248,000
     2006......................................................            5,778,000
     Thereafter................................................            5,356,000
                                                                    ----------------
                                                                         $79,237,000
                                                                    ================

  Certain leases are renewable at the option of the Company for periods of one to ten years. Rent expense charged against income totaled $22.5 million, $22.8 million and $20.6 million in 2001, 2000 and 1999, respectively.

Leslie's Poolmart, Inc.

Notes to Financial Statements
--------------------------------------------------------------------------------

9. Income Taxes

  The provision/(benefit) for income taxes is comprised of the following:

                                         Year Ended                   Year Ended                   Year Ended
                                     September 29, 2001           September 30, 2000             October 2, 1999
                           --------------------------------------------------------------------------------------
Federal:

Current                                      $1,129,000                  $(1,233,000)                 $   952,000
Deferred                                       (262,000)                    (994,000)                  (1,027,000)
                           --------------------------------------------------------------------------------------
                                                867,000                   (2,227,000)                     (75,000)
                           ======================================================================================

State:

Current                                         277,000                     (305,000)                     321,000
Deferred                                        (42,000)                    (289,000)                    (337,000)
                           --------------------------------------------------------------------------------------
                                                235,000                     (594,000)                     (16,000)
                           ======================================================================================
Total                                        $1,102,000                  $(2,821,000)                 $   (91,000)
                           ======================================================================================

  A reconciliation of the provision/(benefit) for income taxes to the amount computed at the federal statutory rate is as follows:

                                               Year Ended                Year Ended               Year Ended
                                           September 29, 2001        September 30, 2000        October 2, 1999
                                       --------------------------------------------------------------------------
Federal income tax at
  statutory rate                                      $  793,000              $(2,562,000)              $(330,000)
Permanent differences                                    157,000                  278,000                 249,000
State taxes, net of
  federal benefit                                        152,000                 (537,000)                (10,000)
                                       --------------------------------------------------------------------------
                                                      $1,102,000              $(2,821,000)              $ (91,000)
                                       ==========================================================================

  The tax effect of temporary differences which give rise to significant portions of the deferred tax asset and liability are summarized below.

                                                      Fiscal 2001                                   Fiscal 2000
                                    ---------------------------------------------     -------------------------------------

                                          Deferred Tax Assets       Deferred Tax          Deferred Tax      Deferred Tax
                                                                     Liabilities             Assets          Liabilities
                                    ---------------------------------------------     -------------------------------------

Property, plant and equip.                          $       --         $1,815,000             $       --         $2,336,000
State income taxes                                     497,000                 --                389,000
Inventory                                            1,874,000                 --              1,965,000                 --
Difference in timing of certain
 deductions                                          3,747,000            700,000              3,981,000            700,000
                                    ---------------------------------------------     -------------------------------------
                                                    $6,118,000         $2,515,000             $6,335,000         $3,036,000
                                    =============================================     =====================================


  The Company has net operating losses (NOL) available for offset against future tax liabilities, extending through 2007, limited to approximately $83,000 per year. As this NOL is utilized, such amounts will reduce goodwill as a result of limitations imposed from a change in ownership.

Leslie's Poolmart, Inc.

Notes to Financial Statements
--------------------------------------------------------------------------------

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

11. 401(k) Plan

  The Company provides for the benefit of its employees a voluntary retirement plan under Section 401(k) of the Internal Revenue Code. During 2001, the plan covered all eligible employees and provided for a matching contribution by the Company of 50% of each participant's contribution up to 4% of the individual's compensation as defined. The expenses related to this program were $423,000, $491,000 and $468,000 for 2001, 2000 and 1999, respectively.

12.   Equity Transactions

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

  In connection with the issuance of the Series A Preferred Stock, the original Preferred Stockholder received 1,264,980 warrants to purchase common stock at an exercise price of $0.01 per share expiring in June of 2007. Of the $28.0 million face value of the Preferred Stock, $3.1 million was assigned to the value of these Warrants and reflected as a discount on the Preferred Stock. This discount is being accreted over the life of the Preferred Stock. The terms of the Warrant Agreement will provide for a proportionate adjustment of the warrants for stock splits and stock dividends and for additional warrant shares to be issuable in the event any of the 1997 NQ Options or ISO Options or options under the 1998 Plan are exercised. Based on the number of options outstanding at September 29, 2001, an additional 76,864 warrants could be granted if the options were exercised.

  In the ordinary course of business, the Company purchases raw materials and finished goods pursuant to a multi-year purchase contract from the holder of the warrants issued to the original owners of the Series A Preferred Stock. Management believes these transactions were under terms no less favorable to the Company than those arranged with other parties.

 Common Stock

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

Leslie's Poolmart, Inc.

Notes to Financial Statements
--------------------------------------------------------------------------------


  On March 23, 2001, the Company individually, and Lawrence Hayward, President and CEO, Donald Anderson, Executive Vice President and CFO, and Green Equity Investors II, L.P., the ("Purchasers") entered into two separate Stock Purchase Agreements, the ("Agreements") with Brian P. McDermott, ("McDermott") the Company's former President and CEO (the "McDermott Transactions"). Pursuant to the Agreements, the Company repurchased 277,775 shares of the Company's voting common stock held by McDermott for an aggregate purchase price of $499,995 and the other Purchasers acquired the remaining 554,985 shares of the Company's voting common stock held by McDermott for an aggregate purchase price of $998,973. Also pursuant to the Agreements, (i) McDermott's existing options were cancelled and of no further effect; (ii) McDermott resigned from his position as a director on the Board of Directors of the Company; and (iii) the existing Consulting Agreement, dated as of December 31, 1999, between McDermott and the Company was terminated.

  As part of the McDermott Transactions, the Company entered into separate loan agreements with each of Mr. Hayward and Mr. Anderson, pursuant to which the Company loaned $225,000 to each of Hayward and Anderson, respectively, thereby providing a portion of the funds required for each of Anderson and Hayward to purchase the shares of the Company's common stock held by McDermott. Each Loan, together with all accrued interest, will be due and payable to the Company in full, on the earlier of: 1) the date which is 7 years from the date hereof; or
2) the termination of Borrower's employment with the Company for any reason, other than a termination by the Company. The loan agreements are secured by a portion of the shares being purchased by each of Hayward and Anderson, pursuant to Pledge Agreements executed concurrently by each of Hayward and Anderson. Additionally, the Company and Foothill Capital Corporation executed a first amendment to the existing Loan and Security Agreement to effectively permit the Company to make loans to employees in an aggregate amount not to exceed $500,000 at any time, compared to the previous limit of $250,000.

Leslie's Poolmart, Inc.

Notes to Financial Statements
--------------------------------------------------------------------------------

13. Stock Based Compensation Plans

  Pursuant to SFAS No. 123 "Accounting for Stock-Based Compensation," the Company continues to account for stock options granted in accordance with Accounting Principles Board Opinion No. 25, if the Company discloses results under SFAS 123. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net loss would not have been materially different.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001 risk free interest rates of 2.0%; expected volatility of 0%; expected lives of 7 years for all options and no expected dividend yield. Based on these assumptions, the weighted average value of the options granted is $0.26. All of the options issued in 2000 and 1999 were subsequently cancelled.

  During 1997, the Company adopted a non-qualified common stock option plan (the "NQ Option Plan") and an incentive common stock option plan (the "ISO Option Plan") and reserved 417,995 shares and 1,369,730 shares, respectively, of Leslie's common stock for issuance upon the exercise of options to be granted to certain employees of Leslie's thereunder. Options to purchase Leslie's common stock have been granted at an exercise price of $1.00 per share for options granted under the NQ Option Plan ("NQ Options") and $2.00 per share in the case of options granted under the ISO Option Plan.

  Leslie's has reserved 417,995 shares of Leslie's common stock for the NQ Option Plan. NQ Options vest immediately. However, Leslie's (and in some instances GEI and certain members of the HPA Group) have a right ("Call Option") to repurchase a portion of each NQ Option (and a portion of any shares of Leslie's common stock issued upon the exercise of any NQ Option ("NQ Option Shares")) upon the option holder or stockholder ceasing to provide services to Leslie's. If the NQ Option holder's service termination occurs prior to the first anniversary of the consummation of the Transactions, two-thirds of the NQ Option and two-thirds of any NQ Option Shares may be repurchased; if the termination occurs on or after the first anniversary and before the second anniversary, the Call Option applies to one-third of the NQ Options and NQ Option Shares; and the Call Option will not apply to any NQ Options or NQ Option Shares if termination occurs on or after the second anniversary of the consummation of the Transactions. NQ Options have a term of ten years and remain exercisable without regard to any termination of employment of the holder, subject to the exercise of the Call Option as described above.

  Under the ISO Plan, as amended, ISO Options vest in one-third increments on the first, second and third anniversaries of the original grant date. Options intended to qualify as "incentive stock options" and options not intended to so qualify may be granted under the ISO Option Plan. Pursuant to law, options intended to qualify as "incentive stock options" are subject to limitations on aggregate amounts granted and must be issued to any holder of 10% or more of the issuer's outstanding common stock at 110% of fair market value. Vested ISO Options may be exercised for 90 days post termination of employment, except in the case of the death of the option holder, in which case the vested portion may be exercised within twelve months from the date of termination. ISO Options have a term of ten years.

  In November 1998, Leslie's Board adopted its 1998 Incentive Stock Option Plan (the "1998 Plan"), and reserved 300,000 shares of nonvoting common stock for
issuance thereunder.   In January 2000, the Board approved an amendment to the
Plan to increase the number of shares of nonvoting common stock issuable thereunder to 500,000 shares in the aggregate. Options to purchase Leslie's nonvoting common stock have been granted at an exercise price of $2.00 per share.

  On February 15, 2001, the Board of Directors approved a resolution to effectuate the "repricing" of options outstanding under the Company's ISO Option Plan and the 1998 Plan. Under the program, 198,500 existing options were cancelled and holders thereof were entitled to receive new options on a date which would be at least 6 months and a day from the date of cancellation, at a price equal to the then market value of the Company's stock. The options cancelled had exercise prices that were higher than the Board's view of the then current market price of the Company's stock and had impaired the ability of such options to fulfill their purpose.

Leslie's Poolmart, Inc.

Notes to Financial Statements
--------------------------------------------------------------------------------

A summary of option activities for all plans is as follows:



                                             Fiscal 2001                Fiscal 2000               Fiscal 1999
                                   ---------------------------------------------------------------------------------
                                                       Wtd Avg                   Wtd Avg                   Wtd Avg
                                         Shares        Ex Price      Shares     Ex Price      Shares      Ex Price
--------------------------------------------------------------------------------------------------------------------
 Outstanding at beginning of year         2,032,150        $2.88    1,814,660       $2.55    1,785,495         $2.46
 Granted                                  1,265,835         2.00      605,000        4.00      140,000          4.00
 Exercised                                       --           --     (166,665)         --           --            --
 Cancelled                               (1,614,155)        3.41     (220,845)       2.90     (110,835)         2.90
--------------------------------------------------------------------------------------------------------------------
 Outstanding at end of year.              1,683,830        $1.75    2,032,150       $2.88    1,814,660         $2.55
====================================================================================================================
 Exercisable at end of year.                997,160        $1.58    1,552,955       $2.63    1,325,495         $2.30
====================================================================================================================


  The following table summarizes information about all stock options outstanding as of September 29, 2001:


                                          Options Outstanding                              Options Exercisable
                     ------------------------------------------------------------     ------------------------------
                                                 Weighted Avg.
   Range of                     Number             Remaining         Weighed Avg.        Number       Weighted Avg.
 Exercise Price              Outstanding        Contractual Life    Exercise Price     Exercisable    Exercise Price
--------------------------------------------------------------------------------------------------------------------

$1.00                       417,995                 5.7             $1.00          417,995             $1.00
$2.00                     1,265,835                 9.8             $2.00          579,165             $2.00
--------------------------------------------------------------------------------------------------------------------

                          1,683,830                                 $1.75          997,160             $1.58
====================================================================================================================


14. Supplemental Cash Flow Disclosures

  The Company paid interest charges of $11.2 million, $12.5 million and $11.5 million, in 2001, 2000 and 1999, respectively. The Company paid or was (refunded) income taxes of $(344,545), $165,000 and $1.1 million in 2001, 2000 and 1999, respectively. The Series A Preferred Stock dividends and the accretion of the warrants are excluded from the statement of cash flows as non-cash transactions. The tax benefit for non-qualified stock options was excluded from the statement of cash flows as a non-cash transaction in 2000.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Previously reported on Form 8-K dated October 9, 2000 filed on October 10, 2000.

                                    PART III

         ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


  The directors and executive officers of the Company are as follows:

        Name                    Age                             Positions
        ----                   -----                            ---------
  Lawrence H. Hayward........     47  Chairman of the Board, President and Chief Executive Officer
  Donald J. Anderson.........     41  Executive Vice President, Chief Financial Officer and Director
  John M. Baumer.............     34  Director
  John G. Danhakl............     45  Director
  Michael J. Fourticq........     57  Director
  Michael L. Hatch...........     48  Senior Vice President, Merchandising and Marketing
  Mark A. Lum................     44  Vice President, Service and Commercial
  Marvin D. Schutz...........     53  Senior Vice President, Store Operations

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

  Donald J. Anderson is Executive Vice President, Chief Financial Officer and Director of the Company. He joined the Company in May 2000. Mr. Anderson has 25 years of experience in various retail industries. Most recently, Mr. Anderson was Senior Vice President and Chief Financial Officer of the Follett Higher Education Group, located in Oakbrook, Illinois, the nation's largest operator of University bookstores. From 1995 until 1999, he served as Senior Vice President and Chief Financial Officer of Carr Gottstein Foods Co., Alaska's largest food and drug retailer and wholesale provider. From 1990 to 1995, Mr. Anderson held various senior level positions at Buttrey Food and Drug Co. From 1977 to 1990, he served in various managerial positions with American Stores Company.

  John M. Baumer became a director of the Company in November 2001. He has been an executive officer and equity owner of Leonard Green & Partners ("LGP"), a merchant-banking firm that manages Green Equity Investors II ("GEI"), since 1999. Mr. Baumer had previously been a Vice President at Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), and had been with DLJ since 1995.
Prior to joining DLJ, Mr. Baumer was at Fidelity Investments and Arthur Andersen. Mr. Baumer is also a director of Intercontinental Art, Inc., Petco Animal Supplies, Inc. and VCA Antech, Inc.

  John G. Danhakl became a director of the Company in June 1997. He has been an executive officer and an equity owner of LGP, a merchant banking firm which manages GEI, since 1995. Mr. Danhakl had previously been a Managing Director at DLJ and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert Incorporated. Mr. Danhakl is also a director of Twinlab Corporation, The Arden Group, Inc. and several private companies.

  Michael J. Fourticq is a Director of the Company. He also served as Chairman of the Board of Directors from May 1988 until January 2000. Between May 1988 and August 1992, he served as the Company's Chief Executive Officer. Since 1995, Mr. Fourticq had been the Chairman and Chief Executive Officer of Brown Jordan International, a leading manufacturer of outdoor and casual furniture products. Since 1985 he has been the sole general partner of Hancock Park Associates, which is the general partner and affiliate of several investment partnerships. Mr. Fourticq is the Chairman of Mikol Missile-Air, director of WinsLoew Furniture and Chairman of Fitness Holdings International.

  Michael L. Hatch has been Senior Vice President, Merchandising and Marketing of the Company since November 2000. Mr. Hatch has more than 28 years of experience in the retail industry. Most recently, Mr. Hatch was the President of ABCO Desert Markets which was a division of Fleming Companies. From 1996 to 1999 he was employed by Smiths Food and Drug where he held various positions including Senior Vice President and Southwest Manager and Vice President of Sales, Merchandising and Marketing. From 1970 to 1996, Mr. Hatch held various senior management positions at Smitty's Super Valu, Inc. located in Phoenix, Arizona, which later merged with Smith's Food and Drug.

  Marvin D. Schutz has been Senior Vice President, Store Operations, since July 1999. From May 1997 through June 1999, he was Vice President of Store Operations. From October 1994, he was Director of Store Operations, Eastern Division. From 1982 through 1993 he held several management positions in specialty retail at Montgomery Ward as National Director of Operations and Training and Silo Inc. as Regional Sales Manager and Director of Operations.

  Mark Lum has been Vice President Service and Commercial since October 2000. Mr. Lum has over 25 years of experience in the Swimming Pool Supply industry having joined the Company in April of 1976. Since June 1997, he has held various senior level management assignments with the Company including Vice President Special Projects, Vice President Operations and Administration, and Vice President of Store Operations. Prior to that time he held several management positions such as National Operations Director, District and Store Manager.

  All executive officers of the Company are chosen by the Board of Directors and serve at the Board's discretion. No family relationships exist between any of the officers or directors of the Company.

  Leslie's, GEI, the members of HPA Group, Occidental and the holders of certain management options are parties to a Stockholders Agreement. In the Stockholders Agreement, Michael Fourticq was given certain rights to be elected as a director of the Company.

  On March 12, 1999, Green Equity Investors II, L.P. purchased all of the Preferred Stock from Occidental Petroleum Corporation. Occidental retained warrants to purchase 518,645 shares of Common Stock.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

  The following summary compensation table sets forth for the fiscal years ended September 29, 2001, September 30, 2000, and October 2, 1999, respectively, the compensation for services to the Company of the Chief Executive Officer and the four most highly compensated executive officers of the Company as of September 29, 2001.


                                                        Fiscal Year           Long-Term                  All Other
                                                       Compensation         Compensation               Compensation
                                                    -------------------    -------------      -------------------------------
                                                                                  Stock
                                                       Salary        Bonus       Options         401(k)          Insurance/Other
                                             Year       ($)         ($)(1)        (#)(2)         ($)(3)              ($)(4)
                                             -----     ------       -------      -------         ------              ------


Lawrence H. Hayward....................       2001       400,000     168,000        312,500          3,400                 180
  Chairman of the Board, President and        2000       300,000     345,852             --          3,400                  --
  Chief Executive Officer and Director        1999            --          --             --             --                  --

Donald J. Anderson.....................       2001       275,000     115,500        237,500          3,400              17,552(5)
  Executive Vice President,                   2000       116,346     112,230             --             --              66,476(5)
  Chief Financial Officer and Director        1999            --          --             --             --                  --

Michael L. Hatch.......................       2001       153,785      50,781         87,500          2,250                 118
  Senior Vice President,                      2000            --          --             --             --                  --
  Merchandising and Marketing                 1999            --          --             --             --                  --

Mark A. Lum............................       2001       119,527      31,500         75,000          2,885              68,082(5)
  Vice President,                             2000            --          --             --             --                  --
  Service and Commercial Operations           1999            --          --             --             --                  --

Marvin D. Schutz(6).....................      2001       175,000      55,125        110,000          3,400              60,606(5)
  Senior Vice President,                      2000       175,000          --             --          3,400                  --
  Store Operations                            1999       119,808       7,500             --          2,362                 495

__________________

(1) Bonuses are attributed to the year earned, and are paid out after the conclusion of the fiscal year. Bonuses were paid on a twelve-month basis for all of the fiscal years showing. Bonuses in 2000 to Mr. Hayward and Mr. Anderson were paid in accordance with the terms of their employment agreements.
(2) All options were granted at their fair market value on the date of grant. 678,333 of the total options issued, were the reissue of options that had been previously cancelled pursuant to the Board's option repricing resolution.
(3) Represents expected Company matching contributions to individuals' 401(k) accounts.
(4) Represents premiums paid by the Company for life insurance not generally available to all Company employees.
(5)  Represents moving expenses paid in accordance with the terms of employment.
(6)  Promoted from Vice President to Senior Vice President in July 1999.

Option Plans

  During 1997, the Company adopted a non-qualified common stock option plan (the "NQ Option Plan") and an incentive common stock option plan (the "ISO Option Plan") and reserved 417,995 shares and 1,369,730 shares, respectively, of Leslie's common stock for issuance upon the exercise of options to be granted to certain employees of Leslie's thereunder. Options to purchase Leslie's common stock have been granted at an exercise price of $1.00 per share for options granted under the NQ Option Plan ("NQ Options") and $2.00 per share in the case of options granted under the ISO Option Plan.

  Leslie's has reserved 417,995 shares of Leslie's common stock for the NQ Option Plan. NQ Options vest immediately. However, Leslie's (and in some instances GEI and certain members of the HPA Group) have a right ("Call Option") to repurchase a portion of each NQ Option (and a portion of any shares of Leslie's common stock issued upon the exercise of any NQ Option ("NQ Option Shares")) upon the option holder or stockholder ceasing to provide services to Leslie's. If the NQ Option holder's service termination occurs prior to the first anniversary of the consummation of the Transactions, two-thirds of the NQ Option and two-thirds of any NQ Option Shares may be repurchased; if the termination occurs on or after the first anniversary and before the second anniversary, the Call Option applies to one-third of the NQ Options and NQ Option Shares; and the Call Option will not apply to any NQ Options or NQ Option Shares if termination occurs on or after the second anniversary of the consummation of the Transactions. NQ Options have a term of ten years and remain exercisable without regard to any termination of employment of the holder, subject to the exercise of the Call Option as described above.

  Under the ISO Plan, as amended, ISO Options vest in one-third increments on the first, second and third anniversaries of the original grant date. Options intended to qualify as "incentive stock options" and options not intended to so qualify may be granted under the ISO Option Plan. Pursuant to law, options intended to qualify as "incentive stock options" are subject to limitations on aggregate amounts granted and must be issued to any holder of 10% or more of the issuer's outstanding common stock at 110% of fair market value. Vested ISO Options may be exercised for 90 days post termination of employment, except in the case of the death of the option holder, in which case the vested portion may be exercised within twelve months from the date of termination. ISO Options have a term of ten years.

  In November 1998, Leslie's Board adopted its 1998 Incentive Stock Option Plan (the "1998 Plan"), and reserved 300,000 shares of nonvoting common stock for
issuance thereunder.   In January 2000, the Board approved an amendment to the
Plan to increase the number of shares of nonvoting common stock issuable thereunder to 500,000 shares in the aggregate. Options to purchase Leslie's nonvoting common stock have been granted at an exercise price of $2.00 per share.

  On February 15, 2001, the Board of Directors approved a resolution to effectuate the "repricing" of options outstanding under the Company's ISO Option Plan and the 1998 Plan. Under the program, 198,500 existing options were cancelled and holders thereof were entitled to receive new Options on a date which would be at least 6 months and a day from the date of cancellation, at a price equal to the then market value of the Company's stock. The options cancelled had exercise prices that were higher than the Board's view of the then current market price of the Company's stock and had impaired the ability of such options to fulfill their purpose.

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

Option Grants in 2001

  The following table sets forth the stock options granted to the Chief Executive Officer and the other executive officers of the Company as of September 29, 2001, during the twelve months ended September 29, 2001, pursuant to the Company's Incentive Stock Option Plan, NQ Option Plan, or otherwise.

                                              Individual Grants
                            -------------------------------------------------------   Potential Realizable Value at Assumed
                                                                                           Annual Rates of Stock Price
                                           % of Total                                    Appreciation for Option Term(2)
                                        Options Granted                              --------------------------------------
                              Options   to Employees in   Exercise or   Expiration
                             Granted(1)   Fiscal Year     Base Price       Date           0%($)         5%($)        10% ($)
                            -----------------------------------------------------------------------------------------------
Lawrence H. Hayward.....        62,500              4.9%        $2.00       2/22/11       --          78,750        199,375
                               250,000             19.8%        $2.00       8/24/11       --         315,000        797,500

Donald J. Anderson......        62,500              4.9%        $2.00       2/22/11       --          78,750        199,375
                               175,000             13.8%        $2.00       8/24/11       --         220,500        558,250

Michael L. Hatch........        12,500              1.0%        $2.00       2/22/11       --          15,750         39,875
                                75,000              5.9%        $2.00       8/24/11       --          94,500        239,250

Mark A. Lum.............           835              0.1%        $2.00       2/22/11       --           1,052          2,664
                                74,165              5.9%        $2.00       8/24/11       --          93,448        236,586

Marvin D. Schutz........         5,835              0.5%        $2.00       2/22/11       --           7,352         18,614
                               104,165              8.2%        $2.00       8/24/11       --         131,248        332,286

(1) Granted pursuant to 1997 and 1998 Stock Option Plan. Options granted on 2/22/01 vest over a three-year period. Options granted on 8/24/01, were reissued as mandated under the Board's Repricing Resolution and vest according to the original vesting schedule of the previously cancelled options.

(2) Potential realizable value is based on an assumption that the stock price of the common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year option term. These numbers are calculated based on requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.

Aggregated Option Exercises in 2001 and Fiscal Year-End Option Value

  The following table sets forth the stock option exercises by the named
executive officers during 2001.   In addition, the table indicates the total
number and value of exercisable and non-exercisable options held by each such officer as of September 29, 2001.

                          Shares       Value        Number of Unexercised         Value of Unexercised
                         Acquired On  Realized            Options at             In-the-Money Options at
                         Exercise (#)   ($)           September 29, 2001           September 29, 2001
                      ------------------------------------------------------------------------------------
                                                  Exercisable   Unexercisable  Exercisable  Unexercisable
                                              ------------------------------------------------------------
Lawrence H. Hayward...     --          --              250,000         62,500      --            --
Donald J. Anderson....     --          --               58,334        179,166      --            --
Michael L. Hatch......     --          --               25,000         62,500      --            --
Mark A. Lum...........     --          --               55,832         19,168      --            --
Marvin D. Schutz......     --          --               78,332         31,668      --            --

____________________
(1) Potential unrealized value is (i) the fair market value at September 29, 200 ($2.00 per share) less the option exercise price times (ii) the number of shares.

Directors' Compensation

  Directors do not receive any compensation directly for their service on the Company's Board of Directors. The Company has agreed, however, to pay LGP certain fees for various management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities. John M. Baumer and John D. Danhakl are members of the Company's Board of Directors and are executive officers and equity owners of LGP.


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

  Mr. Hayward's employment agreement provides for a base salary of $400,000 annually, plus a minimum guaranteed bonus of $150,000 for fiscal year 2000. In fiscal year 2001 and all successive years, Mr. Hayward's bonus will be based solely upon the Company's financial performance. If Leslie's terminates Mr. Hayward's employment for any reason other than Just Cause (as defined in the Agreement), Mr. Hayward will receive his base salary and benefits through the twelve-month period following termination, except that if Mr. Hayward becomes an employee, consultant or partner of a company which directly competes with Leslie's, any such severance payments and benefits shall end as of the date Mr. Hayward's relationship with the competing entity commenced. The benefits are also payable upon a sale of substantially all of the business or assets of the Company or a consolidation, merger or change of control of the Company (a "Change of Control").

  Mr. Anderson's employment agreement provides for a base salary of $275,000 annually, plus a minimum guaranteed bonus of $45,833 for fiscal year 2000 (representing the pro-rated period of his actual employment during fiscal year
2000). In fiscal year 2001 and all successive years, Mr. Anderson's bonus will be based solely upon the Company's financial performance. If Leslie's terminates Mr. Anderson's employment for any reason other than Just Cause (as defined in the Agreement), Mr. Anderson will receive his base salary and benefits through the twelve-month period following termination, or through April 30, 2002, whichever is longer, except that if Mr. Anderson becomes an employee, consultant or partner of a company which directly competes with Leslie's, any such severance payments and benefits shall end as of the date Mr. Anderson's relationship with the competing entity commenced. The benefits are also payable upon a Change of Control (as defined above).

ITEM 12.   PRINCIPAL SHAREHOLDERS AND STOCK OWNERSHIP OF MANAGEMENT

  The following table sets forth information as of September 29, 2001 with respect to (i) all persons known by the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) all executive officers of the Company; (iii) all directors; and (iv) all directors and executive officers as a group. The address for the directors and executive officers is in care of the Company.


                                                                Amount and Nature
                                                                       of
                                                                   Beneficial           Percentage of
                      Name and Address                            Ownership of            Shares
                   of Beneficial Owner(1)                       Common Stock(2)        Outstanding(2)
                   ----------------------                      ------------------      --------------
   GEI(3)....................................................          6,057,571             64.8%
   John M. Baumer(4).........................................          6,057,571             64.8
   John G. Danhakl(4)........................................          6,057,571             64.8
   Michael J. Fourticq(5)....................................            724,075              7.7
   Lawrence H. Hayward(6)....................................            500,000              5.3
   Donald J. Anderson(7).....................................            308,334              3.3
   Michael L. Hatch(8).......................................             25,000              0.3
   Mark A. Lum(8)............................................             50,000              0.5
   Marvin D. Schutz(8).......................................             50,000              0.5
   Occidental(9).............................................            518,645              5.3
   All executive officers and directors as a group (8
    persons).................................................          7,714,980             82.5%

(1) The address of Messrs. Fourticq, Hayward, Anderson, Hatch, Lum and Schutz is 3925 E. Broadway Road, Suite 100, Phoenix, Arizona 85040. The address of Occidental is 10889 Wilshire Boulevard, Los Angeles, California 90029. The address of GEI and Messrs. Baumer and Danhakl is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.
(2) Computed based upon the total number of shares of Leslie's common stock outstanding and the number of shares of Leslie's common stock underlying warrants and options of that person exercisable within 60 days. In accordance with Rule 13(d)-3 of the Exchange Act, any Leslie's common stock which is subject to warrants or options exercisable within 60 days is deemed to be outstanding for the purpose of computing the percentage of outstanding shares of Leslie's common stock owned by the person holding such warrants or options, but is not deemed to be outstanding for the purpose of computing the percentage of outstanding shares of Leslie's common stock owned by any other person.
(3) GEI is a Delaware limited partnership managed by LGP, which is an affiliate of the general partner of GEI. Each of Messrs. Green, Sokoloff, Nolan, Danhakl and Seiffer, either directly (whether through ownership interest or position) or through one of more intermediaries, may be deemed to control LGP and such general partner. LGP and such general partner may be deemed to control the voting and disposition of the shares of Leslie's common stock owned by GEI. Accordingly, for certain purposes, Messrs. Green, Sokoloff, Nolan, Danhakl and Seiffer may be deemed to be beneficial owners of the shares of Leslie's common stock held by GEI.
(4) Includes the shares beneficially owned by GEI, of which Messrs. Baumer and Danhakl are associates.
(5) Includes 24,880 shares subject to options exercisable within 60 days and 699,195 shares of Leslie's common stock.
(6) Includes 250,000 shares subject to options exercisable within 60 days and 250,000 shares of Leslie's common stock.
(7) Includes 58,334 shares subject to options exercisable within 60 days and 250,000 shares of Leslie's common stock.
(8)  All such shares are subject to options exercisable within 60 days.
(9)  All such shares are obtainable upon the exercise of warrants.

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

Stockholders Agreement

  In connection with the Mergers, Leslie's, GEI, the members of the HPA Group, Occidental, the holders of the Subscription Stock and members of management who received NQ Options or ISO Options entered into a Stockholders Agreement (the "Stockholders Agreement"). The Stockholders Agreement provides the Company and certain Stockholders certain rights to repurchase a portion of the NQ Options, NQ Shares and the Subscription Stock of certain other Stockholders upon their ceasing to provide services to the Company. The Stockholders Agreement generally restricts the transferability of securities of the Company ("Securities") held by certain of the Stockholders and establishes a right of first refusal, in the event certain Stockholders seek to transfer any of their Securities to a third party, in favor of some other Stockholders. In addition, GEI has certain "drag-along" rights and if GEI desires to sell any Securities, other Stockholders have certain "tag-along" rights to participate in such sale. The Stockholders Agreement also grants demand registration rights to certain Stockholders and piggyback registration rights for all Stockholders. In the Stockholders Agreement, Mr. Fourticq is given certain rights to be elected as a director of the Company.

Stock Repurchase and Promissory Note Agreements

     On March 23, 2001, the Company individually, and Lawrence Hayward, President and CEO, Donald Anderson, Executive Vice President and CFO, and Green Equity Investors II, L.P., the ("Purchasers") entered into two separate Stock Purchase Agreements, the ("Agreements") with Brian P. McDermott, ("McDermott") the Company's former President and CEO (the "McDermott Transactions"). Pursuant to the Agreements, the Company repurchased 277,775 shares of the Company's voting common stock held by McDermott for an aggregate purchase price of $499,995 and the Purchasers acquired the remaining 554,985 shares of the Company's voting common stock held by McDermott for an aggregate purchase price of $998,973. Also pursuant to the Agreements, (i) McDermott's existing options were cancelled and of no further effect; (ii) McDermott resigned from his position as a director on the Board of Directors of the Company; and (iii) the Consulting Agreement, dated as of December 31, 1999, between McDermott and the Company was terminated.

     As part of the McDermott Transactions, the Company entered into separate loan agreements with each of Mr. Hayward and Mr. Anderson, pursuant to which the Company loaned $225,000 to each of Hayward and Anderson, respectively, thereby providing a portion of the funds required for each of Anderson and Hayward to purchase the shares of the Company's common stock sold by McDermott. Each Loan, together with all accrued interest, will be due and payable to the Company in full, on the earlier of: 1) the date which is 7th anniversary of the Note and 2) the termination of Borrower's employment with the Company for any reason, other than a termination by the Company, and is secured by a portion of the shares being purchased by each of Hayward and Anderson, pursuant to Pledge Agreements executed concurrently by each of Hayward and Anderson. Additionally, the Company and Foothill Capital Corporation executed a first amendment to the existing Loan and Security Agreement to effectively permit the Company to make loans to employees in an aggregate amount not to exceed $500,000 at any time, compared to the previous limit of $250,000.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1),(2) The following financial statements and financial statement schedules are included herewith and are filed as part of this annual report.

  Consolidated Balance Sheets--September 29, 2001 and September 30, 2000 Consolidated Statements of Operations--Years Ended September 29, 2001,
    September 30, 2000, and October 2, 1999
  Consolidated Statements of Stockholders' Equity (Deficit)--Years Ended
    September 29, 2001, September 30, 2000, October 2, 1999, and October 3, 1998 Consolidated Statements of Cash Flows--Years Ended September 29, 2001,
    September 30, 2000, and October 2, 1999
  Notes to Consolidated Financial Statements
  Reports of Independent Public Auditors and Accountants

  (a)(3) The following exhibits set forth below are filed as part of this annual report or are incorporated herein by reference.



Exhibit
Number                               Description
------                               -----------
    3.1  Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 6, 1997*
    3.2  Certificate of Designation, Preferences and Rights of Exchangeable Cumulative Redeemable Preferred Stock,
         Series A filed with the Delaware Secretary of State on June 11, 1997*
    3.3  Certificate of Amendment to Certificate of Designation filed with the Delaware Secretary of State on
         November 16, 1998*
    3.4  Certificate of Amendment of Restated Certificate of Incorporation filed with the Delaware Secretary of
         State on December 26, 2000*
    3.5  Certificate of Amendment of Restated Certificate of Incorporation filed with the Delaware Secretary of
         State on February 22, 2001*
    3.6  Bylaws of the Company*
    4.1  Indenture dated as of June 11, 1997 between the Company and U.S. Trust Company of California, N.A.*
   10.1  Preferred Stock and Warrant Purchase Agreement dated as of June 11, 1997 between the Company and
         Occidental Petroleum Corporation*
   10.2  Warrant dated June 11, 1997 for the purchase of shares of common stock of the Company issued to Occidental
         Petroleum Corporation*
   10.3  Stockholders Agreement and Subscription Agreement dated as of June 11, 1997 among the Company and Green
         Equity Investors II, LP, Richard H. Hillman, Michael J. Fourticq, Greg Fourticq, Brian P. McDermott, the
         Trustees of the McDermott Family Trust, Occidental Petroleum Corporation and the Stockholders identified on the signature pages thereto*
   10.4  NQ Option Plan and form of Agreement*
   10.5  ISO Option Plan and form of Agreements*
   10.6  Lease for Dallas Distribution Center*
   10.7  Lease for Ontario Distribution Center*
   10.8  Lease for Bridgeport Distribution Center*
   10.9  Form of Director's and Officer's Indemnification Agreement dated as of June 11, 1997 between the Company and certain members of management*
   10.10 Management Agreement dated as of June 11, 1997 between the Company and Leonard Green & Partners, LP*
   10.11 Noncompetition Agreement, dated August 31, 1992, among Sandy's Pool Supply, Inc., Leslie's Poolmart, and
         Philip Leslie*
   10.12 Noncompetition Agreement, dated August 31, 1992, among Sandy's Pool Supply, Inc., Leslie's Poolmart, and
         Sander Bass*


Exhibit
Number                               Description
------                               -----------
   10.13  Purchase Agreement dated June 6, 1997 between the Company and BT Securities Corporation*
   10.14  Registration Rights Agreement dated as of June 11, 1997 by and between the Company and BT Securities
          Corporation*
   10.15  1998 Nonvoting Stock Option Plan*
   10.16  Employment agreement dated December 31, 1999 between the Company and Lawrence H. Hayward*
   10.17  Employment Agreement dated May 1, 2000 between the Company and Donald J. Anderson*
   10.18  Loan and Security Agreement June 22, 2000 among the Company and Foothill Capital Corporation*
   10.19  Amendment Number One to Loan and Security Agreement*
   10.20  Secured, Non-recourse Promissory Note and Pledge Agreement - Lawrence H. Hayward*
   10.21  Secured, Non-recourse Promissory Note and Pledge Agreement - Donald J. Anderson*
   21.1   Subsidiaries*
   24.1   Power of Attorney (included on signature page)

--------------
*Previously filed

  (b) Reports on Form 8-K  - None

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on December 21, 2001.

                                  LESLIE'S POOLMART, INC.
                                  (Registrant)



                                  By:   /s/   Donald J. Anderson
                                      --------------------------
                                           Donald J. Anderson
                                         Chief Financial Officer

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


              Signature                      Capacity                                       Date
              ---------                      --------                                       ----


/s/   Lawrence  H. Hayward                    Chairman of the                           December 21, 2001
----------------------------------               Board of
     Lawrence H. Hayward                      Directors, Chief
                                              Executive Officer
                                                and President


/s/    John M. Baumer                            Director                               December 21, 2001
----------------------------------
       John M. Baumer


/s/    John G. Danhakl                           Director                               December 21, 2001
----------------------------------
       John G. Danhakl


/s/    Michael J. Fourticq                       Director                               December 21, 2001
----------------------------------
       Michael J. Fourticq


  /s/    Donald J. Anderson                   Chief Financial Officer,                  December 21, 2001
---------------------------------                   Director and
         Donald J. Anderson                  Principal Accounting Officer