Form 10-Q
period 2001-12-29
LESLIES POOLMART INC
filed 2002-02-11
CIK 866048

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                             ---------------------

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the Quarterly Period Ended December 29, 2001
                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
              Exchange Act of 1934 For the transition period from
                                      to

                         Commission File Number 1-18741

                             LESLIE'S POOLMART, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                   95-4620298
 (State or other jurisdiction
of incorporation or organization)         (I.R.S. Employer Identification No.)

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

                           Yes  [ x ]      No  [  ]

         The number of shares of the registrant's Common Stock outstanding at February 11, 2002 was 7,065,438 shares.

================================================================================

                            LESLIE'S POOLMART, INC.
                               AND SUBSIDIARIES

                                   FORM 10-Q

               For the Quarterly Period Ended December 29, 2001

                                     INDEX



Part I.  Financial Information
                                                                                                               Page
                                                                                                            -----------
      Item 1.         Financial Statements

                      Consolidated Balance Sheets
                      as of December 29, 2001 (unaudited) and September 29, 2001                                1

                      Consolidated Statements of Operations for the 13 weeks
                      ended December 29, 2001 (unaudited) and December 30, 2000 (unaudited)                     2

                      Consolidated Statements of Cash Flows for the 13 weeks ended
                      December 29, 2001 (unaudited) and December 30, 2000 (unaudited)                           3

                      Notes to Consolidated Financial Statements (unaudited)                                    4

                      Management's Discussion and Analysis of Financial Condition
      Item 2.         and Results of Operations                                                                 5

Part II.  Other Information                                                                                     7

Signatures                                                                                                      7

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
Leslie's Poolmart, Inc.

Consolidated Balance Sheets
-------------------------------------------------------------------------------------------------------------------------
Amounts In Thousands, except share amounts
-------------------------------------------------------------------------------------------------------------------------
                                                                                      December 29,       September 29,
                                                                                          2001                 2001
-------------------------------------------------------------------------------------------------------------------------
Assets                                                                                 (unaudited)
Current assets:
         Cash and cash equivalents                                                      $     3,122        $      6,768
         Accounts receivable, net                                                             3,795               7,450
         Inventories                                                                         57,634              55,935
         Prepaid expenses and other current assets                                            1,721               1,176
         Deferred tax assets                                                                  6,118               6,118
-------------------------------------------------------------------------------------------------------------------------
                  Total current assets                                                       72,390              77,447

Property, plant and equipment, at cost, net of accumulated depreciation                      43,505              44,781
Goodwill, net                                                                                 7,774               7,836
Deferred financing costs, net                                                                 1,580               1,744
Other assets                                                                                    558                 502
-------------------------------------------------------------------------------------------------------------------------
         Total assets                                                                   $   125,807        $    132,310
=========================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
         Accounts payable                                                               $    12,801        $     19,449
         Accrued expenses                                                                    21,528              23,329
         Income taxes payable                                                                   235               5,999
         Current maturities of long-term debt                                                   121                 121
-------------------------------------------------------------------------------------------------------------------------
                  Total current liabilities                                                  34,685              48,898

Line of credit borrowings                                                                    16,705                   -
Long-term debt, excluding current maturities                                                    849                 867
Senior notes                                                                                 90,000              90,000
Deferred tax liabilities                                                                      2,515               2,515
-------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                  144,754             142,280
-------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies                                                                     -                   -

Preferred Stock, $0.001 par value; Authorized - 2,000,000 shares;
         Issued and outstanding - 28,000 Series A at December 29, 2001
         and September 29, 2001                                                              43,587              42,314

Shareholder's equity (deficit):
         Common stock, $0.001 par value, authorized 12,000,000 shares,
            Issued and outstanding 7,065,438 shares at December 29,
            2001 and September 29, 2001, respectively                                             1                   1
         Stock subscriptions receivable                                                        (450)               (450)
         Paid-in capital                                                                    (45,278)            (45,295)
         Deficit                                                                            (16,807)             (6,540)
-------------------------------------------------------------------------------------------------------------------------
                  Total shareholders' deficit                                               (62,534)            (52,284)
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity (deficit)                                    $   125,807        $    132,310
=========================================================================================================================

See accompanying notes to consolidated financial statements.

Leslie's Poolmart, Inc.

Consolidated Statements of Operations
-------------------------------------------------------------------------------------------------------------------------
Amounts In Thousands
-------------------------------------------------------------------------------------------------------------------------
                                                                                              13 Weeks Ended
                                                                                       December 29,       December 30,
                                                                                            2001              2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                        (unaudited)        (unaudited)
Net Sales                                                                               $     30,882       $     28,585
Cost of merchandise and services sold, including
       warehousing and transportation expenses                                                17,768             17,582
-------------------------------------------------------------------------------------------------------------------------
         Gross profit                                                                         13,114             11,003

Operating and administrative expenses                                                         25,165             24,077
Unusual expense                                                                                    -              1,466
-------------------------------------------------------------------------------------------------------------------------
         Operating loss                                                                      (12,051)           (14,540)

Other expense:
         Interest expense, net                                                                 2,661              2,818
         Other expense                                                                            31                201
-------------------------------------------------------------------------------------------------------------------------
Total other expense                                                                            2,692              3,019
-------------------------------------------------------------------------------------------------------------------------

Net loss before income tax expense                                                           (14,743)           (17,559)

Income tax benefit                                                                             5,749              7,328
-------------------------------------------------------------------------------------------------------------------------

         Net loss                                                                             (8,994)           (10,231)
-------------------------------------------------------------------------------------------------------------------------

Series A Preferred Stock dividends and accretion                                               1,273              1,079
-------------------------------------------------------------------------------------------------------------------------

Income applicable to common shareholders                                                $    (10,267)      $    (11,310)
=========================================================================================================================

See accompanying notes to consolidated financial statements.

Leslie's Poolmart, Inc.

Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------------------
Amounts in Thousands
-----------------------------------------------------------------------------------------------------------------------
                                                                                              13 Weeks Ended
                                                                                       December 29,       December 30,
                                                                                            2001              2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                        (unaudited)        (unaudited)
Operating activities:
       Net loss                                                                         $     (8,994)      $    (10,231)
       Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
           Depreciation and amortization                                                       2,121              2,230
           Amortization of loan fees and discounts                                               164                114
           Deferred income taxes                                                                   -             (2,650)
           Loss on disposition of assets                                                          30                201
       Changes in operating assets and liabilities
           Accounts and other receivables                                                      3,655              5,393
           Inventories                                                                        (1,699)              (617)
           Prepaid expenses and other                                                           (545)              (363)
           Other assets                                                                          (56)                63
           Accounts payable and accrued liabilities                                           (8,449)           (13,799)
           Income taxes                                                                       (5,764)            (4,273)
-------------------------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                                                 (19,537)           (23,932)
-------------------------------------------------------------------------------------------------------------------------

Investing activities:
           Additions to property and equipment                                                  (827)              (895)
           Proceeds from sale of property and equipment                                           14                 30
-------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                                    (813)              (865)
-------------------------------------------------------------------------------------------------------------------------

Financing activities:
           Net short-term borrowings                                                          16,705             21,475
           Payments of long-term debt                                                            (18)               (17)
           Issuance of common stock                                                               17                  -
-------------------------------------------------------------------------------------------------------------------------
       Net provided by financing activities                                                   16,704             21,458
-------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                     (3,646)            (3,339)

Cash and cash equivalents and beginning of period                                              6,768              5,252
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                              $      3,122       $      1,913
=========================================================================================================================

See accompanying notes to consolidated financial statements.

Leslie's Poolmart, Inc.

Notes to Consolidated Financial Statements (unaudited)

(1)  Presentation and Financial Information

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 29, 2001 are not necessarily indicative of the results that may be expected for the year ended September 28, 2002.

         The balance sheet at December 29, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in Leslie's Poolmart, Inc.'s annual report on Form 10-K for the year ended September 29, 2001.

(2)  Organization and Operation

         Leslie's Poolmart, Inc. is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie's Swimming Pool Supplies through 388 retail stores in 30 states; a nationwide mail order catalog; and an Internet E-commerce capability. The Company also repackages certain bulk chemical products for retail sale. The Company's business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending June and September.

(3)  Inventories

         Inventories consists of the following:

                                                             December 29,          September 29,
           Amounts in thousands                                  2001                  2001
           ---------------------------------------------------------------------------------------
           Raw materials and supplies                      $           435        $          182
           Finished goods                                           57,199                55,753
           ---------------------------------------------------------------------------------------

                Total Inventories                          $        57,634        $       55,935
           =======================================================================================

Leslie's Poolmart, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         Leslie's Poolmart, Inc. is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company currently markets its products through 388 Company-owned retail stores in 30 states; a nationwide mail order catalog; and an Internet E-commerce capability. Leslie's is vertically integrated, operating a chemical repackaging facility in Ontario, California. It supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Bridgeport, New Jersey; and Covington, Kentucky.

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

Results of Operations

         13 Weeks Ended December 29, 2001 Compared to 13 Weeks Ended December 30, 2000

         Net Sales. Net sales for the 13 weeks ended December 29, 2001 were $30.9 million compared to $28.6 million for the 13 weeks ended December 30, 2000. The 8.0% increase was due primarily to improved comparable store sales as well as to the increased store count as compared to the prior year. Retail comparable store sales for the 13 weeks of fiscal 2002, increased 6.6% from the 13 weeks in fiscal 2001.

         Gross Profit. Gross profit for the 13 weeks ended December 29, 2001 was $13.1 million compared to $11.0 million for the 13 weeks ended December 30, 2000. As a percentage of sales, gross profit was 42.5% for the 13 weeks of fiscal 2002 compared to 38.5% for the 13 weeks of fiscal 2001. Gross profit as a percentage of sales for the 13 weeks 2001 increased due to improved acquisition costs and reductions in distribution expenses as compared to the prior year.

         Operating and Administrative Expenses. Operating and administrative expenses for the 13 weeks ended December 29, 2001, were $25.2 million as compared to $25.5 million for the 13 weeks ended December 30, 2000. Operating and administrative expenses as a percentage of sales were 81.5% for the 13 ended December 29, 2001 compared to 89.4% for the 13 ended December 30, 2000. Operating expenses for the fiscal 2001 quarter decreased as compared to the 2000 quarter due primarily to a $1.4 million unusual charge taken in the prior year for expenses associated with the Company's relocation of its corporate offices from Chatsworth, California to Phoenix, Arizona. Excluding the charge taken in the prior year, expenses increased by $1.1 million as compared to the prior year. This was due primarily to the increase in occupancy costs related to the increased store count and increases in insurance costs and other related administrative expenses.

         Operating Loss. Operating loss, for the 13 weeks ended December 29, 2001 was reduced $2.5 million from a $14.5 million loss for the 13 weeks ended December 30, 2000. The improvement in the quarter was due to improved sales and gross margin rates and the unusual expense taken in the prior year for costs associated with the corporate relocation.

         Other Income and Expense. Net interest expense was $2.7 million for the 13 weeks ended December 29, 2001 compared to $2.8 million for the 13 weeks ended December 30, 2000. The decrease in interest expense was due primarily to lower average debt balances and interest rates in the quarter. During the quarter, the Company also benefited from receiving from its lending institution a reduced spread on its borrowing costs due to meeting certain financial targets during the prior year.

         Income Taxes. The Company's income tax benefit for the 13 weeks ended December 29, 2001 was $5.7 million as compared to a $7.3 million benefit for the 13 weeks ended December 30, 2000.

         EBITDA. Excluding the unusual charge taken in the prior year for expenses associated with the Company's relocation, the EBITDA loss for the 13 weeks ended December 29, 2001 was $9.9 million, versus an EBITDA loss of $10.8 million, for the 13 weeks ended December 30, 2000.

EBITDA is determined as follows:


                                                            December 29,           December 30,
           Amounts in thousands                                 2001                   2000
           -----------------------------------------------------------------------------------------
           Operating loss                                     $    (12,051)        $      (14,540)
           Depreciation                                              2,059                  2,045
           Amortization                                                 62                    185
           Unusual expense                                               -                  1,466
           -----------------------------------------------------------------------------------------

                EBITDA loss                                   $     (9,930)        $      (10,844)
           =========================================================================================

Financial Condition, Liquidity and Capital Resources

         Changes in Financial Condition. Between September 29, 2001 and December 29, 2001, total current assets decreased $5.1 million primarily as the result of reductions in accounts receivable which decreased $3.7 million during the period.

         During the same period, current liabilities decreased $14.2 million due primarily to reductions in accounts payable, accrued expenses and income tax liabilities. The change in accounts payable and accrued expenses reflects the timing of payments between periods while the reduced income tax liability reflects the accrued tax benefit associated with the quarterly operating loss.

         Liquidity and Capital Resources. Net cash used by operating activities was $19.5 million for the 13 weeks ended December 29, 2001 compared to net cash used by operating activities of $23.9 million for the same period in the prior year. The change in the 13 weeks 2001 compared to 2000 was due primarily to the reduction in net loss coupled with the improved management of working capital.

         Capital expenditures for the 13 weeks ended December 29, 2001 were $0.8 million. Capital expenditures are expected to range between $6.0 and $9.0 million for fiscal 2002. It is anticipated that the balance of 2002 capital expenditures will be funded out of cash provided by operations and borrowings under the working capital revolver.

         Net cash provided by financing activities for the 13 weeks ended December 29, 2001 was $16.7 million as compared to $21.5 million in the prior year. Funds borrowed under the revolving credit portion of the Company's credit facility are restricted to working capital and general corporate purposes. The level of borrowings under the Company's revolving debt is dependent primarily upon cash flows from operations, the timing of disbursements, long-term borrowing activity and capital expenditure requirements.

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


                              LESLIE'S POOLMART, INC.



                              By:    /s/ Lawrence H. Hayward
                                  -----------------------------------------
                                     Lawrence H. Hayward
                                     President and
                                     Chief Executive Officer

                              Date: February 11, 2002



                              By:    /s/ Donald J. Anderson
                                  -----------------------------------------
                                     Donald J. Anderson
                                     Executive Vice-President and
                                     Chief Financial Officer

                              Date: February 11, 2002