Form 10-Q
period 2002-03-30
LESLIES POOLMART INC
filed 2002-05-14
CIK 866048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 30, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 0-18741

LESLIE’S POOLMART, INC.
(Exact name of registrant as specified in its charter)

Delaware 95-4620298
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

3925 E. Broadway Road
Phoenix, Arizona 85040
(Address of principal executive offices)

Registrant’s telephone number, including area code:    (602) 366-3999

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

The number of shares of the registrant’s Common Stock outstanding at May 10, 2002 was 7,065,438 shares.

LESLIE’S POOLMART, INC.
AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended March 30, 2002

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Leslie’s Poolmart, Inc.

Consolidated Balance Sheets
Amounts In Thousands, except share amounts

	March 30, 2002	September 29, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,868	$6,768
Accounts receivable, net	3,827	7,450
Inventories	79,687	55,935
Prepaid expenses and other current assets	1,512	1,176
Deferred tax assets	12,359	6,118

Total current assets	107,253	77,447
Property, plant and equipment, at cost, net of accumulated depreciation	44,715	44,781
Goodwill, net	7,729	7,836
Intangible assets, net of accumulated amortization	1,417	1,744
Other assets	496	502

Total assets	$161,610	$132,310

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$41,145	$19,450
Accrued expenses	22,533	23,329
Income taxes payable	—	5,999
Current maturities of long-term debt	121	121

Total current liabilities	63,799	48,899
Line of credit borrowings, net	33,496	—
Senior notes	90,000	90,000
Long-term debt, excluding current maturities	845	867
Deferred tax liabilities	2,515	2,515

Total liabilities	190,655	142,281
Preferred stock, $0.001 par value; authorized—2,000,000 shares; Issued and outstanding—44,905 Series A at March 30, 2002 and 42,313 at September 29, 2001	44,905	42,313
Commitments and contingencies	—	—
Shareholder’s equity (deficit):
Common stock, $0.001 par value, authorized 12,000,000 shares, Issued and outstanding 7,065,438 shares at March 30, 2002 and 7,057,105 at September 29, 2001, respectively	1	1
Stock subscriptions receivable	(450)	(450)
Paid-in capital	(45,278)	(45,295)
Retained deficit	(28,223)	(6,540)
Total stockholders’ equity (deficit)	(73,950)	(52,284)

Total liabilities and stockholders’ equity (deficit)	$161,610	$132,310

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Operations
Amounts In Thousands

	13 Weeks Ended		26 Weeks Ended
	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001
	(unaudited)		(unaudited)
Sales	$34,258	$32,559	$65,140	$61,144
Cost of merchandise sold and services sold, including warehousing and transportation expenses	19,324	19,031	37,092	36,613

Gross profit	14,934	13,528	28,048	24,531
Operating and administrative expense (see note 5)	28,389	26,751	53,554	50,828
Unusual expense	—	—	—	1,466

Operating loss	(13,455)	(13,223)	(25,506)	(27,763)
Other expenses/(income):
Interest expense	2,782	3,533	5,451	6,355
Interest income	(3)	—	(11)	(4)
Other expense/(income)	339	(186)	370	15

Total other expense	3,118	3,347	5,810	6,366

Net loss before taxes	(16,573)	(16,570)	(31,316)	(34,129)
Income tax benefit	(6,476)	(5,818)	(12,225)	(13,146)

Net loss	(10,097)	(10,752)	(19,091)	(20,983)
Series A Preferred Stock dividends and accretion	(1,319)	(1,251)	(2,592)	(2,330)

Loss applicable to common shareholders	$(11,416)	$(12,003)	$(21,683)	$(23,313)

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Cash Flows
Amounts in Thousands

	26 Weeks Ended
	March 30, 2002	March 31, 2001
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(19,091)	$(20,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,249	4,349
Amortization of loan fees and discounts	253	350
Deferred income taxes	(6,241)	(8,461)
Loss on disposition of assets	369	15
Changes in operating assets and liabilities
Accounts and other receivables	3,623	4,150
Inventories	(23,752)	(28,449)
Prepaid expenses and other	(336)	(303)
Other assets	6	46
Accounts payable and accrued liabilities	20,899	16,882
Income taxes payable	(5,999)	(4,273)

Net cash used in operating activities	(26,020)	(36,677)

Investing activities:
Additions to property and equipment	(4,383)	(2,344)
Proceeds from sale of property and equipment	12	17

Net cash used in investing activities	(4,371)	(2,327)

Financing activities:
Net short-term borrowings	33,496	42,094
Payments on long-term debt	(22)	(18)
Issuance of common stock	17	—
Purchase of common stock	—	(499)
Loan to officers	—	(450)

Net cash provided by financing activities	33,491	41,127

Net increase in cash and cash equivalents	3,100	2,123
Cash and cash equivalents and beginning of period	6,768	5,252

Cash and cash equivalents at end of period	$9,868	$7,375

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(1)    Presentation and Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 30, 2002 are not necessarily indicative of the results that may be expected for the year ended September 28, 2002.

The balance sheet at March 30, 2002 has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Leslie’s Poolmart, Inc.’s annual report on Form 10-K for the year ended September 29, 2001.

(2)    Organization and Operation

Leslie’s Poolmart, Inc. is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie’s Swimming Pool Supplies through 409 retail stores in 33 states; a nationwide mail order catalog; and an Internet E-commerce capability. The Company also repackages certain bulk chemical products for retail sale. The Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending in June and September.

(3) Inventories

Inventories consists of the following:

	March 30, 2002	September 29, 2001
	Amounts in thousands
Raw materials and supplies	$1,120	$182
Finished goods	78,567	55,753

Total Inventories	$79,687	$55,935

(4)    Recently Issued Accounting Pronouncements

In accordance with provisions of SFAS No. 141 Business Combinations, and SFAS No. 142 Goodwill and Other Intangible Assets, the Company will apply the new rules on accounting for goodwill and other intangible assets deemed to have indefinite lives beginning September 29, 2002. Also beginning September 29, 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets. The Company currently anticipates that its goodwill will no longer be amortized under SFAS No. 142, but will be subjected to periodic assessments as defined therein. The unamortized balance of goodwill subject to the impairment tests is $7.7 million as of March 30, 2002.

Additionally, amortization expense of $119,000 and $90,000 is included in the consolidated statements of operations for the 13 weeks ended March 30, 2002 and March 31, 2001 and $181,000 and $275,000 is included in the consolidated statements of operations for the 26 weeks ended March 30, 2002 and March 31, 2001.

(5)    Legal Items

Soto, et. al. v. Leslie’s Poolmart, Inc.: On January 31, 2002, a former employee brought a purported class action lawsuit against the Company in California Superior Court for the County of Los Angeles. The complaint alleged failure to pay overtime wages, waiting time penalties and unfair business practices and sought monetary and injunctive relief. A claims made settlement totaling $1.2 million was reached by the parties during a mediation on April 2, 2002, the Court has preliminarily approved the settlement as within a range of reasonableness. During the quarter, the Company reserved a total of $1.5 million for this settlement and its related legal and other expenses. On May 6, 2002, notice of the settlement was mailed to all class members, who must submit claim forms or request for exclusion forms to the claims administrator by July 26, 2002. The Court has scheduled the fairness hearing for August 20, 2002.

Dale Quezada et al. v. Leslie’s Poolmart, Inc.: This putative class action, filed on March 1, 2002, by a former employee alleges similar claims as the Soto matter on behalf of the same putative class members. Leslie’s answered the Complaint on May 6, 2002 and indicated therein, among other affirmative defenses, that class certification is inappropriate because a class raising the same issues, in the Soto matter, already has been preliminarily certified in a court order and notice of the settlement has been mailed to class members.

Gilbert Dean Harris and Howard Scott Hudson et al. v. Leslie’s Poolmart, Inc.: This putative class action, filed on April 5, 2002, by former employees alleges similar claims as the Soto matter on behalf of the same putative class members. Leslie’s is required to answer the Complaint on or about May 13, 2002 and intends to indicate therein, among other affirmative defenses, that class certification is inappropriate because a class raising the same issues, in the Soto matter, already has been preliminarily certified in a court order and notice of the settlement has been mailed to class members.

Leslie’s Poolmart, Inc.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Leslie’s Poolmart, Inc. is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company currently markets its products through 409 Company-owned retail stores in 33 states; a nationwide mail order catalog; and an Internet E-commerce capability. Leslie’s is vertically integrated, operating a chemical repackaging facility in Ontario, California. It supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Bridgeport, New Jersey; and Covington, Kentucky.

Seasonality and Quarterly Fluctuations

The Company’s business exhibits substantial seasonality, which the Company believes is typical of the swimming pool supply industry. In general, sales and net income are highest during the fiscal quarters ending in June and September, which represent the peak months of swimming pool use. Sales are substantially lower during the quarters ending December and March when the Company will typically incur operating losses.

The Company expects that its quarterly results of operations will fluctuate depending on the timing and amount of revenue contributed by new stores and, to a lesser degree, the timing of costs associated with the opening of new stores. The Company generally attempts to open its new stores in the quarter ending in March in order to position itself for the following peak season.

Results of Operations

Net Sales.    Net sales for the 13 weeks ended March 30, 2002 were $34.3 million compared to $32.6 million for the 13 weeks ended March 31, 2001. The 5.2% increase was due to in part to increases in store count and in part to improvements in the Company’s comparable store sales. Year-to-date sales were $65.1 million as compared to $61.1 million in the prior year. Retail comparable store sales for the 13 weeks and 26 six weeks of fiscal 2002, increased 1.6% and 3.9%, respectively as compared to the prior year sales.

Gross Profit.    Gross profit for the 13 weeks ended March 30, 2002 was $14.9 million compared to $13.5 million for the 13 weeks ended March 31, 2001. As a percentage of sales, gross profit was 43.6% for the 13 weeks of fiscal 2002 compared to 41.6% for the 13 weeks of fiscal 2001. Gross profit improved due to the increased sales, reductions in distribution expenses and improvements in product acquisition costs. For the 26 weeks ended March 30, 2002, gross profit was $28.0 million as compared to $24.5 million in the prior year. As a percentage of sales, gross profit was 43.1% as compared to 40.1% in the prior year.

Operating and Administrative Expense.    Operating and administrative expense for the 13 weeks ended March 30, 2002, were $28.4 million compared to $26.8 million for the 13 weeks ended March 31, 2001. Operating and administrative expenses as a percentage of sales were 82.9% for the 13 weeks ended March 30, 2002 compared to 82.2% for the 13 weeks ended March 31, 2001. Operating expenses for the 2002 second quarter increased as compared to the 2001 quarter primarily due to the expense of defending a purported class action lawsuit that was settled (see note 5), offset by effective expense controls during the quarter. Operating expenses, before the 2001 unusual expense were $53.6 million compared to $50.8 million for the 26 weeks ended March 31, 2001.

Operating Loss.    Operating loss for the 13 weeks ended March 30, 2002 increased by $232 thousand from a $13.2 million loss during the 13 weeks ended March 31, 2001. The operating loss increased primarily to the settlement costs of a purported class action lawsuit (see note 5), offset by improvements in the quarter in gross margin and effective expense controls. Operating loss for the 26 weeks ended March 30, 2002, was reduced $2.3 million as compared to a $27.8 million loss in the first half of last year.

Other Income and Expense.    Net interest expense was $2.8 million for the 13 weeks ended March 30, 2002 compared to $3.5 million for the 13 weeks ended March 31, 2001. The decrease in interest expense was due primarily to lower average debt balances in the quarter and more favorable interest rates. For the 26 weeks ended March 31, 2001, net interest expense was $5.4 million as compared to $6.4 million in the prior year.

Income Taxes.    The Company’s income tax benefit for the 13 weeks ended March 30, 2002 was $6.5 million as compared to a $5.8 million benefit for the 13 weeks ended March 31, 2001. For the 26 weeks end March 30, 2001, the income tax benefit was $11.6 million as compared to $13.1 million in the prior year.

Adjusted EBITDA.    The adjusted EBITDA loss for the 13 weeks ended March 30, 2002 was $9.8 million versus an adjusted EBITDA loss of $11.1 million, for the 13 weeks ended March 31, 2001. For the 26 weeks ended March 30, 2002, the adjusted EBITDA loss was reduced by $2.2 million as compared to a loss of $21.9 million in the prior year.

Adjusted EBITDA is determined as follows:

	13 Weeks Ended		26 Weeks Ended
	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001
	Amounts in thousands
Operating loss	$(13,455)	$(13,223)	$(25,506)	$(27,763)
Depreciation	2,009	2,028	4,068	4,074
Amortization	119	90	181	275
Legal Settlement (1)	1,500	—	1,500	—
Unusual Charge (2)	—	—	—	1,466

Adjusted EBITDA loss	$(9,827)	$(11,105)	$(19,757)	$(21,948)

(1)	During the quarter the Company recorded the expense of defending a purported class action lawsuit that was settled (see note 5).
(2)	In the first quarter of 2001, the Company recognized an unusual charge of $1.5 million for expenses associated with the relocation of its corporate office to Phoenix, Arizona.

Financial Condition, Liquidity and Capital Resources

Changes in Financial Condition.    Between September 29, 2001 and March 30, 2002, total current assets increased by $29.8 million primarily as the result of increases in inventory of $23.8 million partially offset by decreases in accounts receivable which were reduced by $3.6 million during this period. Inventory normally increases during this time frame to accommodate the necessary building of inventory as the Company prepares for its peak selling season.

During the same period, current liabilities increased $14.9 million due primarily to an increase in accounts payable of $21.7 million partially offset by a $6.0 million decrease in current income tax liabilities.

The change in accounts payable reflects the timing of payments between periods while the reduced income tax liability reflects the accrued tax benefit associated with the quarterly operating loss.

Liquidity and Capital Resources.    Net cash used by operating activities was $26.0 million for the 26 weeks ended March 30, 2002 compared to net cash used by operating activities of $36.7 million for the same period in the prior year. The change in the 26 weeks ended March 30, 2002 compared to the same period in 2001 was due primarily to the improved net loss and smaller increases in inventory and larger increases in accounts payable.

Capital expenditures for the 26 weeks ended March 30, 2002 were $4.4 million. Capital expenditures are expected to range between $6.0 and $9.0 million for fiscal 2002, primarily for the purpose of opening new stores. It is anticipated that the balance of 2002 capital expenditures will be funded out of cash provided by operations and borrowings under the credit facility.

Net cash provided by financing activities for the 26 weeks ended March 30, 2002 was $33.5 million. Funds borrowed under the revolving credit portion of the Company’s credit facility are restricted to working capital and general corporate purposes, which includes capital expenditures. The level of borrowings under the Company’s credit facility is dependent primarily upon cash flows from operations, the timing of disbursements, long-term borrowing activity and capital expenditure requirements.

The Company believes its internally generated funds, as well as its borrowing capacity, are adequate to meet its working capital needs, maturing obligations and capital expenditure requirements.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Manual Soto, Kelly Wilson, Marshall Davis Banks, Michael Allan Baird et al. vs. Leslie’s Poolmart, Inc.:    This putative class action, based on an alleged misclassification of California store managers, was filed on January 31, 2002. A claims made settlement was reached by the parties during a mediation on April 2, 2002, and the Court has preliminarily approved the settlement as within a range of reasonableness. On May 6, 2002, notice of the settlement was mailed to all class members, who must submit claim forms or request for exclusion forms to the claims administrator by July 26, 2002. The Court has scheduled the fairness hearing for August 20, 2002.

Dale Quezada et al. v. Leslie’s Poolmart, Inc.:    This putative class action, filed on March 1, 2002, alleges similar claims as the Soto matter on behalf of the same putative class members. Leslie’s answered the Complaint on May 6, 2002 and indicated therein, among other affirmative defenses, that class certification is inappropriate because a class raising the same issues, in the Soto matter, already has been preliminarily certified in a court order and notice of the settlement has been mailed to class members.

Gilbert Dean Harris and Howard Scott Hudson et al. v. Leslie’s Poolmart, Inc.:    This putative class action, filed on April 5, 2002, alleges similar claims as the Soto matter on behalf of the same putative class members. Leslie’s is required to answer the Complaint on or about May 13, 2002 and intends to indicate therein, among other affirmative defenses, that class certification is inappropriate because a class raising the same issues, in the Soto matter, already has been preliminarily certified in a court order and notice of the settlement has been mailed to class members.

Item 5.    Other Information—None

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits—None

(b) Reports on Form 8-K

A report on Form 8-K was filed on February 27, 2002 regarding a purported class action lawsuit, Soto, et. al. v. Leslie’s Poolmart, Inc., was filed against the Company in California Superior Court for the County of Los Angeles on January 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LESLIE’S POOLMART, INC.

By:	/s/ LAWRENCE H. HAYWARD
Lawrence H. Hayward President and Chief Executive Officer

Date:    May 14, 2002

By:	/s/ DONALD J. ANDERSON
Donald J. Anderson Executive Vice–President and Chief Financial Officer

Date:    May 14, 2002