Form 10-Q
period 2002-06-30
LESLIES POOLMART INC
filed 2002-08-14
CIK 866048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 29, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 0-18741

LESLIE’S POOLMART, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4620298 (I.R.S. Employer Identification No.)

3925 E. Broadway Road
Phoenix, Arizona 85040
(Address of principal executive offices)

Registrant’s telephone number, including area code: (602) 366-3999

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares of the registrant’s Common Stock outstanding at August 12, 2002 was 7,065,438 shares.

LESLIE’S POOLMART, INC.
AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended June 29, 2002

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

LESLIE’S POOLMART, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, except share amounts)

	June 29, 2002	September 29, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,253	$6,768
Accounts receivable, net	8,622	7,450
Inventories	77,828	55,935
Prepaid expenses and other current assets	1,840	1,176
Deferred tax assets	6,118	6,118

Total current assets	115,661	77,447
Property, plant and equipment, at cost, net of accumulated depreciation	43,695	44,781
Goodwill, net	7,660	7,836
Intangible assets, net of accumulated amortization	1,254	1,744
Other assets	547	502

Total assets	$168,817	$132,310

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$53,115	$19,450
Accrued expenses	29,316	23,329
Income taxes payable	4,875	5,999
Current maturities of long-term debt	121	121

Total current liabilities	87,427	48,899
Line of credit borrowings, net	—	—
Accrued expenses	830	—
Senior notes	90,000	90,000
Long-term debt, excluding current maturities	799	867
Deferred tax liabilities	2,515	2,515

Total liabilities	181,571	142,281
Preferred stock, $0.001 par value; authorized—2,000,000 shares; Issued and outstanding—45,419 Series A shares at June 29, 2002 and 42,313 at September 29, 2001	45,418	42,313

Commitments and contingencies	—	—
Shareholders’ equity (deficit):
Common stock, $0.001 par value; authorized—12,000,000 shares; issued and outstanding 7,065,438 shares at June 29, 2002 and 7,057,105 at September 29, 2001	1	1
Stock subscriptions receivable	(450)	(450)
Paid-in capital	(45,278)	(45,295)
Retained deficit	(12,445)	(6,540)

Total stockholders’ equity (deficit)	(58,172)	(52,284)

Total liabilities and stockholders’ equity (deficit)	$168,817	$132,310

See accompanying notes to consolidated financial statements.

LESLIE’S POOLMART, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts In Thousands)

	13 Weeks Ended		39 Weeks Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
	(unaudited)		(unaudited)
Sales	$140,627	$140,465	$205,767	$201,609
Cost of merchandise sold and services sold, including warehousing and transportation expenses	72,572	72,778	109,664	109,391

Gross profit	68,055	67,687	96,103	92,218
Operating and administrative expense (see note 5)	36,862	36,756	90,416	87,584
Unusual expense	—	—	—	1,466

Operating income	31,193	30,931	5,687	3,168
Other expenses/(income):
Interest expense	2,714	3,123	8,165	9,478
Interest income	(3)	(7)	(14)	(11)
Other expense	216	60	586	75

Total other expense	2,927	3,176	8,737	9,542

Net income/(loss) before taxes	28,266	27,755	(3,050)	(6,374)
Income tax expense/(benefit)	11,145	10,824	(1,080)	(2,322)

Net income/(loss)	17,121	16,931	(1,970)	(4,052)
Series A Preferred Stock dividends and accretion	1,343	1,206	3,935	3,536

Income/(loss) applicable to common shareholders	$15,778	$15,725	$(5,905)	$(7,588)

See accompanying notes to consolidated financial statements.

LESLIE’S POOLMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	39 Weeks Ended
	June 29, 2002	June 30, 2001
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(1,970)	$(4,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,791	6,482
Amortization of loan fees and discounts	416	512
Deferred income taxes	—	2,300
Loss on disposition of assets	586	75
Changes in operating assets and liabilities:
Accounts and other receivables	(1,172)	530
Inventories	(21,893)	(23,198)
Prepaid expenses and other	(664)	(1,628)
Other assets	(45)	(26)
Accounts payable and accrued liabilities	39,652	27,001
Income taxes payable	(1,124)	(4,273)

Net cash provided by (used in) operating activities	20,577	3,723

Investing activities:
Additions to property and equipment	(6,056)	(4,043)
Proceeds from sale of property and equipment	15	133

Net cash used in investing activities	(6,041)	(3,910)

Financing activities:
Net short-term borrowings	—	9,458
Payments on long-term debt	(68)	(58)
Issuance of common stock	17	—
Purchase of common stock	—	(500)
Loan to officers	—	(450)

Net cash provided by (used in) financing activities	(51)	8,450

Net increase in cash and cash equivalents	14,485	8,263
Cash and cash equivalents and beginning of period	6,768	5,252

Cash and cash equivalents at end of period	$21,253	$13,515

See accompanying notes to consolidated financial statements.

LESLIE’S POOLMART, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(unaudited)

(1)  Presentation and Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accepted accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 29, 2002 are not necessarily indicative of the results that may be expected for the year ended September 28, 2002.

The balance sheet at June 29, 2002 has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Leslie’s Poolmart, Inc.’s annual report on Form 10-K for the year ended September 29, 2001.

(2)  Organization and Operation

Leslie’s Poolmart, Inc. is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie’s Swimming Pool Supplies through 410 retail stores in 33 states; a nationwide mail order catalog; and an Internet E-commerce capability. The Company also repackages certain bulk chemical products for retail sale. The Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending in June and September.

(3)  Inventories

Inventories consists of the following:

	June 29, 2002	September 29, 2001
	(Amounts in thousands)
Raw materials and supplies	$2,269	$182
Finished goods	75,559	55,753

Total inventories	$77,828	$55,935

(4)  Recently Issued Accounting Pronouncements

In accordance with provisions of SFAS No. 141 Business Combinations, and SFAS No. 142 Goodwill and Other Intangible Assets, the Company will apply the new rules on accounting for goodwill and other intangible assets deemed to have indefinite lives beginning September 29, 2002. Also beginning September 29, 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets. The Company currently anticipates that its goodwill will no longer be amortized under SFAS No. 142, but will be subjected to periodic assessments as defined therein. The unamortized balance of goodwill subject to the impairment tests is $7.7 million as of June 29, 2002.

LESLIE’S POOLMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, goodwill amortization expense of $69,000 is included in the consolidated statements of operations for each of the 13 weeks ended June 29, 2002 and June 30, 2001 and $250,000 and $344,000 is included in the consolidated statements of operations for the 39 weeks ended June 29, 2002 and June 30, 2001, respectively.

(5)    Legal Items

Soto, et. al. v. Leslie’s Poolmart, Inc.: On January 31, 2002, a former employee brought a purported class action lawsuit against the Company in California Superior Court for the County of Los Angeles. The complaint alleged failure to pay overtime wages, waiting time penalties and unfair business practices and sought monetary and injunctive relief. A claims made settlement totaling $1.2 million was reached by the parties during a mediation on April 2, 2002, and the Court has preliminarily approved the settlement as within a range of reasonableness. During the second quarter, the Company reserved a total of $1.5 million for this settlement and its related legal and other expenses. On May 6, 2002, notice of the settlement was mailed to all class members, who must submit claim forms to or request for exclusion forms from the claims administrator by July 26, 2002. The Court has scheduled the fairness hearing for August 20, 2002.

Dale Quezada et al. v. Leslie’s Poolmart, Inc.: This putative class action, filed on March 1, 2002, by a former employee of the Company, alleges similar claims as the Soto matter on behalf of the same putative class members. Leslie’s answered the Complaint on May 6, 2002 and indicated therein, among other affirmative defenses, that class certification is inappropriate because a class raising the same issues, in the Soto matter, already has been preliminarily certified in a court order and notice of the settlement has been mailed to class members. The Court has scheduled a case management conference for September 20, 2002.

Gilbert Dean Harris and Howard Scott Hudson et al. v. Leslie’s Poolmart, Inc.: This putative class action, filed on April 5, 2002, by former employees of the Company, alleges similar claims as the Soto matter on behalf of the same putative class members. Leslie’s answered the Complaint on May 13, 2002 and indicated therein, among other affirmative defenses, that class certification is inappropriate because a class raising the same issues, in the Soto matter, already has been preliminarily certified in a court order and notice of the settlement has been mailed to class members. The Court has scheduled a case management conference for September 23, 2002.

LESLIE’S POOLMART, INC.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Leslie’s Poolmart, Inc. is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company currently markets its products through 410 Company-owned retail stores in 33 states; a nationwide mail order catalog; and an Internet E-commerce capability. Leslie’s is vertically integrated, operating a chemical repackaging facility in Ontario, California. It supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Bridgeport, New Jersey; and Covington, Kentucky.

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

Results of Operations

Net Sales.    Net sales for the 13 weeks ended June 29, 2002 were $140.6 million compared to $140.5 million for the 13 weeks ended June 30, 2001. The small improvement in sales was due primarily to soft sales during the month of May resulting from unseasonably cooler weather conditions during this period. Year-to-date sales were $205.8 million as compared to $201.6 million in the prior year. Retail comparable store sales for the 13 weeks ended June 29, 2002 decreased 1.7% as compared to the prior year. Retail comparable sales for the 39 six weeks of fiscal 2002 were flat as compared to the prior year sales.

Gross Profit.    Gross profit for the 13 weeks ended June 29, 2002 was $68.1 million compared to $67.7 million for the 13 weeks ended June 30, 2001. As a percentage of sales, gross profit was 48.4% for the 13 weeks of fiscal 2002 compared to 48.2% for the 13 weeks of fiscal 2001. For the 39 weeks ended June 29, 2002, gross profit was $96.1 million as compared to $92.2 million in the prior year. As a percentage of sales, gross profit was 46.7% as compared to 45.7% in the prior year. Gross profit dollars and rate improved due to the increased sales, reductions in distribution expenses and improvements in product acquisition costs.

Operating and Administrative Expenses.    Operating and administrative expenses for the 13 weeks ended June 29, 2002, were $36.9 million compared to $36.8 million for the 13 weeks ended June 30, 2001. Operating and administrative expenses as a percentage of sales were 26.2% for the 13 weeks ended June 29, 2002 compared to 26.2% for the 13 weeks ended June 30, 2001. Operating and administrative expenses for the 39 weeks ended June 29, 2002 were $90.4 million compared to $89.0 million for the 39 weeks ended June 30, 2001. Operating and administrative expenses as a percentage of sales were 43.9% for the 39 weeks ended June 29, 2002 compared to 44.2% for the 39 weeks ended June 30, 2001. Operating expenses for the

39 weeks of 2002 include the expense of defending a purported class action lawsuit that was settled (see note 5) during the second quarter.

Operating Income.    Operating income for the 13 weeks ended June 29, 2002 increased by $262 thousand from $30.9 million during the 13 weeks ended June 30, 2001. Operating income for the 39 weeks ended June 29, 2002 increased $2.6 million from $3.2 million in the first 39 weeks of last year. The improvement in operating income was due primarily to the increase in sales coupled with the improvement in the gross margin rate.

Other Income and Expense.    Net interest expense was $2.7 million for the 13 weeks ended June 29, 2002 compared to $3.1 million for the 13 weeks ended June 30, 2001. The decrease in interest expense was due primarily to lower average debt balances in the quarter and more favorable interest rates. For the 39 weeks ended June 30, 2001, net interest expense was $8.2 million as compared to $9.5 million in the prior year.

Income Taxes.    The Company’s income tax expense for the 13 weeks ended June 29, 2002 was $11.1 million as compared to $10.8 million for the 13 weeks ended June 30, 2001. For the 39 weeks ended June 29, 2001, the income tax benefit was $1.1 million as compared to a $2.3 million benefit in the prior year.

Adjusted EBITDA.    The adjusted EBITDA for the 13 weeks ended June 29, 2002 was $33.7 million versus an adjusted EBITDA of $33.1 million for the 13 weeks ended June 30, 2001. For the 39 weeks ended June 29, 2002, the adjusted EBITDA improved $2.9 million to $14.0 million as compared to $11.1 million in the prior year.

Adjusted EBITDA is determined as follows:

	13 Weeks Ended		39 Weeks Ended
Amounts in thousands	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Operating income	$31,193	$30,931	$5,687	$3,168
Depreciation	2,473	2,064	6,541	6,138
Amortization	69	69	250	344
Legal Settlement(1)	—	—	1,500	—
Unusual Charge(2)	—	—	—	1,466

Adjusted EBITDA	$33,735	$33,064	$13,978	$11,116

(1)	During the quarter the Company recorded the expense of defending a purported class action lawsuit that was settled (see note 5).

(2)	In the first quarter of 2001, the Company recognized an unusual charge of $1.5 million for expenses associated with the relocation of its corporate office to Phoenix, Arizona.

Financial Condition, Liquidity and Capital Resources

Changes in Financial Condition.    Between September 29, 2001 and June 29, 2002, total current assets increased by $38.2 million primarily as the result of a $21.9 million increase in inventory and a $14.5 million increase in cash and cash equivalents during this period. Inventory normally increases during this time frame to accommodate the demand during the Company’s peak selling season.

During the same period, current liabilities increased $38.5 million due primarily to an increase in accounts payable of $33.7 million. The change in accounts payable reflects the timing of payments between periods and the related increase in inventories.

Liquidity and Capital Resources.    Net cash provided by operating activities was $20.6 million for the 39 weeks ended June 29, 2002 compared to net cash provided by operating activities of $3.7 million for the same period in the prior year. The change in the 39 weeks ended June 29, 2002 compared to the same period in 2001 was due primarily to the improved net loss and smaller increases in inventory and larger increases in accounts payable.

Capital expenditures for the 39 weeks ended June 29, 2002 were $6.1 million. Capital expenditures are expected to range between $7.0 and $9.0 million for fiscal 2002, primarily for the purpose of opening new stores. It is anticipated that the balance of 2002 capital expenditures will be funded out of cash provided by operations and borrowings under the credit facility.

Net cash used in financing activities for the 39 weeks ended June 29, 2002 was $51,000. Funds borrowed under the revolving credit portion of the Company’s credit facility are restricted to working capital and general corporate purposes, which includes capital expenditures. The level of borrowings under the Company’s credit facility is dependent primarily upon cash flows from operations, the timing of disbursements, long-term borrowing activity and capital expenditure requirements.

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

Dale Quezada et al. v. Leslie’s Poolmart, Inc.: This putative class action, filed on March 1, 2002, alleges similar claims as the Soto matter on behalf of the same putative class members. Leslie’s answered the Complaint on May 6, 2002 and indicated therein, among other affirmative defenses, that class certification is inappropriate because a class raising the same issues, in the Soto matter, already has been preliminarily certified in a court order and notice of the settlement has been mailed to class members. The Court has scheduled a case management conference for September 20, 2002.

Gilbert Dean Harris and Howard Scott Hudson et al. v. Leslie’s Poolmart, Inc.: This putative class action, filed on April 5, 2002, alleges similar claims as the Soto matter on behalf of the same putative class members. Leslie’s answered the Complaint on May 13, 2002 and indicated therein, among other affirmative defenses, that class certification is inappropriate because a class raising the same issues, in the Soto matter, already has been preliminarily certified in a court order and notice of the settlement has been mailed to class members. The Court has scheduled a case management conference for September 23, 2002.

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits—None

(b)  Reports on Form 8-K—None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LESLIE’S POOLMART, INC.

Date: August 12, 2002	By:	/s/ LAWRENCE H. HAYWARD
Lawrence H. Hayward President and Chief Executive Officer

Date: August 12, 2002	By:	/s/ Donald J. Anderson
Donald J. Anderson Executive Vice-President and Chief Financial Officer