Form 10-K
period 2002-09-28
LESLIES POOLMART INC
filed 2002-12-23
CIK 866048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: September 28, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to                     .

Commission file number: 0-18741

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

Securities registered pursuant to section 12(g) of the Act:    None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

The Number of Shares of Common Stock outstanding as of December 23, 2002 was 7,065,438.

DOCUMENTS INCORPORATED BY REFERENCE
(To the Extent Indicated Herein)

PART I

ITEM 1.	BUSINESS

Leslie’s Poolmart, Inc. (“Leslie’s” or the “Company”) is the leading national specialty retailer of swimming pool supplies and related products. These products primarily consist of regularly purchased, non-discretionary pool maintenance items such as chemicals, equipment, cleaning accessories and parts, and also include fun, safety and fitness-oriented recreational items. The Company currently markets its products under the trade name Leslie’s Swimming Pool Supplies through 410 company-owned retail stores in 33 states and through mail order catalogs sent to selected pool owners nationwide.

The Company provides its customers a comprehensive selection of high quality products, competitive every day low prices and superior customer service through knowledgeable and responsive sales personnel who offer a high level of technical assistance at convenient store locations. The typical Leslie’s store contains 3,700 square feet of space, is located either in a strip center or on a freestanding site in an area of heavy retail activity, and draws its customers primarily from an approximately three-mile trade area. The Company maintains a proprietary mailing list of approximately 5.2 million addresses, including approximately 88% of the residential in-ground pools in the U.S. This highly focused list of target customers is central to the Company’s direct mail marketing efforts, which support both its retail store and mail order operations.

History

The Company is a successor to the original Leslie’s Poolmart founded in 1963 (“Poolmart”). From its inception in 1963 through the end of 1987, Poolmart grew steadily in sales and number of stores. In September 1988, Poolmart was purchased in a highly leveraged transaction by an investment group led by Hancock Park Associates (“HPA”). The purchase was accomplished by means of a merger, with Leslie’s Poolmart, a California corporation (“Leslie’s California”) as the surviving entity. Leslie’s California completed an initial public offering in April 1991 and in August 1992 added 14 stores through the acquisition of a competitor.

In June 1997, Leslie’s California reincorporated in Delaware by merger into a wholly-owned Delaware subsidiary and completed an additional recapitalization merger (the “Mergers”). The transactions were led by Green Equity Investors, II, L.P. (“GEI”) and HPA, together with certain members of management and associates of HPA (collectively, the “HPA Group”). As a result of the Mergers, the Company’s common stock is no longer publicly-traded. Unless otherwise referred to herein or the context otherwise requires, references to “Leslie’s” or the “Company” shall mean Leslie’s Poolmart, Inc., its predecessors by merger, Poolmart and Leslie’s California, and the predecessor of Leslie’s California.

Swimming Pool Supply Industry

Regardless of the type or size of a swimming pool, there are numerous ongoing maintenance and repair requirements associated with pool ownership. In order to keep a pool safe and sanitized, chemical treatment is required to maintain proper chemical balance, particularly in response to variables such as pool usage, precipitation and temperature. A swimming pool is chemically balanced when the disinfectant, pH, alkalinity, hardness and dissolved solids are at the desired levels. The majority of swimming pool owners use chlorine to disinfect their pools. When the pool is chemically balanced, problems such as algae, mineral and salt saturation, corrosive water, staining, eye irritation and strong chlorine smell are less likely to occur. A regular testing and maintenance routine will result in a stable and more easily maintained pool. However, regardless of how well appropriate levels of chlorine are maintained, “shocking” is periodically required to break up the contaminants which invariably build up in the pool water. To accomplish this, the pool owner can either superchlorinate the pool or use a nonchlorinated oxidizing compound. The maintenance of proper chemical balance and the related upkeep and repair of swimming pool equipment, such as pumps, heaters, and filters, create a non-discretionary demand for pool chemicals and other swimming pool supplies and services. Further, non-usage considerations such as a pool’s appearance and the overall look of a household and yard create an ongoing demand for these maintenance related supplies. In addition, pool usage creates demand for discretionary items such as floats, games and accessories.

The swimming pool supply industry can be divided into four major segments by pool type: residential in-ground swimming pools, residential above-ground swimming pools (usually 12 to 24 feet in diameter), commercial swimming pools and spas or hot tubs. The Company’s historical strategy was to focus primarily on the residential in-ground pool owner. In recent years, the Company has expanded its activities to more aggressively address the commercial and above-ground markets as well. In the residential categories, the Company markets its products primarily to the “do-it-yourself” market as opposed to those pool owners who hire pool servicers. Through its commercial business, products and services are offered to all non-residential pool installers as well as to pool service companies which maintain either residential or commercial pools.

Seasonality

The Company’s business exhibits substantial seasonality, which the Company believes is typical of the swimming pool supply industry. In general, sales and net income are highest during the quarters ended June and September which represent the peak months of swimming pool use. Sales are substantially lower during the quarters ended December and March when the Company typically incurs net losses. The principal external factor affecting the Company’s business is weather. Hot weather and the higher frequency of pool usage in such weather create a need for more pool chemicals and supplies. Unseasonably early or late warming trends can increase or decrease the length of the pool season. In addition, unseasonably cool weather and/or extraordinary amounts of rainfall in the peak season will tend to decrease swimming pool use. The likelihood that unusual weather patterns will severely impact the Company’s results is lessened by the geographical diversification of the Company’s store locations. The Company also expects that its quarterly results of operations will fluctuate depending on the timing and amount of revenue contributed by new stores and, to a lesser degree, the timing of costs associated with the opening of new stores. The Company attempts to open its new stores primarily in the quarter ending March in order to position itself for the following peak season.

Products

Leslie’s offers its customers a comprehensive selection of products necessary to satisfy their swimming pool supply needs. During 2002, the Company stocked approximately 2,200 items in each store, with more than 18,000 additional items available through its Xpress Parts program and special order processes. In 2002, approximately 250 items were displayed in the Company’s residential mail order catalogs and 770 items were in the commercial catalog, although special order procedures make nearly all Leslie’s products available to mail order customers as well.

The Company’s major product categories are pool chemicals; major equipment; cleaning and testing equipment; pool covers, reels, and liners; above-ground pools in a limited number of stores; and recreational items (which include swimming pool floats, games, lounges, masks, fins, snorkels and other “impulse” items).

Non-discretionary and regularly consumed products such as pool chemicals, major equipment and parts represented approximately 80% of total sales in fiscal 2002. The Company’s non-discretionary products have long shelf lives and are generally not prone to either obsolescence or shrinkage due to the high percentage of Leslie’s business which is attributable to non-discretionary products.

The Company believes that product quality and availability are key attributes considered by consumers when shopping for pool supplies and that the Company’s ability to provide a high quality, in-stock product offering is fundamental to its concept of value leadership. In addition to third-party brand names, Leslie’s carries a broad selection of products under the Leslie’s brand name. The Company believes that the Leslie’s brand name is one of the three most recognized brands in pool supplies and represents an image of quality to consumers. In fiscal 2002, Leslie’s brand name products accounted for approximately 50% of the Company’s total sales.

Channels of Distribution

Retail Store Operations.    At the end of fiscal 2002, Leslie’s marketed its products through 410 retail stores in 33 states under the trade name Leslie’s Swimming Pool Supplies. California represents its single largest concentration of stores with 104, while 72 stores are located in Texas, and 94 stores are in the northeast/mid-Atlantic area. Leslie’s retail stores are located in areas with high concentrations of swimming pools and typically are approximately 3,700 square feet in size. In addition to the store manager, the typical Leslie’s store employs one assistant manager, who is generally a full-time employee. Additionally, Leslie’s makes frequent use of part-time and temporary employees to support its full-time employees during peak seasons. During 2002, the Company had 27 district managers, each of whom was responsible for approximately 15 stores.

Mail Order Catalog.    Leslie’s mail order catalogs provide an extension of its service philosophies and products to those areas not currently served by a retail store and allow the scope of the Company’s business to be truly nationwide. The Company believes that its mail order catalogs build awareness of the Leslie’s name, provide it with buying efficiencies and, when coupled with information from its retail stores, are instrumental in determining site selection for new stores.

Customer Service

Due to the complicated nature of pool chemistry and equipment maintenance and consistent with its philosophy of being a full service swimming pool supply retailer, Leslie’s offers a high level of technical assistance to support its customers. The Company considers its training of store personnel to be an integral part of its service philosophy. Leslie’s extensive training program for all full-time and part-time store employees includes courses in water chemistry, water testing, trouble shooting on equipment, equipment sizing and parts replacement.

Leslie’s stores in California; Dallas and Houston, Texas; and Las Vegas, Nevada, are supported by the Leslie’s Service Department, which offers poolside equipment installation and repair, leak detection and repair, and seasonal opening and closing services. The Service Department utilizes both Company employees and subcontractors to perform these services.

Marketing

The Majority of the Company’s marketing is done on a direct mail basis through its proprietary mailing list of approximately 5.2 million addresses at which, primarily, residential pools are located. Leslie’s has found that its ability to mail directly to this highly focused group is an effective and efficient way to conduct its marketing activities to both retail store and mail order customers. The Company constantly updates its address list through proprietary research techniques and in-store customer sign-ups.

Addresses on the Company’s proprietary list that are located within a specified service area of a retail store receive circulars once or twice per month from late March or early April through September or, selectively, through October. As a regular part of Leslie’s promotional activities, each mailer highlights specific items which are intended to increase store traffic, and reinforces to the customer the advantages of shopping at Leslie’s, which include everyday low pricing, a high level of customer service, and the broad selection of high quality products. Addresses outside the Company’s store service areas, and recently active mail order customers within those service areas, receive the Company’s mail order catalogs. Occasionally, the Company will utilize local print media when it enters a new market, and is doing so in connection with its above-ground pool sales test markets. New store openings typically involve additional advertising in the first two to three months of operation.

Purchasing

Leslie’s management believes that because it is one of the largest purchasers of swimming pool supplies for retail sales in the United States, the Company is able to obtain very favorable pricing on its purchases from outside suppliers. Nearly all raw materials and those products not repackaged by the Company are purchased directly from manufacturers. It is common in the swimming pool supply industry for certain manufacturers to offer extended dating terms on certain products to quantity purchasers such as Leslie’s. These dating terms are typically available to the Company for pre-season or early season purchases.

The Company’s principal chemical raw materials and granular chlorine compounds are purchased primarily from three suppliers. At the end of fiscal 1997, the Company entered into a multi-year product purchase agreement with a major producer of one of the principal chlorine compounds, the chlorinated isocyanurates. The Company believes that there are several other reliable suppliers of chlorine products in the marketplace today. Although the Company has one sole source supplier for a nonchlorine shocking compound, termination of supply would not pose any significant problems for the Company because substitute chemicals and alternate shocking techniques are available. The Company believes that reliable alternative sources of supply are available for all of its raw materials and finished products.

Vertical Integration

Leslie’s operates a plant in the Los Angeles area where it converts dry granular chlorine into tablet form and repackages a variety of bulk chemicals into various sized containers suitable for retail sales. Leslie’s also formulates a variety of specialty liquids, including water clarifiers, tile cleaners, algaecides and stain preventives. The chemicals that the Company processes have a relatively long shelf life. Leslie’s believes that supplying its stores with chemicals from its own repackaging plant provides it with cost savings, as well as greater control over product availability and quality, as compared to non-integrated pool supply retailers. It also offers the Company greater flexibility of product sourcing and acquiring vital information when negotiating with third-party repackagers and chemical providers. The Leslie’s brand name appears on all products processed at its repackaging plant, and on the significant majority of all its chemical products. The Company believes that it is among the largest processors of chlorine products for the swimming pool supply industry.

In connection with the operation of its three distribution centers outside of California, the Company has expanded its use of third-party chemical repackagers and its purchase of products already in end-use configurations. These products are also generally packaged under the Leslie’s brand name. The Company continually evaluates the cost effectiveness of third-party sourcing versus internal manufacturing in order to minimize its cost of goods. Leslie’s has continued to evaluate the establishment of additional chemical repackaging capabilities and will be expanding its packaging operation of specialty items to its Covington, Kentucky distribution facility in fiscal 2003. In addition to chemicals, a variety of the Company’s other products are packaged under the Leslie’s brand name.

Distribution

In 2002, the Company distributed all of its products to its retail stores and to its catalog customers through its leased distribution facilities in Ontario, California; Dallas, Texas; Swedesboro, New Jersey and Covington, Kentucky. Leslie’s relocated and consolidated its West Coast distribution operation, along with the Los Angeles repackaging operation, into a 183,000 square foot facility in Ontario, California in early 1997. Leslie’s opened its 100,000 square foot Dallas facility in November 1990 and relocated its Swedesboro operations to a new 119,000 square foot facility in March of 1998. In January of 1999, the Company opened its new 146,000 square foot distribution center in Covington, Kentucky.

The Company is now purchasing the majority of the chemicals to be distributed from the Dallas, Swedesboro and Covington distribution centers from outside manufacturers rather than obtaining them through its repackaging facility in Southern California. During the height of its seasonal activities, each of the Company’s retail stores is generally replenished every 5 to 7 days.

The Company utilizes company-owned and operated equipment, supplemented by additional equipment leased during the busy season, to transport its goods to stores within an approximately 350-mile radius of a distribution center. Other stores receive deliveries via common carriers.

Competition

Primary elements of competition in the retail swimming pool supply industry are price, technical assistance, customer service, product selection and product availability. Most of the Company’s competition comes from local stores or regional chains which do not repackage or manufacture products and which generally buy products in smaller quantities. The chain store competitors include a large franchise operator of approximately 140 retail outlets in the Florida market and a limited number of other retail chains of approximately 15 to 30 stores.

The Company competes on selected principal products such as chlorine with large volume, mass merchant and home center retailers. While the ability of these merchants to accept low margins on the limited number of items they offer makes them aggressive price competitors of the Company, they are not generally priced below Leslie’s and do not offer the level of customer service or wide selection of swimming pool supplies available at Leslie’s.

Employees

As of September 28, 2002, Leslie’s employed 1,843 persons. During the height of the Company’s seasonal activities in 2002, it employed 2,841 persons, including seasonal and part-time store employees who generally are not employed during the off season. The Company is not subject to any collective bargaining agreements and believes that its relationships with its employees are good.

Trademarks

In the course of its business, Leslie’s employs various trademarks, trade names and service marks as well as its logo in packaging and advertising its products. The Company has registered trademarks and trade names for several of its major products on the Principal Register of the United States Patent and Trademark Office. The Company distinguishes the products produced in its chemical repackaging operation or by third party repackagers at its direction through the use of the Leslie’s brand name and logo and the trademarks and trade names of the individual items, none of which is patented, licensed, or otherwise restricted to or by the Company. The Company believes the strength of its trademarks and trade names has been beneficial to its business and intends to continue to protect and promote its marks in appropriate circumstances.

ITEM 2.	PROPERTIES

As of September 28, 2002, the Company operated 410 stores in 33 states. The following table sets forth information concerning the Company’s stores:

State	Number of Stores
Alabama	5
Arizona	29
Arkansas	1
California	104
Connecticut	9
Delaware	2
Florida	10
Georgia	17
Illinois	6
Indiana	5
Kansas	1
Kentucky	4
Louisiana	6
Maryland	5
Massachusetts	8
Michigan	7
Mississippi	1
Missouri	8
Nebraska	1
Nevada	9
New Hampshire	2
New Jersey	21
New Mexico	2
New York	22
North Carolina	3
Ohio	10
Oklahoma	7
Pennsylvania	18
Rhode Island	1
South Carolina	3
Tennessee	5
Texas	72
Virginia	6

Total Stores	410

Except for 26 owned stores, all of its retail stores are leased by the Company with lease terms expiring between 2002 and 2010. The Company’s typical lease term is five years, and in the majority of instances, the Company has renewal options at increased rents. Five leases provide for rent contingent on sales exceeding specific amounts. No other leases require payment of percentage rent.

In early 1997, the Company relocated its corporate offices to Chatsworth, California. In 2001, the Company relocated its corporate office to Phoenix, Arizona from its location in Chatsworth, California. The 38,000 square foot office building was leased for five years and had one five-year renewal option. During 2002, the Company renegotiated its existing lease adding approximately 16,000 square feet of space. The new lease extends the maturity until June 2009, and the Company retains one five-year renewal option.

In early 1997, the Company’s Southern California distribution center (previously located in Chatsworth, California)

and its chemical repackaging operations (previously located in Los Angeles) were moved and consolidated into a 183,000 square foot facility located in Ontario, California. The Ontario facility was leased for 10 years and the lease has two five-year renewal options. The Company’s distribution facility in Dallas, Texas contains 100,000 square feet of space. The lease of this facility expired in 2000, and the Company renewed the lease for an additional five years. The lease included one additional five-year renewal period. The 119,000 square foot distribution facility in Bridgeport, New Jersey is leased for a 10-year term, expiring in 2008. The lease includes options to renew for two five-year periods. A new 146,000 square foot distribution center in Covington, Kentucky was opened in January 1999. This facility was leased for a 12 year term and provides for two five-year renewal options.

ITEM 3.	LEGAL PROCEEDINGS

Soto, et. al. v. Leslie’s Poolmart, Inc.: On January 31, 2002, a former employee brought a purported class action lawsuit against the Company in California Superior Court for the County of Los Angeles. The complaint alleged failure to pay overtime wages, waiting time penalties and unfair business practices and sought monetary and injunctive relief. A claims made settlement totaling $1.2 million was reached by the parties during a mediation on April 2, 2002. The Court approved the settlement in a final fairness hearing on August 20, 2002. During the second quarter of 2002, the Company reserved a total of $1.5 million for this settlement and its related legal and other expenses. The majority of these settlement and legal related expenses were paid prior to September 28, 2002 and the Company believes that it has adequately reserved for the costs associated with this matter.

Dale Quezada et al. v. Leslie’s Poolmart, Inc.: This putative class action, filed on March 1, 2002, by a former employee of the Company, alleged similar claims as the Soto matter on behalf of the same putative class members. The parties settled this matter and the Court dismissed the suit, in its entirety and with prejudice, on December 5, 2002.

Gilbert Dean Harris and Howard Scott Hudson et al. v. Leslie’s Poolmart, Inc.: This putative class action, filed on April 5, 2002, by former employees of the Company, alleged similar claims as the Soto matter on behalf of the same putative class members. The parties settled this matter and the Court dismissed the suit, in its entirety and with prejudice, on November 22, 2002.

The Company is routinely involved in legal proceedings related to the ordinary course of its business. Management does not believe any such other matters will have a material adverse effect on the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the Company’s common stock. There are 13 holders of the Company’s common stock. The Company has not paid any dividends on its common stock and does not anticipate doing so in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data of the Company as of and for the fiscal years ended September 28, 2002, September 29, 2001, September 30, 2000, October 2, 1999, October 3, 1998 (53 weeks). This financial data was derived from the audited historical consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements of the Company and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Annual Report.

	Fiscal Years Ended
	September 28, 2002	September 29, 2001	September 30, 2000	October 2, 1999	October 3, 1998
	(Amounts in Thousands, except employees and store information)
Operating Results:
Sales	$313,311	$301,700	$303,163	$282,349	$252,923
Gross Profit	146,971	135,298	131,195	122,416	110,355
Gross Margin(1)	46.9%	44.8%	43.3%	43.4%	43.6%
Loss on Disposition of Fixed Assets	1,332	919	1,477	1,006	334
Depreciation and Amortization	9,044	8,623	8,579	7,952	6,666
Income from Operations(1)	20,073	15,559	6,479	11,417	15,870
Interest Expense, net	10,690	12,320	12,536	11,380	10,513
Net Income/(Loss)(1)	4,693	1,218	(4,713)	(878)	2,790
Balance Sheet Data:
Working Capital	34,634	28,548	31,257	37,079	41,766
Total Assets	141,764	132,310	137,577	138,204	126,950
Long-term Debt	90,000	90,867	90,988	91,095	91,195
Preferred Stock	45,417	42,314	37,526	33,225	29,361
Stockholders’ Deficit	(52,899)	(52,284)	(47,764)	(39,657)	(34,915)
Selected Operating Data:
Capital Expenditures	8,040	7,371	9,129	16,042	10,519
Unusual and Restructuring Charges(1,2)	1,500	1,466	3,173	—	—
Adjusted EBITDA(1,2)	30,617	25,648	18,655	19,369	22,537
Adjusted EBITDA Margin(1,3)	9.8%	8.5%	6.1%	6.9%	8.9%
Cash flow from (used in) Operating Activities	20,205	15,149	11,723	(2,280)	7,737
Cash flow used in Investing Activities	(8,020)	(7,233)	(8,656)	(15,806)	(12,915)
Cash flow from (used in) Financing Activities	(957)	(6,400)	(3,432)	8,475	(87)
Number of Employees	1,843	1,805	1,813	2,437	1,906
Number of Stores	410	391	383	364	316
Comparable Store Sales Growth(4)	1.9%	(0.8%)	3.8%	6.6%	10.3%

(1)
During the second quarter of 2002, the Company recorded an unusual charge of $1.5 million for expenses associated with defending a purported class action lawsuit that was settled. The Company recorded a restructuring charge of $1.5 million in the first quarter of 2001 costs for expenses associated with the relocation of its corporate office to Phoenix, Arizona. In the fourth quarter of 2000, the Company recognized an unusual charge consisting of $2.1 million for expenses principally associated with its decision to write-off nonproductive aged inventory, $0.8 million in restructuring costs for expenses associated with the relocation of its corporate office, and an additional $0.2 million in accrued expenses for other corporate office move related expenses.

(2)
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, stock compensation expense and unusual charges. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States (GAAP), but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data which are all prepared in accordance with GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

(3)	Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of sales.

The calculation of Adjusted EBITDA is shown as follows:

	Fiscal Years Ended
	September 28, 2002	September 29, 2001	September 30, 2000	October 2, 1999	October 3, 1998
	(Amounts in Thousands)
Net income/(loss)	$4,693	$1,218	$(4,713)	$(878)	$2,790
Depreciation and amortization	9,044	8,623	8,579	7,952	6,666
Stock compensation expense	—	—	424	—	—
Unusual charges	1,500	1,466	3,173	—	—
Interest expense, net	10,690	12,320	12,536	11,380	10,513
Loss on disposition of assets	1,332	919	1,477	1,006	334
Income tax expense/(benefit)	3,358	1,102	(2,821)	(91)	2,233

Adjusted EBITDA	$30,617	$25,648	$18,655	$19,369	$22,537

(4)
The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a measure of financial performance under accounting principles generally accepted in the United States (GAAP). Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this document (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to domestic economic conditions, activities of competitors, seasonality changes in federal or state tax laws and of the administration of such laws and the general condition of the economy.

Results of Operations

2002 compared to 2001

For the 52 weeks ended September 28, 2002, sales increased 3.8% to $313.3 million from $301.7 million in the same 52 weeks of 2001. The sales increase is attributable to a comparable store sales increase of 1.9% above the comparable 52 weeks of 2001.

Comparable store sales increased 1.9% as compared to the prior year. The comparable store sales increase was attributable to increased marketing and merchandising efforts and an increase in customer counts. For definition purposes, a store is considered a comparable store in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed.

During 2002, the Company expanded its business by opening 23 new stores. Additionally, 4 stores were closed and 3 were relocated in 2002. This resulted in a net increase of 19 stores as of September 28, 2002 as compared to September 29, 2001.

Gross profit for the fiscal year ended September 28, 2002 improved to 46.9% of sales, from 44.8% in 2001. Gross profit represents sales less the cost of services and purchased goods, chemical repackaging costs, and related distribution costs. The gross margin increase in 2002 is a result of improved sales, lower promotional discounts on retail pricing, lower acquisition costs and lower distribution expenses as a percent of sales. The Company anticipates that distribution expenses as a percent of sales should continue to improve proportionally with improvements in sales due to the leverage of its fixed expenses.

In 2002, total operating expenses were $126.9 million, versus $119.7 million in 2001, an increase of 6.0%. The increase in operating expenses in 2002 was due primarily to the costs associated with the increase in store count and higher insurance related expenses associated with workers compensation and property and casualty coverage. The Company expects to be impacted by the continuing costs associated with increases in insurance related expenses. However, the Company does not expect to experience cost increases of greater proportion than the retail industry in general. Expenses as a percent of sales were 40.5% as compared to 39.7% in the prior year.

Amortization expense for the fiscal year ended September 28, 2002 was $319,000 as compared to $413,000 in the same period of 2001.

For the fiscal year ended September 28, 2002, the Company recognized losses on the disposition of fixed assets totaling approximately $1.3 million as compared to $0.9 million in the prior year. These losses were primarily associated with the Company’s completion and roll-out of its new point-of-sale system and its decision to close or relocate stores that were unproductive or not meeting expectations.

During the second quarter 2002, the Company recorded an unusual charge of $1.5 million for expenses associated with defending a purported class action lawsuit that was settled. During the first quarter 2001, the Company recorded a restructuring charge of $1.5 million for expenses associated with its corporate relocation to Phoenix, Arizona. These expenses consisted primarily of the occupancy related costs incurred after vacating its existing corporate location and for employee related termination expenses.

Adjusted EBITDA before the unusual charge for the period increased 19.4% to $30.6 million from $25.6 million in the same 52 weeks of 2001. Net income of $4.7 million was realized in the year 2002. Adjusted EBITDA including the unusual charges was $29.1 million as compared to $24.2 million in the prior year. This increase was primarily the result of increased sales and the improved gross margin rate achieved during the year.

Income from operations for the period increased 29.0% to $20.1 million from $15.6 million in fiscal 2001 as a result of the previously noted items.

Interest expense was $10.7 million in 2002, as compared to $12.3 million in 2001. The decrease was primarily the result of reduced average debt balances and the reduction in the related borrowing rates during the year.

The Company recorded income tax expenses of $3.4 million in 2002, or an effective tax rate of 41.7% versus $1.1 million, or an effective tax rate of 47.5% in the prior year. The effective tax rate in 2002 was lower due primarily to the fact that the permanent tax differences were calculated on a higher net income base which had the impact of reducing the overall effective tax rate.

2001 compared to 2000

For the 52 weeks ended September 29, 2001, sales decreased 0.5% to $301.7 million from $303.2 million in the same twelve months of 2000. The sales decrease is attributable to a comparable store sales decrease of 0.8% below the comparable 52 weeks of 2000. EBITDA before the unusual charge for the period increased 37.5% to $25.6 million from $18.7 million in the same twelve months of 2000. Net income of $1.2 million was realized in the year 2001. EBITDA including the unusual charges was $24.2 million as compared to $15.5 million in the prior year. This increase was primarily the result of improved gross margin and effective expense controls achieved during the year.

Sales for the 52 weeks ended September 29, 2001 decreased 0.5% over the same fiscal period of 2000. Sales were lower due to the Company’s decision to reduce promotional spending as compared to prior years levels, and the Company’s decision to eliminate business in certain commercial and service markets.

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

Gross profit for the fiscal year ended September 29, 2001 improved to 44.8% of sales, from 43.3% in 2000. Gross profit represents sales less the cost of services and purchased goods, chemical repackaging costs and related distribution costs. The gross margin increase in 2001 reflects lower promotional discounts on retail pricing, reduced markdowns taken during the year to move certain inventory, and a $2.1 million unusual charge taken in the fourth quarter of 2000 to write-off aged and excessive inventory.

In 2001, total operating expenses were $119.7 million, versus $124.7 million in 2000, a decrease of 4.0%. The decrease in operating expenses in 2001 was due primarily to reductions in corporate and administrative expenses, the closure of 45 service markets and more effective expense controls at retail. This decrease in expense was partially offset by the cost of opening of 8 new stores (net of closures), increased depreciation expenses and increased compensation costs. Expenses as a percent of sales was 39.7% as compared to 41.1% in the prior year.

Amortization expense for the fiscal year ended September 29, 2001 was $413,000 as compared to $742,000 in the same period of 2000.

For the fiscal year ended September 29, 2001, the Company recognized losses on the disposition of fixed assets totaling approximately $0.9 million as compared to $1.5 million in the prior year. These losses were primarily associated with the Company’s relocation of its corporate offices to Phoenix, Arizona from Chatsworth, California and its decision to close or relocate stores that were unproductive or not meeting expectations.

Income from operations for the period increased 140.1% to $15.6 million from $6.5 million in fiscal 2000. Excluding the inventory write-off taken during the fourth quarter of 2000, income from operations improved by $7.0 million or 80.8%.

Interest expense was $12.3 million in 2001, as compared to $12.6 million in 2000. The decrease was primarily the result of reduced average borrowing rates during the year.

The Company recorded income tax expenses of $1.1 million in 2001, or an effective tax rate of 47.5% versus and income tax benefit of $2.8 million in the prior year.

During the first quarter 2001, the Company recorded a restructuring charge of $1.5 million for expenses associated with its corporate relocation to Phoenix, Arizona. These expenses consisted primarily of the occupancy related costs incurred after vacating its existing corporate location and for employee related termination expenses. The Company believes that the future operating expense benefits of this move will continue to offset the relocation cost that were previously incurred. The Company has successfully staffed the new corporate office in Phoenix, Arizona and is operating the administrative functions with significantly fewer individuals than was previously employed at its Chatsworth, California corporate office.

During 2000, the Company had unusual expenses of $0.8 million for restructuring expenses associated with the Company’s corporate relocation to Phoenix, Arizona, $0.2 million in other corporate move related expenses, and a non-cash charge of $0.4 million for non-cash expenses associated with the restructuring of a stock option incentive agreement for the former Chief Executive Officer.

Liquidity and Capital Resources

From September 29, 2001 to September 28, 2002, total current assets increased $12.4 million from $77.4 million to $89.8 million. The increase in current assets resulted primarily from the Company’s increased cash position which resulted from the improvements in operating cash flow. The principal component of current assets is inventory, which decreased $0.4 million from $55.9 million to $55.5 million. The inventory decrease, even in light of the increased store count, was the result of improved inventory turns and stronger service levels to the stores from the distribution centers.

Total current liabilities increased by $6.3 million from September 29, 2001 as compared to September 28, 2002. Accounts payables were flat as compared to the prior year while accrued liabilities increased due to the timing of disbursements and increased accrued compensation costs and insurance related expenses.

For the fiscal year ended September 28, 2002, net cash provided by operating activities was $20.2 million compared to cash provided by operating activities of $15.1 million in the prior year. The improvement was due primarily to the increase in profitability and higher accounts payable and accrued liabilities.

In 2002, cash used in investing activities was $8.0 million as compared with $7.2 million in the same period of the prior year. The increase in capital expenditures in 2002 was the result of opening more new stores in the current year and the roll-out of the Company’s new point-of-sale system.

Cash used in financing activities was $1.0 million in fiscal year 2002 compared with cash used by financing activities of $6.4 million in the same period of 2001. In 2002, the Company reduced its credit borrowings that were needed to finance the working capital and capital expenditure investments described above. The Company had no borrowings on its working capital revolver at year-end 2002 or 2001. Additionally, due to the Company’s strong cash position, it prepaid other long-term debt in the amount of $1.0 million. There were no prepayment penalties associated with this early payment of debt.

At September 29, 2002 the Company had $40.0 million of additional borrowing capability on its Loan and Security

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

Seasonality and Quarterly Fluctuations.    The Company’s business exhibits substantial seasonality which the Company believes is typical of the swimming pool supply industry. In general, sales and net income are highest during the quarters ended June and September, which represent the peak months of swimming pool use. Sales are substantially lower during the quarters ended December and March when the Company will typically incur net losses. The principal external factor affecting the Company’s business is weather. Hot weather and the higher frequency of pool usage in such weather create a need for more pool chemicals and supplies. Unseasonably early or late warming trends can increase or decrease the length of the pool season. In addition, unseasonably cool weather and/or extraordinary amounts of rainfall in the peak season decrease swimming pool use.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to inventory reserves, allowance for doubtful accounts, valuation allowance for the net deferred income tax asset, contingencies and litigation liabilities. The Company bases its estimates on historical experience, independent valuations, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Inventories are stated at the lower of cost or market. The Company values inventory using the first-in, first-out (FIFO) method. Revenue on retail sales is recognized upon purchase by the customer. Revenue on services, is recognized as services are performed and the fee is fixed or determinable and collection is probable. Terms are customarily FOB shipping point or point of sale, net of related discounts. The Company does not provide an estimated allowance for sales returns as they are deemed to be immaterial. Included in cost of sales are the costs of services and purchased goods, chemical repackaging costs and related distribution costs. The Company recognizes consideration received from vendors at the time our obligations to purchase products or perform services have been completed. These items are recorded as a reduction in cost of goods sold in the statement of operations.

Contractual Obligations and Commercial Commitments

The Company is contractually obligated to make future payments under non-cancelable operating lease agreements. As of September 30, 2002, future contractual payments were as follows:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 years	4-5 years	After 5 years
	(in thousands)
Operating Leases	$81,758	$25,499	$35,832	$16,902	$3,525

	Amounts of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 years	4-5 years	After 5 years
	(in thousands)
Standby Letters of Credit	$822	$822	$—	$—	$—

Financial Responsibility Bonds	$118	$81	$27	$—	$—

SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)
(In Thousands)

	13 Weeks Ended
2002	Dec. 29	March 30	June 29	Sept. 28
Sales	$30,882	$34,258	$140,627	$107,544
Gross Profit	13,114	14,934	68,055	50,868
Unusual Expense	—	1,500	—	—
Operating Income (Loss)	(12,051)	(13,455)	31,193	14,386
Net (Loss) Income	(8,994)	(10,097)	17,121	6,663
Adjusted EBITDA(1)	(9,930)	(9,827)	33,735	16,639
Comparable Store Sales Growth	6.6%	1.6%	(1.7)%	5.6%

	13 Weeks Ended
2001	Dec. 30	March 31	June 30	Sept. 29
Sales	$28,585	$32,559	$140,465	$100,091
Gross Profit	11,003	13,528	67,687	43,080
Unusual Expense	1,466	—	—	—
Operating Income (Loss)	(14,540)	(13,223)	30,931	12,391
Net (Loss) Income	(10,231)	(10,752)	16,931	5,154
Adjusted EBITDA(1)	(10,843)	(11,105)	33,064	14,532
Comparable Store Sales Growth(2)	(8.6)%	(13.3)%	1.3%	3.4%

(1)
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, stock compensation expense and unusual charges. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States (GAAP), but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data all of which are prepared in accordance with GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

(2)
The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a measure of financial performance under accounting principles generally accepted in the United States (GAAP). Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

Recent Accounting Pronouncements

In accordance with the provisions of SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets, the Company applied the new rules on accounting for goodwill and other intangible assets deemed to have indefinite lives beginning on September 29, 2002. The Company also performed the required impairment tests of goodwill and indefinite lived intangible assets. The Company will no longer amortize its goodwill under SFAS No. 142, but will be subjected to periodic assessments as defined therein. The unamortized balance of goodwill subject to the impairment tests was $7.6 million as of September 28, 2002. Additionally, amortization expense of $319,000, $413,000 and $742,000 was included in the consolidated statements of operations for the year ended September 28, 2002, September 29, 2001 and September 30, 2000, respectively.

In April 2001, the Emerging Issues Task Force (EITF) issued Issue 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products. EITF 00-25 addresses the accounting and income statement classification of costs that a vendor incurs to or on behalf of a reseller in connection with the reseller’s purchase or promotion of the vendor’s products. The standard is effective for fiscal periods beginning after December 15, 2001 and was adopted by the Company as of October 2002. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, Accounting for Asset Retirement Obligations. The standard applies to obligations associated with the retirement of tangible long-lived assets. The standard is effective for fiscal periods beginning after June 15, 2002 and was adopted by the Company as of October 2002. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement) which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of; however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” The standard is effective for fiscal periods beginning after December 15, 2001 and was adopted by the Company in October 2002. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses the following costs associated with an exit or disposal activity: 1) costs to terminate an existing contractual obligation, including but not limited to an operating lease; 2) incremental direct (and other) costs associated with the related disposal activity (such as costs to close or consolidate facilities); and 3) termination benefits (severance pay) provided to employees pursuant to a one-time benefit arrangement that does not constitute a preexisting or newly-created ongoing benefit plan covered by other pronouncements Statement 146 superseded EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under Statement 146, liabilities for costs associated with an exit or disposal activity would be recognized in the period(s) in which they are incurred. Therefore, unlike the approach in EITF Issue 94-3 on restructuring charges, an entity’s commitment to a plan would not, in and of itself, result in the recognition of a liability. The adoption of the standard is not expected to have material impact on the operations or financial position of the Company.

ITEM 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s Loan and Security Agreement described in note 5 to the consolidated financial statements as well as in the Management Discussion and Analysis carries interest rate risk. Amounts borrowed under this Agreement bear interest at either Libor plus 1.5%, or at the Company’s choice, the lender’s reference rate. Should the lenders’ base rate change, the Company’s interest expense will increase or decrease accordingly. No amounts are currently outstanding under this facility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Leslie’s Poolmart, Inc.:

We have audited the accompanying consolidated balance sheets of Leslie’s Poolmart, Inc. and subsidiaries as of September 28, 2002 and September 29, 2001 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended September 28, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leslie’s Poolmart, Inc. and subsidiaries at September 28, 2002 and September 29, 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 28, 2002, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Phoenix, Arizona
November 19, 2002

LESLIE’S POOLMART, INC.

CONSOLIDATED BALANCE SHEETS

	Sept. 28, 2002	Sept. 29, 2001
	(Dollar Amounts in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$17,996	$6,768
Accounts and other receivables, net	7,398	7,450
Inventories	55,540	55,935
Prepaid expenses and other current assets	1,235	1,176
Deferred tax assets	7,678	6,118

Total current assets	89,847	77,447
Property, plant and equipment, at cost, net of accumulated depreciation	42,744	44,781
Goodwill, net	7,564	7,836
Deferred financing costs, net	1,080	1,744
Other assets	529	502

Total assets	$141,764	$132,310

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$19,572	$19,449
Accrued expenses	27,402	23,329
Income taxes payable	8,225	5,999
Current maturities of long-term debt	14	121

Total current liabilities	55,213	48,898
Other long term liabilities	2,121	—
Long-term debt	—	867
Senior notes	90,000	90,000
Deferred tax liabilities	1,812	2,515

Total liabilities	149,146	142,280

Commitments and contingencies	—	—

Redeemable preferred stock, $0.001 par value; Authorized—2,000,000 shares; Issued and outstanding—45,517 Series A at September 28, 2002 and 42,314 Series A at September 29, 2001, respectively	45,517	42,314

Stockholders’ equity (deficit):
Common stock, $0.001 par value, authorized 12,000,000 shares, Issued and outstanding 7,065,438 shares at September 28, 2002 and 7,057,105 at September 29, 2001, respectively	1	1
Stock subscription receivable	(450)	(450)
Paid-in capital	(45,278)	(45,295)
Retained deficit	(7,172)	(6,540)

Total stockholders’ deficit	(52,899)	(52,284)

Total liabilities and stockholders’ equity (deficit)	$141,764	$132,310

See accompanying notes to financial statements.

LESLIE’S POOLMART, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	Sept. 28, 2002	Sept. 29, 2001	Sept. 30, 2000
	(Dollar Amounts in Thousands)
Sales	$313,311	$301,700	$303,163
Cost of merchandise and services sold, including warehousing and transportation expenses, and related occupancy costs	166,340	166,402	171,968

Gross profit	146,971	135,298	131,195
Selling, general and administrative expenses	125,079	117,860	122,925
Unusual expense	1,500	—	230
Restructuring Charge	—	1,466	819
Amortization of goodwill	319	413	742

Operating Income	20,073	15,559	6,479
Other (income) expense
Interest expense	10,708	12,334	12,576
Interest income	(18)	(14)	(40)
Loss on disposition of fixed assets	1,332	919	1,477

Total other expense	12,022	13,239	14,013
Net income/(loss) before taxes	8,051	2,320	(7,534)
Income tax expense/(benefit)	3,358	1,102	(2,821)

Net income/(loss)	4,693	1,218	(4,713)
Series A preferred stock dividends and accretion	5,325	4,788	4,301

Loss applicable to common shareholders	$(632)	$(3,570)	$(9,014)

See accompanying notes to financial statements.

LESLIE’S POOLMART, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT )

	Common Stock		Stock Subscription Receivable	Additional Paid In Capital	Retained Earnings/ (Deficit)	Total Stockholders’ Equity/(Deficit)
	Number of Shares	Amount
	(Dollar Amounts in Thousands, except share amounts)
Balance, at October 2, 1999	7,168,215	$1	$—	$(45,702)	$6,044	$(39,657)
Series A preferred stock dividends and accretion	—	—	—	—	(4,301)	(4,301)
Stock option compensation expense	—	—	—	424	—	483
Issuance of common stock	166,665	—	—	483	—	424
Net loss	—	—	—	—	(4,713)	(4,713)

Balance, at September 30, 2000	7,334,880	1	—	(44,795)	(2,970)	(47,764)
Series A preferred stock dividends and accretion	—	—	—	—	(4,788)	(4,788)
Repurchase common stock	(277,775)	—	—	(500)	—	(500)
Stock subscription receivable	—	—	(450)	—	—	(450)
Net income	—	—	—	—	1,218	1,218

Balance, at September 29, 2001	7,057,105	1	(450)	(45,295)	(6,540)	(52,284)
Series A preferred stock dividends and accretion	—	—	—	—	(5,325)	(5,325)
Issuance common stock	8,333	—	—	17	—	17
Net income	—	—	—	—	4,693	4,693

Balance, at September 28, 2002	7,065,438	$1	$(450)	$(45,278)	$(7,172)	$(52,899)

See accompanying notes to financial statements.

LESLIE’S POOLMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	Sept. 28, 2002	Sept. 29, 2001	Sept. 30, 2000
	(Dollar Amounts in Thousands)
OPERATING ACTIVITIES:
Net income/(loss)	$4,693	$1,218	$(4,713)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,044	8,623	8,579
Amortization of loan fees and discounts	664	675	629
Deferred income taxes	(2,263)	(304)	(1,283)
Allowance for doubtful accounts	437	104	502
Loss on disposition of assets	1,332	919	1,477
Compensation recognized for stock options	—	—	424
Changes in operating assets and liabilities:
Accounts and other receivables	(385)	1,589	(2,295)
Inventories	395	1,707	1,087
Prepaid expenses and other current assets	(59)	158	794
Other assets	(74)	23	(53)
Accounts payable and accrued expenses	4,195	(1,289)	7,301
Income taxes payable	2,226	1,726	(726)

Net cash provided by operating activities	20,205	15,149	11,723

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(8,040)	(7,371)	(9,129)
Proceeds from disposition of property, plant and equipment	20	138	473

Net cash used in investing activities	(8,020)	(7,233)	(8,656)

FINANCING ACTIVITIES:
Net line of credit borrowings/(repayments)	—	(5,342)	(3,226)
Payments of long-term debt	(974)	(108)	(100)
Purchase of common stock	—	(500)	—
Stock subscription receivable	—	(450)	—
Payment of deferred financing costs	—	—	(589)
Proceeds from issuance of common stock, net	17	—	483

Net cash used in financing activities	(957)	(6,400)	(3,432)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	11,228	1,516	(365)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,768	5,252	5,617

CASH AND CASH EQUIVALENTS AT END OF YEAR	$17,996	$6,768	$5,252

See accompanying notes to financial statements.

LESLIE’S POOLMART, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Business and Operations

Leslie’s Poolmart, Inc. (the Company) is a specialty retailer of swimming pool supplies and related products. As of September 28, 2002, the Company marketed its products under the trade name Leslie’s Swimming Pool Supplies through 410 retail stores in 33 states and through mail order catalogs sent to selected swimming pool owners nationwide. The Company also repackages certain bulk chemical products for retail sale. The Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending in June and September.

On June 11, 1997, Leslie’s Poolmart (a California corporation—“Leslie’s California”) reincorporated in Delaware by merging into a wholly-owned Delaware subsidiary (the “Reincorporation”), changed its name to Leslie’s Poolmart, Inc. and merged Poolmart USA Inc., a newly-formed corporation, with and into the Company (the “Recapitalization”). As a result of the Recapitalization, (i) each outstanding share of common stock of Leslie’s California was converted into $2.90 cash (other than 1,797,525 shares owned primarily by members of management); and (ii) outstanding options covering approximately 4,150,000 shares of common stock, including those not yet vested, were exercised and retired for payment of the difference between the exercise price and $2.90 per share. The total value of the shares and options cashed out approximated $94,300,000, plus $5,229,000 in expenses associated with this transaction. In connection with the Recapitalization, the Company changed the authorized capital of the Company to 12,000,000 shares of common stock with a $0.001 par value and 2,000,000 shares of preferred stock with a $0.001 par value.

In order to finance the merger, the Company issued $90.0 million of its 10.375% Senior Notes and sold 5,370,690 shares of its common stock for proceeds of $15.6 million. As indicated above, certain directors and members of management converted some of the Leslie’s California common shares which they owned into shares of the Company’s common stock.

Also in connection with the Recapitalization, the Company issued 28,000 shares of its Series A Preferred Stock of the Company, par value $0.001 per share, at $1,000 per share for a total consideration of $28.0 million, consisting of cash and an exchange of the $10.0 million principal amount of Convertible Subordinated Debentures of Leslie’s California held by a major supplier. In connection with this transaction, the holder of the Series A Preferred Stock received Warrants to purchase up to 15.0% of the shares of the Company’s common stock at a purchase price of $0.01 per share (subject to adjustment) for a period of ten years.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include Leslie’s Poolmart, Inc., and its wholly-owned subsidiaries, Leslie’s Pool Brite, Inc., Sandy’s Pool Supply, Inc. and Blackwood & Simmons, Inc. All significant inter-company transactions and accounts have been eliminated.

Fiscal Periods

The Company fiscal year ends on the Saturday closest to September 30. The fiscal years ended on September 28, 2002, September 29, 2001, and September 30, 2000 included 52 weeks.

Cash and Cash Equivalents

The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents.

LESLIE’S POOLMART, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Accounts and Other Receivables, Net

Accounts and other receivables include allowances for doubtful accounts of $717,000, $422,000 and $369,000 at September 28, 2002, September 29, 2001 and September 30, 2000, respectively.

Allowance for doubtful accounts consists of the following:

	Balance at beginning of period	Additions Charged to costs and expenses	Deductions Write-off of bad debts	Balance at end of period
Balance at September 30, 2000	$237,000	$502,000	$(370,000)	$369,000
Balance at September 29, 2001	369,000	104,000	(51,000)	422,000
Balance at September 28, 2002	422,000	437,000	(142,000)	717,000

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

Depreciation and amortization are computed using the straight-line method (considering appropriate salvage values) based on the following estimated average useful lives:

Buildings and improvements	5–39 years
Vehicles, machinery and equipment	3–10 years
Office furniture and equipment	3–7 years
Leasehold improvements	5–10 years

Goodwill

The excess of the acquisition price over the fair value of the net assets at the date of acquisition is included in the accompanying consolidated balance sheets as “Goodwill.” Goodwill is being amortized (straight-line) over forty years. In accordance with the provisions of SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets, the Company applied the new rules on accounting for goodwill and other intangible assets deemed to have indefinite lives beginning on September 29, 2002. The Company also performed the required impairment tests of goodwill and indefinite lived intangible assets and there was no impairment identified. The Company will no longer amortize its goodwill under SFAS No. 142, but will subject its goodwill to periodic assessments as defined therein. The balance recorded at September 28, 2002 and September 29, 2001 was net of accumulated amortization of $3.1 million and $2.8 million, respectively. The Company amortized $319,000, $413,000 and $742,000 in the years ended September 28, 2002, September 29, 2001 and September 30, 2000. There will be no such amortization in fiscal 2003 and beyond.

LESLIE’S POOLMART, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Deferred Financing Costs

In connection with issuing the Senior Notes and signing the 1997 Credit Agreement, the Company paid $3.7 million in financing costs that are being deferred and amortized over the lives of the corresponding agreements. During fiscal 2000, the Company recorded an additional $0.7 million in financing costs associated with the 1997 Credit Agreement. The balance recorded at September 28, 2002 and September 29, 2001 was net of accumulated amortization of $3.0 million and $2.4 million, respectively.

Income Taxes

The Company provides for deferred income taxes relating to timing differences in the recognition of income and expense items (primarily depreciation and amortization) for financial and tax reporting purposes. Deferred taxes at September 28, 2002 and September 29, 2001 include a provision for the differences between tax and financial asset values except that deferred taxes were not provided with respect to amounts allocated to goodwill.

Sales

Revenue on retail sales is recognized upon purchase by the customer. Revenue on services, is recognized as services are performed and the fee is fixed or determinable and collection is probable. Terms are customarily FOB shipping point or point of sale, net of related discounts. The Company does not provide an estimated allowance for sales returns as they are deemed to be immaterial.

Cost of Sales

Included in cost of sales are the costs of services and purchased goods, chemical repackaging costs and related distribution costs. The Company recognizes consideration received from vendors at the time our obligations to purchase products or perform services have been completed. These items are recorded as a reduction in cost of goods sold in the statement of operations.

Shipping and Handling Costs

The Company records shipping and handling costs paid by customers are shown as a reduction in selling, general and administrative expenses. Likewise, the actual costs for shipping and handling have been have been charged to selling, general and administrative expenses.

Advertising

The Company expenses advertising during the period of the event. Advertising expense for the years ended September 28, 2002, September 29, 2001 and September 30, 2000 was approximately $7.4 million, $7.4 million and $7.3 million, respectively.

Restructuring Costs

During the first quarter 2001, the Company recorded a restructuring charge of $1.5 million for expenses associated with its corporate relocation to Phoenix, Arizona. These expenses consisted primarily of the relocation related costs incurred after vacating its existing corporate location for employee relocation related expenses. The Company believes that the operating expense benefits of this move will continue to offset the previously incurred relocation costs. No restructuring reserve remains accrued at September 28, 2002.

LESLIE’S POOLMART, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Statements

The fair value of the $90.0 million Senior Notes using quoted market prices as of September 28, 2002 is $131.1 million. The carrying amounts of other long-term debt approximate fair value because either the interest rate fluctuates based on market rates or interest rates appear to approximate market rates for similar instruments. The fair value estimates are subjective in nature and involve uncertainties and matters of judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements.

In accordance with the provisions of SFAS No. 141 Business Combinations, and SFAS No. 142 Goodwill and Other Intangible Assets, the Company applied the new rules on accounting for goodwill and other intangible assets deemed to have indefinite lives beginning on September 29, 2002. The Company also performed the required impairment tests of goodwill and indefinite lived intangible assets. The Company will no longer amortize its goodwill under SFAS No. 142, but will be subjected to periodic assessments as defined therein.

In April 2001, the Emerging Issues Task Force (EITF) issued Issue 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products. EITF 00-25 addresses the accounting and income statement classification of costs that a vendor incurs to or on behalf of a reseller in connection with the reseller’s purchase or promotion of the vendor’s products. The standard is effective for fiscal periods beginning after December 15, 2001 and was adopted by the Company as of October 2002. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, Accounting for Asset Retirement Obligations. The standard applies to obligations associated with the retirement of tangible long-lived assets. The standard is effective for fiscal periods beginning after June 15, 2002 and was adopted by the Company as of October 2002. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement) which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of; however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” The standard is effective for fiscal periods beginning after December 15, 2001 and was adopted by the Company in October 2002. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses the following costs associated with an exit or disposal activity: 1) costs to terminate an existing contractual obligation, including but not limited to an operating lease; 2) incremental direct (and other) costs associated with the related disposal activity (such as costs to close or consolidate facilities); and 3) termination benefits (severance pay) provided to employees pursuant to a one-time benefit arrangement that does not constitute a preexisting or newly-created ongoing benefit plan covered by other pronouncements. Statement 146 superseded EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under Statement 146, liabilities for costs associated with an exit or disposal activity would be

LESLIE’S POOLMART, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

recognized in the period(s) in which they are incurred. Therefore, unlike the approach in EITF Issue 94-3 on restructuring charges, an entity’s commitment to a plan would not, in and of itself, result in the recognition of a liability. The adoption of the standard is not expected to have material impact on the operations or financial position of the Company.

3. Inventories

Inventories consist of the following:

	Sept. 28, 2002	Sept. 29, 2001
Raw materials and supplies	$660,000	$182,000
Finished goods	54,880,000	55,753,000

Total inventory	$55,540,000	$55,935,000

4. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	Sept. 28, 2002	Sept. 29, 2001
Land	$6,215,000	$6,215,000
Buildings and addresses	8,675,000	8,546,000
Vehicles, machinery and equipment	2,957,000	3,069,000
Leasehold improvements	35,301,000	33,235,000
Office furniture, equipment and other	27,705,000	29,894,000
Construction-in-process	2,597,000	3,025,000

	83,450,000	83,984,000
Less—accumulated deprecation and amortization	40,706,000	39,203,000

Total Property, Plant and Equipment	$42,744,000	$44,781,000

5. Line of Credit Agreement

In June of 2000, the Company entered into a Loan and Security Agreement (the “Agreement”) with Foothill Capital Corporation. Under the Agreement, maximum borrowings are $65.0 million and the minimum amount available is not to fall below $40.0 million, and with a maturity date set at January 31, 2004. Under the Agreement, maximum borrowings are limited as a function of inventory or calculated EBITDA rates as defined in the Agreement. On September 28, 2002, there were no borrowings outstanding under the Agreement.

Borrowings under the Agreement accrue interest at the lender’s reference rate or at LIBOR plus the applicable LIBOR rate margin. Based on the LIBOR rate margin at September 28, 2002, the interest rate at September 28, 2002 was 3.3%. The margins are determined by calculated LTM EBITDA rates as defined in the Agreement. The Agreement contains certain financial covenants that include minimum calculated EBITDA levels and maximum capital expenditure amounts. As of September 28, 2002, the Company was in compliance with these covenants.

LESLIE’S POOLMART, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

6. Long-Term Debt

Long-term debt consists of the following:

	Sept. 28, 2002	Sept. 29, 2001
Notes payable collateralized by security interests in certain assets, repaid in 2002	$—	$109,000
Notes payable collateralized by security interests in various properties, due in monthly installments maturing December 2002. Interest accrues at the rate of 9.6%	14,000	879,000

	14,000	988,000

Less current portion	14,000	121,000

	$—	$867,000

7. Senior Notes

On June 11, 1997, the Company issued $90.0 million aggregate principal amount of its 10.375 percent Senior Notes due July 15, 2004 (the “Notes”). The Notes were issued under an indenture (the “Indenture”) by and among the Company and U.S. Trust Company of California, N.A., as trustee.

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

The Indenture contains certain covenants which include, among other matters, limitations on the incurrence of additional indebtedness and the payment of dividends. At September 28, 2002, the Company was in compliance with these covenants.

LESLIE’S POOLMART, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

8.    Leases

The Company leases certain store, office, distribution and manufacturing facilities under operating leases which expire at various dates through 2010. Lease agreements generally provide for increases related to cost of living indices and require the Company to pay for property taxes, repairs and insurance. Future annual minimum lease payments at September 28, 2002 are as follows:

2003	$25.5 million
2004	20.7 million
2005	15.1 million
2006	10.4 million
2007	6.5 million
Thereafter	3.6 million

$81.8 million

Certain leases are renewable at the option of the Company for periods of one to ten years. Rent expense charged against income totaled $23.8 million, $22.5 million and $22.8 million in 2002, 2001 and 2000, respectively.

LESLIE’S POOLMART, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

9.    Income Taxes

The provision/(benefit) for income taxes is comprised of the following:

	52 Weeks Ended September 28, 2002	52 Weeks Ended September 29, 2001	52 Weeks Ended September 30, 2000
Federal:
Current	$4,507,000	$1,129,000	$(1,233,000)
Deferred	(1,860,000)	(262,000)	(994,000)

	2,647,000	867,000	(2,227,000)

State:
Current	1,114,000	277,000	(305,000)
Deferred	(403,000)	(42,000)	(289,000)

	711,000	235,000	(594,000)

Total	$3,358,000	$1,102,000	$(2,821,000)

A reconciliation of the provision/(benefit) for income taxes to the amount computed at the federal statutory rate is as follows:

	52 Weeks Ended September 28, 2002	52 Weeks Ended September 29, 2001	52 Weeks Ended September 30, 2000
Federal income tax at statutory rate	$2,737,000	$793,000	$(2,562,000)
Permanent differences	151,000	157,000	278,000
State taxes, net of federal benefit	470,000	152,000	(537,000)

	$3,358,000	$1,102,000	$(2,821,000)

The tax effect of temporary differences which give rise to significant portions of the deferred tax asset and liability are summarized below.

	Fiscal 2002		Fiscal 2001
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax| Assets	Deferred Tax Liabilities
Depreciation and amortization	$—	$1,112,000	$—	$1,815,000
State income taxes	862,000	—	497,000	—
Inventory	1,881,000	—	1,874,000	—
Reserves and other accruals	2,893,000	—	1,736,000	—
Deferred Rent	874,000	—	1,198,000	—
Compensation accruals	687,000	—	318,000	—
Other	481,000	700,000	495,000	700,000

	$7,678,000	$1,812,000	$6,118,000	$2,515,000

The Company has federal net operating losses (NOL) of $6.8 million available to offset future tax liabilities through 2007. The losses are subject to Internal Revenue Code Section 382 which limits the annual utilization of NOL’s after an ownership change. The Company’s annual Section 382 limitation is approximately $83,000. As such, approximately

LESLIE’S POOLMART, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

$6.4 million of these NOL’s will expire as worthless. As the Company utilizes the NOL, such amounts will reduce goodwill.

10.    Contingencies

The Company is a defendant in lawsuits or potential claims encountered in the normal course of business; such matters are being vigorously defended. In the opinion of management, the resolutions of these matters will not have a material effect on the Company’s financial position or results of operations.

On January 31, 2002, a former employee brought a purported class action lawsuit against the Company in California Superior Court for the County of Los Angeles. The complaint alleged failure to pay overtime wages, waiting time penalties and unfair business practices and sought monetary and injunctive relief. A claims made settlement totaling $1.2 million was reached by the parties during a mediation on April 2, 2002. The Court approved the settlement in a final fairness hearing on August 20, 2002. During the second quarter of 2002, the Company reserved a total of $1.5 million for this settlement and its related legal and other expenses. The majority of these settlement and legal related expenses were paid prior to September 28, 2002 and the Company believes that it has adequately reserved for the costs associated with this matter.

The Company’s general liability insurance program and employee group medical plan have self-insurance retention features of $250,000 and $100,000 per incident, respectively.

11.    401(k) Plan

The Company provides for the benefit of its employees a voluntary retirement plan under Section 401(k) of the Internal Revenue Code. During 2002, the plan covered all eligible employees and provided for a matching contribution by the Company of 50% of each participant’s contribution up to 4% of the individual’s compensation as defined. The expenses related to this program were $420,000, $423,000 and $491,000 for 2002, 2001 and 2000, respectively.

12.    Equity Transactions

Preferred Stock

In connection with the Recapitalization transaction, the Company sold 28,000 shares of Series A Preferred Stock for total consideration of $28.0 million. The Preferred Stockholder is entitled to an annual cumulative dividend (which is payable at the option of the Company either in cash or in additional shares of Preferred Stock for the first five years). The annual dividend is payable quarterly at the annual rate of 10.875 percent, compounded semi-annually. The Preferred Stockholder is entitled to elect 20 percent of the members of the Board of Directors of the Company.

The Preferred Stock may be redeemed at the option of the Company at any time at $1.010 per share plus accumulated and unpaid dividends. The Company is required to redeem the Preferred Stock in three equal installments terminating on the tenth anniversary of the date of issuance of the Preferred Shares.

In connection with the issuance of the Preferred Stock, the original Preferred Stockholder received 1,264,980 warrants to purchase common stock at an exercise price of $0.01 per share expiring in June of 2007. Of the $28.0 million face value of the Preferred Stock, $3.1 million was assigned to the value of these Warrants and reflected as a discount on the Preferred Stock. This discount is being accreted over the life of the Preferred Stock. The terms of the Warrant Agreement provide for a proportionate adjustment of the warrants for stock splits and stock dividends and for additional warrant shares to be issuable in the event any of the 1997 NQ Options or ISO Options or options under the 1998 Plan are exercised. Based on the number of options outstanding at September 28, 2002, an additional 76,864 warrants could be granted if the options are exercised.

LESLIE’S POOLMART, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In the ordinary course of business, the Company purchases raw materials and finished goods pursuant to a multi-year purchase contract from the holder of the warrants issued to the original owners of the Preferred Stock. Management believes these transactions were under terms no less favorable to the Company than those arranged with other parties.

Common Stock

On February 15, 2001, the Board of Directors approved a resolution to amend the Corporation’s Certificate of Incorporation to effectuate a 5 for 1 stock split whereby each outstanding share of the Corporation’s common stock, par value $.001 per share, was converted into five shares of common stock. Following approval by the Corporation’s shareholders, the Charter Amendment was filed with the Delaware Secretary of State on February 22, 2001. The consolidated financial statements reflect the split as though it occurred at beginning of the periods presented.

On March 23, 2001, the Company individually, and Lawrence Hayward, President and CEO, Donald Anderson, Executive Vice President and CFO, and Green Equity Investors II, L.P., the (“Purchasers”) entered into two separate Stock Purchase Agreements, the (“Agreements”) with Brian P. McDermott, (“McDermott”) the Company’s former President and CEO (the “McDermott Transactions”). Pursuant to the Agreements, the Company repurchased 277,775 shares of the Company’s voting common stock held by McDermott for an aggregate purchase price of $499,995 and the other Purchasers acquired the remaining 554,985 shares of the Company’s voting common stock held by McDermott for an aggregate purchase price of $998,973. Also pursuant to the Agreements, (i) McDermott’s existing options were cancelled and of no further effect; (ii) McDermott resigned from his position as a director on the Board of Directors of the Company; and (iii) the existing Consulting Agreement, dated as of December 31, 1999, between McDermott and the Company was terminated.

As part of the McDermott Transactions, the Company entered into separate loan agreements with each of Mr. Hayward and Mr. Anderson, pursuant to which the Company loaned $225,000 to each of Hayward and Anderson, respectively, thereby providing a portion of the funds required for each of Anderson and Hayward to purchase the shares of the Company’s common stock held by McDermott. Each Loan, together with all accrued interest, will be due and payable to the Company in full, on the earlier of: 1) the date which is 7 years from the date hereof; or 2) the termination of Borrower’s employment with the Company for any reason, other than a termination by the Company. The loan agreements are secured by a portion of the shares being purchased by each of Hayward and Anderson, pursuant to Pledge Agreements executed concurrently by each of Hayward and Anderson. Additionally, the Company and Foothill Capital Corporation executed a first amendment to the existing Loan and Security Agreement to effectively permit the Company to make loans to employees in an aggregate amount not to exceed $500,000 at any time, compared to the previous limit of $250,000.

13.    Related Party Transactions

Leonard Green & Partners (“LGP”), a merchant-banking firm that manages Green Equity Investors II (“GEI”), Hancock Park Associates (“HPA”) and Leslie’s are parties to a Management Agreement dated June 11, 1997. The Management Agreement provides that Leslie’s will pay LGP an annual fee of $244,800 for ongoing management, consulting and financial services. In addition, subject to certain approval requirements, the Management Agreement provides that either LGP or HPA may provide financial advisory or investment banking services for Leslie’s in connection with major financial transactions, and LGP or HPA will be paid a reasonable fee for such services. The Management Agreement terminates on the earlier of the tenth anniversary of its execution or the date that LGP affiliates holds 25% or less of the shares of Leslie’s that they held on the date of the Management Agreement.

During the years ended September 28, 2002, September 29, 2001, and September 30, 2000, the Company paid management fees to Leonard Green in the amount of $245,000 for each of the three years represented.

14.    Stock Based Compensation Plans

LESLIE’S POOLMART, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Pursuant to SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company may continue to account for stock options granted in accordance with Accounting Principles Board Opinion No. 25, if the Company discloses results under SFAS 123. Had compensation cost for these plans been determined consistent with SFAS 123, the Company’s net loss would have increased by $56,000, $26,000 and $427,000 in 2002, 2001, and 2000 respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000 risk free interest rates of 4.0%, 4.0% and 6.4%, respectively; expected volatility of 0%; expected lives of 7 years for all options and no expected dividend yield. Based on these assumptions, the weighted average fair value of the options granted is $0.49, $0.49, and $1.44 in 2002, 2001 and 2000, respectively. All of the options issued in 2000 were subsequently cancelled.

During 1997, the Company adopted a non-qualified common stock option plan (the “NQ Option Plan”) and an incentive common stock option plan (the “ISO Option Plan”) and reserved 417,995 shares and 1,369,730 shares, respectively, of Leslie’s common stock for issuance upon the exercise of options to be granted to certain employees of Leslie’s thereunder. Options to purchase Leslie’s common stock have been granted at an exercise price of $1.00 per share for options granted under the NQ Option Plan (“NQ Options”) and $2.00 per share in the case of options granted under the ISO Option Plan.

NQ Options vest immediately. However, Leslie’s (and in some instances GEI and certain members of the HPA Group) have a right (“Call Option”) to repurchase a portion of each NQ Option (and a portion of any shares of Leslie’s common stock issued upon the exercise of any NQ Option (“NQ Option Shares”)) upon the option holder or stockholder ceasing to provide services to Leslie’s. If the NQ Option holder’s service termination occurs prior to the first anniversary of the consummation of the Transactions, two-thirds of the NQ Option and two-thirds of any NQ Option Shares may be repurchased; if the termination occurs on or after the first anniversary and before the second anniversary, the Call Option applies to one-third of the NQ Options and NQ Option Shares; and the Call Option will not apply to any NQ Options or NQ Option Shares if termination occurs on or after the second anniversary of the consummation of the Transactions. NQ Options have a term of ten years and remain exercisable without regard to any termination of employment of the holder, subject to the exercise of the Call Option as described above.

Under the ISO Plan, as amended, ISO Options vest in one-third increments on the first, second and third anniversaries of the original grant date. Options intended to qualify as “incentive stock options” and options not intended to so qualify may be granted under the ISO Option Plan. Pursuant to law, options intended to qualify as “incentive stock options” are subject to limitations on aggregate amounts granted and must be issued to any holder of 10% or more of the issuer’s outstanding common stock at 110% of fair market value. Vested ISO Options may be exercised for 90 days post termination of employment, except in the case of the death of the option holder, in which case the vested portion may be exercised within twelve months from the date of termination. ISO Options have a term of ten years.

In November 1998, Leslie’s Board adopted its 1998 Incentive Stock Option Plan (the “1998 Plan”), and reserved 300,000 shares of nonvoting common stock for issuance thereunder. In January 2000, the Board approved an amendment to the Plan to increase the number of shares of nonvoting common stock issuable thereunder to 500,000 shares in the aggregate. Options to purchase Leslie’s nonvoting common stock have been granted at an exercise price of $2.00 per share.

On February 15, 2001, the Board of Directors approved a resolution to effectuate the “repricing” of options outstanding under the Company’s ISO Option Plan and the 1998 Plan. Under the program, 198,500 existing options were cancelled and holders thereof were entitled to receive new options on a date which would be at least 6 months and a day from the date of cancellation, at a price equal to the then market value of the Company’s stock. The options cancelled had exercise prices that were higher than the Board’s view of the then current market price of the Company’s stock and the higher exercise prices had impaired the ability of such options to fulfill their purpose.

LESLIE’S POOLMART, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

A summary of option activities for all plans is as follows:

	Fiscal 2002		Fiscal 2001		Fiscal 2000
	Shares	Wt. Avg. Ex Price	Shares	Wt. Avg. Ex Price	Shares	Wt. Avg. Ex Price
Outstanding at beginning of year	1,683,830	$1.75	2,032,150	$2.88	1,814,660	$2.55
Granted	220,000	2.00	1,265,835	2.00	605,000	4.00
Exercised	(8,333)	2.00	—	—	(166,665)	—
Cancelled	(54,167)	2.00	(1,614,155)	3.41	(220,845)	2.90

Outstanding at end of year	1,841,330	$1.77	1,683,830	$1.75	2,032,150	$2.88

Exercisable at end of year	1,278,270	$1.67	997,160	$1.58	1,552,955	$2.63

The following table summarizes information about all stock options outstanding as of September 28, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighed Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$1.00	417,995	4.7	$1.00	417,995	$1.00
$2.00	1,423,335	9.0	$2.00	860,275	$2.00

	1,841,330	8.0	$1.77	1,278,270	$1.58

15.    Supplemental Cash Flow Disclosures

The Company paid interest charges of $10.1 million, $11.2 million and $12.5 million, in 2002, 2001 and 2000, respectively. The Company paid or was (refunded) income taxes of $3.4 million, $(344,545) and $165,000 in 2002, 2001 and 2000, respectively. The Preferred Stock dividends and the accretion of the Warrants are excluded from the statement of cash flows as non-cash transactions. The tax benefit for non-qualified stock options was excluded from the statement of cash flows as a non-cash transaction in 2000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

Name	Age	Positions
Lawrence H. Hayward	48	Chairman of the Board, President and Chief Executive Officer
Donald J. Anderson	42	Executive Vice President, Chief Financial Officer and Director
John M. Baumer	35	Director
John G. Danhakl	46	Director
Michael J. Fourticq	58	Director
Rick Carlson	38	Vice President, Logistics
Michael L. Hatch	49	Senior Vice President, Merchandising and Marketing
Marvin D. Schutz	53	Senior Vice President, Store Operations

Lawrence H. Hayward is Chairman of the Board of Directors, President and Chief Executive Officer. He joined the Company in January 2000 as President and Chief Executive Officer and assumed the additional role of Chairman of the Board in September 2000. Most recently, Mr. Hayward was the President of ABCO Desert Markets located in Phoenix, Arizona which is a division of Fleming Companies, one of the nation’s largest wholesale and retail food and general merchandise distributors. From 1995 until 1999, he served as President and Chief Executive Officer of Carr Gottstein Foods Co., Alaska’s largest food and drug retailer and wholesale provider. From 1990 to 1995, Mr. Hayward held other senior level positions at Buttrey Food and Drug Co. From 1981 until 1990 he served in various corporate positions at American Stores Company headquartered in Salt Lake City, Utah.

Donald J. Anderson is Executive Vice President, Chief Financial Officer and Director of the Company. He joined the Company in May 2000. Mr. Anderson has 26 years of experience in various retail industries. Most recently, Mr. Anderson was Senior Vice President and Chief Financial Officer of the Follett Higher Education Group, located in Oakbrook, Illinois, the nation’s largest operator of University bookstores. From 1995 until 1999, he served as Senior Vice President and Chief Financial Officer of Carr Gottstein Foods Co., Alaska’s largest food and drug retailer and wholesale provider. From 1990 to 1995, Mr. Anderson held various senior level positions at Buttrey Food and Drug Co. From 1977 to 1990, he served in various managerial positions with American Stores Company.

John M. Baumer became a director of the Company in November 2001. He has been an executive officer and equity owner of Leonard Green & Partners (“LGP”), a merchant-banking firm that manages Green Equity Investors II (“GEI”), since 1999. Mr. Baumer had previously been a Vice President at Donaldson, Lufkin & Jenrette Securities Corporation (“DLJ”), and had been with DLJ since 1995. Prior to joining DLJ, Mr. Baumer was at Fidelity Investments and Arthur Andersen. Mr. Baumer is also a director of Communications & Power Industries, Inc., Intercontinental Art, Inc., Petco Animal Supplies, Inc., Phoenix Scientific, Inc. and VCA Antech, Inc.

John G. Danhakl became a director of the Company in June 1997. He has been an executive officer and an equity owner of LGP, a merchant banking firm which manages GEI, since 1995. Mr. Danhakl had previously been a Managing Director at DLJ and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert Incorporated. Mr. Danhakl is also a director of Twinlab Corporation, Arden Group, Inc., Big 5 Sporting Goods Corp., Communications & Power Industries, Inc., Liberty Group Operating, Inc., Petco Animal Supplies, Inc., Phoenix Scientific, Inc., MEMC Electronic Materials, Inc., Diamond Triumph Auto Glass, Inc., and VCA Antech, Inc.

Michael J. Fourticq is a director of the Company. He also served as Chairman of the Board of Directors from May 1988 until January 2000. Between May 1988 and August 1992, he served as the Company’s Chief Executive Officer. From 1995 to 2001, Mr. Fourticq had been the Chairman and Chief Executive Officer of Brown Jordan International, a leading manufacturer of outdoor and casual furniture products. Since 1985 he has been the sole general partner of

Hancock Park Associates, which is the general partner and affiliate of several investment partnerships. Mr. Fourticq is the Chairman of Mikol Missile-Air, a director of WinsLoew Furniture and the Chairman of Fitness Holdings International.

Rick D. Carlson has been Vice President Logistics since February of 2000. Mr. Carlson has over 15 years of experience in the freight logistics and distribution industry. Most recently Mr. Carlson was the General Manager of the Alaska Division of Totem Ocean Trailer Express. From 1995 until 1999, he was the Director of Transportation and Freight Operations of Carr Gottstein Foods Co., Alaska’s largest food and drug retailer and wholesale provider. Prior to that time he held several management positions at Buttrey Food and Drug Co. From 1991 to 1995, he served in various managerial positions with PST Vans.

Michael L. Hatch has been Senior Vice President, Merchandising and Marketing of the Company since November 2000. Mr. Hatch has more than 28 years of experience in the retail industry. Most recently, Mr. Hatch was the President of ABCO Desert Markets which was a division of Fleming Companies. From 1996 to 1999 he was employed by Smiths Food and Drug where he held various positions including Senior Vice President and Southwest Manager and Vice President of Sales, Merchandising and Marketing. From 1970 to 1996, Mr. Hatch held various senior management positions at Smitty’s Super Valu, Inc. located in Phoenix, Arizona, which later merged with Smith’s Food and Drug.

Marvin D. Schutz has been Senior Vice President, Store Operations, since July 1999. From May 1997 through June 1999, he was Vice President of Store Operations. From October 1994 through May 1997, he was Director of Store Operations, Eastern Division. From 1982 through 1993 he held several management positions in specialty retail at Montgomery Ward as National Director of Operations and Training and Silo Inc. as Regional Sales Manager and Director of Operations.

All executive officers of the Company are chosen by the Board of Directors and serve at the Board’s discretion. No family relationships exist between any of the officers or directors of the Company.

Leslie’s, GEI, the members of HPA Group, Occidental Petroleum Corporation and the holders of certain management options are parties to a Stockholders Agreement. In the Stockholders Agreement, Michael Fourticq was given certain rights to be elected as a director of the Company.

On March 12, 1999, Green Equity Investors II, L.P. purchased all of the Preferred Stock from Occidental. Occidental retained warrants to purchase 519,258 shares of Common Stock.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth for the fiscal years ended September 28, 2002, September 29, 2001, and September 30, 2000, respectively, the compensation for services to the Company of the Chief Executive Officer and the four most highly compensated executive officers of the Company as of September 28, 2002.

	Year	Fiscal Year Compensation		Long-Term Compensation	All Other Compensation
		Salary ($)	Bonus ($)(1)	Stock Options (#)(2)	401(k) ($)(3)	Insurance/Other ($)(4)
Lawrence H. Hayward	2002	417,308	365,925	30,000	3,400	180
Chairman of the Board, President and Chief	2001	400,000	168,000	312,500	3,400	180
Executive Officer and Director	2000	300,000	345,852	—	3,400	—

Donald J. Anderson	2002	292,308	183,250	20,000	3,400	120
Executive Vice President,	2001	275,000	115,500	237,500	3,400	17,552	(5)
Chief Financial Officer and Director	2000	116,346	112,230	—	—	66,476	(5)

Rick D. Carlson	2002	137,804	51,731	10,000	3,400	108
Vice President,	2001	—	—	—	—	—
Logistics	2000	—	—	—	—	—

Michael L. Hatch	2002	186,292	81,817	10,000	2,250	180
Senior Vice President,	2001	153,785	50,781	87,500	2,250	118
Merchandising and Marketing	2000	—	—	—	—	—

Marvin D. Schutz	2002	179,779	78,792	10,000	3,400	451
Senior Vice President,	2001	175,000	55,125	110,000	3,400	60,606	(5)
Store Operations	2000	175,000	—	—	3,400	—

(1)
Bonuses are attributed to the year earned, and are paid out after the conclusion of the fiscal year. Bonuses were paid on a twelve-month basis for all of the fiscal years showing. Bonuses in 2000 to Mr. Hayward and Mr. Anderson were paid in accordance with the terms of their employment agreements.

(2)
All options were granted at their fair market value on the date of grant. 678,333 of the total options issued in 2001, were the reissue of options that had been previously cancelled pursuant to the Board’s option repricing resolution.

(3)	Represents expected Company matching contributions to individuals’ 401(k) accounts.
(4)	Represents premiums paid by the Company for life insurance not generally available to all Company employees.
(5)	Represents moving expenses paid in accordance with the terms of employment.

Option Plans

During 1997, the Company adopted a non-qualified common stock option plan (the “NQ Option Plan”) and an incentive common stock option plan (the “ISO Option Plan”) and reserved 417,995 shares and 1,369,730 shares, respectively, of Leslie’s common stock for issuance upon the exercise of options to be granted to certain employees of Leslie’s thereunder. Options to purchase Leslie’s common stock have been granted at an exercise price of $1.00 per share for options granted under the NQ Option Plan (“NQ Options”) and $2.00 per share in the case of options granted under the ISO Option Plan.

NQ Options vest immediately. However, Leslie’s (and in some instances GEI and certain members of the HPA Group) have a right (“Call Option”) to repurchase a portion of each NQ Option (and a portion of any shares of Leslie’s common stock issued upon the exercise of any NQ Option (“NQ Option Shares”)) upon the option holder or stockholder ceasing to provide services to Leslie’s. If the NQ Option holder’s service termination occurs prior to the first anniversary of the consummation of the Transactions, two-thirds of the NQ Option and two-thirds of any NQ Option Shares may be repurchased; if the termination occurs on or after the first anniversary and before the second anniversary, the Call Option applies to one-third of the NQ Options and NQ Option Shares; and the Call Option will not apply to any NQ Options or NQ Option Shares if termination occurs on or after the second anniversary of the consummation of the Transactions. NQ Options have a term of ten years and remain exercisable without regard to any termination of employment of the holder, subject to the exercise of the Call Option as described above.

Under the ISO Plan, as amended, ISO Options vest in one-third increments on the first, second and third anniversaries of the original grant date. Options intended to qualify as “incentive stock options” and options not intended to so qualify may be granted under the ISO Option Plan. Pursuant to law, options intended to qualify as “incentive stock options” are subject to limitations on aggregate amounts granted and must be issued to any holder of 10% or more of the issuer’s outstanding common stock at 110% of fair market value. Vested ISO Options may be exercised for 90 days post termination of employment, except in the case of the death of the option holder, in which case the vested portion may be exercised within twelve months from the date of termination. ISO Options have a term of ten years.

In November 1998, Leslie’s Board adopted its 1998 Incentive Stock Option Plan (the “1998 Plan”), and reserved 300,000 shares of nonvoting common stock for issuance thereunder. In January 2000, the Board approved an amendment to the Plan to increase the number of shares of nonvoting common stock issuable thereunder to 500,000 shares in the aggregate. Options to purchase Leslie’s nonvoting common stock have been granted at an exercise price of $2.00 per share.

On February 15, 2001, the Board of Directors approved a resolution to effectuate the “repricing” of options outstanding under the Company’s ISO Option Plan and the 1998 Plan. Under the program, 198,500 existing options were cancelled and holders thereof were entitled to receive new Options on a date which would be at least 6 months and a day from the date of cancellation, at a price equal to the then market value of the Company’s stock. The options cancelled had exercise prices that were higher than the Board’s view of the then current market price of the Company’s stock and had impaired the ability of such options to fulfill their purpose.

On February 15, 2001, the Board of Directors approved a resolution to amend the Corporation’s Certificate of Incorporation to effectuate a 5 for 1 stock split whereby each outstanding share of the Corporation’s common stock, par value $.001 per share, was converted into five shares of common stock. Following approval by the Corporation’s shareholders, the Charter Amendment was filed with the Delaware Secretary of State on February 22, 2001.

Option Grants in 2002

The following table sets forth the stock options granted to the Chief Executive Officer and the other executive officers of the Company, during the twelve months ended September 28, 2002, pursuant to the Company’s ISO Option Plan, NQ Option Plan, or 1998 Plan.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
	Options Granted(1)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date
					0%($)	5%($)	10% ($)
Lawrence H. Hayward	30,000	13.6%	$2.00	7/31/12	—	37,800	95,700
Donald J. Anderson	20,000	9.1%	$2.00	7/31/12	—	25,200	63,800
Rick D. Carlson	10,000	4.6%	$2.00	7/31/12	—	12,600	31,900
Michael L. Hatch	10,000	4.6%	$2.00	7/31/12	—	12,600	31,900
Marvin D. Schutz	10,000	4.6%	$2.00	7/31/12	—	12,600	31,900

(1)	Granted pursuant to ISO Option Plan, the NQ Option Plan and 1998 Stock Option Plan. Options granted on 7/31/02 vest over a three-year period.
(2)
Potential realizable value is based on an assumption that the stock price of the common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year option term. These numbers are calculated based on requirements promulgated by the Securities and Exchange Commission and do not reflect the Company’s estimate of future stock price growth.

Aggregated Option Exercises in 2002 and Fiscal Year-End Option Value

The following table sets forth the stock option exercises by the named executive officers during 2002. In addition, the table indicates the total number and value of exercisable and non-exercisable options held by each such officer as of September 28, 2002.

	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Unexercised Options at September 28, 2002		Value of Unexercised In-the-Money Options at September 28, 2002(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Lawrence Hayward	—	—	270,833	71,667	—	—
Donald J. Anderson	—	—	137,501	119,999	—	—
Rick D. Carlson	—	—	29,999	30,001	—	—
Michael L. Hatch	—	—	54,167	43,333	—	—
Marvin D. Schutz	—	—	99,444	20,556	—	—

(1)	Potential unrealized value is (i) the fair market value at September 28, 2002 ($2.00 per share) less the option exercise price times (ii) the number of shares.

Directors’ Compensation

Directors do not receive any compensation directly for their service on the Company’s Board of Directors. Pursuant to a Management Agreement dated June 11, 1997, Leslie’s pays LGP an annual fee for various management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analysis, negotiating and structuring financing and exploring expansion opportunities. The Management Agreement also provides that subject to certain approval requirements, either LGP or HPA may provide financial advisory or investment banking services for Leslie’s in connection with major financial transactions, and LGP or HPA will be paid a reasonable fee for such services. During 2002, Leslie’s paid LGP the annual fee in the amount of $244,800 plus out-of-pocket expenses of approximately $28,000. John M. Baumer and John D. Danhakl are members of the Company’s Board of Directors and are executive officers and equity owners of LGP.

Employment Agreements

Lawrence Hayward and Donald Anderson each entered into employment agreements with Leslie’s, dated as of January 1, 2000 and May 1, 2000, respectively. Each of the employment agreements contains non-solicitation and confidentiality covenants and provides that the executive is eligible to participate in Leslie’s benefit plans consistent with the benefits extended to the most senior of Leslie’s executives (including vacation, personal and sick leave, disability, medical and life insurance). Each of the employment agreements also provides that the executive will serve at the will of the Company’s Board of Directors.

Mr. Hayward’s employment agreement provides for a minimum base salary of $400,000 annually, plus a minimum guaranteed bonus of $150,000 for fiscal year 2000. In fiscal year 2002 and all successive years, Mr. Hayward’s bonus will be based solely upon the Company’s financial performance. If Leslie’s terminates Mr. Hayward’s employment for any reason other than Just Cause (as defined in the Agreement), Mr. Hayward will receive his base salary and benefits through the twelve-month period following termination, except that if Mr. Hayward becomes an employee, consultant or partner of a company which directly competes with Leslie’s, any such severance payments and benefits shall end as of the date Mr. Hayward’s relationship with the competing entity commenced. The benefits are also payable upon a sale of substantially all of the business or assets of the Company or a consolidation, merger or change of control of the Company (a “Change of Control”).

Mr. Anderson’s employment agreement provides for a minimum base salary of $275,000 annually, plus a minimum guaranteed bonus of $45,833 for fiscal year 2000 (representing the pro-rated period of his actual employment during fiscal year 2000). In fiscal year 2002 and all successive years, Mr. Anderson’s bonus will be based solely upon the Company’s financial performance. If Leslie’s terminates Mr. Anderson’s employment for any reason other than Just Cause (as defined in the Agreement), Mr. Anderson will receive his base salary and benefits through the twelve-month period following termination, except that if Mr. Anderson becomes an employee, consultant or partner of a company which directly competes with Leslie’s, any such severance payments and benefits shall end as of the date Mr. Anderson’s relationship with the competing entity commenced. The benefits are also payable upon a Change of Control (as defined above).

ITEM 12.	PRINCIPAL SHAREHOLDERS AND STOCK OWNERSHIP OF MANAGEMENT

The following table sets forth information as of September 28, 2002 with respect to (i) all persons known by the Company to be the beneficial owner of more than 5% of the Company’s common stock; (ii) all executive officers of the Company; (iii) all directors; and (iv) all directors and executive officers as a group. The address for the directors and executive officers is in care of the Company.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock(2)	Percentage of Shares Outstanding(2)
GEI(3)	6,058,429	62.8%
John M. Baumer(4)	6,058,429	62.8
John G. Danhakl(4)	6,058,429	62.8
Michael J. Fourticq(5)	724,075	7.5
Lawrence H. Hayward(6)	520,833	5.4
Donald J. Anderson(7)	387,501	4.0
Rick D. Carlson (8)	22,778	0.2
Michael L. Hatch(8)	79,167	0.8
Marvin D. Schutz(8)	99,444	1.0
Occidental(9)	519,258	5.4
All executive officers and directors as a group (8 persons)	7,867,227	81.9%

(1)
The address of Messrs. Fourticq, Hayward, Anderson, Carlson, Hatch, and Schutz is 3925 E. Broadway Road, Suite 100, Phoenix, Arizona 85040. The address of Occidental is 10889 Wilshire Boulevard, Los Angeles, California 90029. The address of GEI and Messrs. Baumer and Danhakl is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.

(2)
Computed based upon the total number of shares of Leslie’s common stock outstanding and the number of shares of Leslie’s common stock underlying warrants and options of that person exercisable within 60 days. In accordance with Rule 13(d)-3 of the Exchange Act, any Leslie’s common stock which is subject to warrants or options exercisable within 60 days is deemed to be outstanding for the purpose of computing the percentage of outstanding shares of Leslie’s common stock owned by the person holding such warrants or options, but is not deemed to be outstanding for the purpose of computing the percentage of outstanding shares of Leslie’s common stock owned by any other person.

(3)
GEI is a Delaware limited partnership managed by LGP, which is an affiliate of the general partner of GEI. Each of Messrs. Sokoloff, Nolan, Danhakl and Seiffer, either directly (whether through ownership interest or position) or through one of more intermediaries, may be deemed to control LGP and such general partner. LGP and such general partner may be deemed to control the voting and disposition of the shares of Leslie’s common stock owned by GEI. Accordingly, for certain purposes, Messrs. Green, Sokoloff, Nolan, Danhakl and Seiffer may be deemed to be beneficial owners of the shares of Leslie’s common stock held by GEI.

(4)	Includes the shares beneficially owned by GEI, of which Messrs. Baumer and Danhakl are associates.
(5)	Includes 24,880 shares subject to options exercisable within 60 days and 699,195 shares of Leslie’s common stock.
(6)	Includes 270,833 shares subject to options exercisable within 60 days and 250,000 shares of Leslie’s common stock.
(7)	Includes 137,501 shares subject to options exercisable within 60 days and 250,000 shares of Leslie’s common stock.
(8)	All such shares are subject to options exercisable within 60 days.
(9)	All such shares are obtainable upon the exercise of warrants.

Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,841,330	$1.77	3,093,232
Equity compensation plans not approved by security holders	—	—	—

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement

LGP, HPA and Leslie’s are parties to a Management Agreement dated June 11, 1997. The Management Agreement provides that Leslie’s will pay LGP an annual fee of $244,800 for ongoing management, consulting and financial services. In addition, subject to certain approval requirements, the Management Agreement provides that either LGP or HPA may provide financial advisory or investment banking services for Leslie’s in connection with major financial transactions, and LGP or HPA will be paid a reasonable fee for such services. The Management Agreement terminates on the earlier of the tenth anniversary of its execution or the date that LGP affiliates holds 25% or less of the shares of Leslie’s that they held on the date of the Management Agreement.

Occidental Contract

A wholly-owned subsidiary of Occidental has a long-standing relationship with the Company as a supplier of certain chemical chlorine compounds. A multi-year supply agreement terminated during 1997, and a new multi-year agreement was entered into between the parties on mutually satisfactory terms and conditions.

Stockholders Agreement

In connection with the Mergers, Leslie’s, GEI, the members of the HPA Group, Occidental, the holders of the Subscription Stock and members of management who received NQ Options or ISO Options entered into a Stockholders Agreement (the “Stockholders Agreement”). The Stockholders Agreement provides the Company and certain Stockholders certain rights to repurchase a portion of the NQ Options, NQ Shares and the Subscription Stock of certain other Stockholders upon their ceasing to provide services to the Company. The Stockholders Agreement generally restricts the transferability of securities of the Company (“Securities”) held by certain of the Stockholders and establishes a right of first refusal, in the event certain Stockholders seek to transfer any of their Securities to a third party, in favor of some other Stockholders. In addition, GEI has certain “drag-along” rights and if GEI desires to sell any Securities, other Stockholders have certain “tag-along” rights to participate in such sale. The Stockholders Agreement also grants demand registration rights to certain Stockholders and piggyback registration rights for all Stockholders. In the Stockholders Agreement, Mr. Fourticq has certain rights to be elected as a director of the Company.

Stock Repurchase and Promissory Note Agreements

On March 23, 2001, the Company individually, and Lawrence Hayward, President and CEO, Donald Anderson, Executive Vice President and CFO, and Green Equity Investors II, L.P., the (“Purchasers”) entered into two separate

Stock Purchase Agreements, the (“Agreements”) with Brian P. McDermott, (“McDermott”) the Company’s former President and CEO (the “McDermott Transactions”). Pursuant to the Agreements, the Company repurchased 277,775 shares of the Company’s voting common stock held by McDermott for an aggregate purchase price of $499,995 and the Purchasers acquired the remaining 554,985 shares of the Company’s voting common stock held by McDermott for an aggregate purchase price of $998,973. Also pursuant to the Agreements, (i) McDermott’s existing options were cancelled and of no further effect; (ii) McDermott resigned from his position as a director on the Board of Directors of the Company; and (iii) the Consulting Agreement, dated as of December 31, 1999, between McDermott and the Company was terminated.

As part of the McDermott Transactions, the Company entered into separate loan agreements with each of Mr. Hayward and Mr. Anderson, pursuant to which the Company loaned $225,000 to each of Hayward and Anderson, respectively, thereby providing a portion of the funds required for each of Anderson and Hayward to purchase the shares of the Company’s common stock sold by McDermott. Each Loan, together with all accrued interest, will be due and payable to the Company in full, on the earlier of: 1) the date which is 7th anniversary of the Note and 2) the termination of Borrower’s employment with the Company for any reason, other than a termination by the Company, and is secured by a portion of the shares being purchased by each of Hayward and Anderson, pursuant to Pledge Agreements executed concurrently by each of Hayward and Anderson. Additionally, the Company and Foothill Capital Corporation executed a first amendment to the existing Loan and Security Agreement to effectively permit the Company to make loans to employees in an aggregate amount not to exceed $500,000 at any time, compared to the previous limit of $250,000.

ITEM 14.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Office and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Office and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b) Changes in internal controls. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1),(2) The following financial statements and financial statement schedules are included herewith and are filed as part of this annual report.

Consolidated Balance Sheets—September 28, 2002 and September 29, 2001

Consolidated Statements of Operations—Years Ended September 28, 2002, September 29, 2001, and September 30, 2000

Consolidated Statements of Stockholders’ Equity (Deficit)—Years Ended September 28, 2002, September 29, 2001, and September 30, 2000

Consolidated Statements of Cash Flows— Years Ended September 28, 2002, September 29, 2001, and September 30, 2000

Notes to Consolidated Financial Statements

Reports of Independent Auditors

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

10.2
Warrant dated June 11, 1997 for the purchase of shares of common stock of the Company issued to Occidental Petroleum Corporation*Warrant dated March 12, 1999 for the purchase of shares of common stock of the Company issued to Occidental Petroleum Corporation*

10.3
Stockholders Agreement and Subscription Agreement dated as of June 11, 1997 among the Company and Green Equity Investors II, LP, Richard H. Hillman, Michael J. Fourticq, Greg Fourticq, Brian P. McDermott, the Trustees of the McDermott Family Trust, Occidental Petroleum Corporation and the Stockholders identified on the signature pages thereto*

10.4	NQ Option Plan and form of Agreement*

10.5	ISO Option Plan and form of Agreements*

10.6	Lease for Dallas Distribution Center*

10.7	Lease for Ontario Distribution Center*

10.8	Lease for Bridgeport Distribution Center*

10.9	Form of Director’s and Officer’s Indemnification Agreement dated as of June 11, 1997 between the Company and certain members of management*

10.10	Management Agreement dated as of June 11, 1997 between the Company and Leonard Green & Partners, LP*

10.11	Purchase Agreement dated June 6, 1997 between the Company and BT Securities Corporation*

10.12	Registration Rights Agreement dated as of June 11, 1997 by and between the Company and BT Securities Corporation*

10.13	1998 Nonvoting Stock Option Plan*

10.14	Employment agreement dated December 31, 1999 between the Company and Lawrence H. Hayward*

10.15	Employment Agreement dated May 1, 2000 between the Company and Donald J. Anderson*

10.16	Loan and Security Agreement June 22, 2000 among the Company and Foothill Capital Corporation*

10.17	Amendment Number One to Loan and Security Agreement*

10.18	Secured, Non-recourse Promissory Note and Pledge Agreement—Lawrence H. Hayward*

10.19	Secured, Non-recourse Promissory Note and Pledge Agreement—Donald J. Anderson*

21.1	Subsidiaries*

24.1	Power of Attorney (included on signature page)

*	Previously filed

(b)   Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on December 23, 2002.

LESLIE’S POOLMART, INC. (Registrant)

By:	/s/ DONALD J. ANDERSON
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

Signature	Capacity	Date

/s/ LAWRENCE H. HAYWARD Lawrence H. Hayward	Chairman of the Board of Directors, Chief Executive Officer and President	December 23, 2002

/s/ JOHN M. BAUMER John M. Baumer	Director	December 23, 2002

/s/ JOHN G. DANHAKL John G. Danhakl	Director	December 23, 2002

/s/ MICHAEL J. FOURTICQ Michael J. Fourticq	Director	December 23, 2002

/s/ DONALD J. ANDERSON Donald J. Anderson	Chief Financial Officer, Director and Principal Accounting Officer	December 23, 2002

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT
OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

I, Lawrence H. Hayward, certify that:

1.    I have reviewed this annual report on Form 10-K of Leslie’s Poolmart, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including us consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002	/s/ LAWRENCE H. HAYWARD
Lawrence H. Hayward Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT
OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

I, Donald L Anderson certify that:

1.    I have reviewed this annual report on Form 10-K of Leslie’s Poolmart, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including us consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002

/s/ DONALD J. ANDERSON
Donald J. Anderson Chief Financial Officer