Form 10-Q
period 2002-12-28
LESLIES POOLMART INC
filed 2003-02-11
CIK 866048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 28, 2002

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          The number of shares of the registrant’s Common Stock outstanding at February 11, 2003 was 7,080,438 shares.

LESLIE’S POOLMART, INC.
AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended December 28, 2002

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Leslie’s Poolmart, Inc.

Consolidated Balance Sheets

Amounts In Thousands, except share amounts

	December 28, 2002	September 28, 2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,620	$17,996
Accounts and other receivables, net	5,013	7,398
Inventories	66,651	55,540
Prepaid expenses and other current assets	1,548	1,235
Deferred tax assets	7,678	7,678

Total current assets	83,510	89,847

Property, plant and equipment, at cost, net of accumulated depreciation	40,487	42,744
Goodwill, net	7,564	7,564
Deferred financing costs, net	907	1,080
Other assets	466	529

Total assets	$132,934	$141,764

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,170	$19,572
Accrued expenses	24,294	27,402
Income taxes payable	2,125	8,225
Current maturities of long-term debt	—	14

Total current liabilities	50,589	55,213

Line of credit borrowings	3,923	—
Other long-term liabilities	3,459	2,121
Senior notes	90,000	90,000
Deferred tax liabilities	1,812	1,812

Total liabilities	149,783	149,146

Commitments and contingencies	—	—

Preferred Stock, $0.001 par value; Authorized – 2,000,000 shares;
Issued and outstanding – 45,616 Series A at December 28, 2002 and 45,517 Series A at September 28, 2002	45,616	45,517

Stockholders’ equity (deficit):
Common stock, $0.001 par value, Authorized 12,000,000 shares;
Issued and outstanding 7,065,438 shares at December 28, 2002 and September 28, 2002, respectively	1	1
Stock subscriptions receivable	(450)	(450)
Paid-in capital	(45,278)	(45,278)
Retained deficit	(16,738)	(7,172)

Total stockholders’ deficit	(62,465)	(52,899)

Total liabilities and stockholders’ equity (deficit)	$132,934	$141,764

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Operations

Amounts In Thousands

	13 Weeks Ended

	December 28, 2002	December 29, 2001

	(unaudited)	(unaudited)
Sales	$35,897	$30,882
Cost of merchandise and services sold, including warehousing and transportation expenses, and related occupancy costs	20,099	17,768

Gross profit	15,798	13,114

Selling, general and administrative expenses	26,499	25,103
Amortization of goodwill	—	62

Operating loss	(10,701)	(12,051)

Other (income) expense:
Interest expense	2,545	2,669
Interest income	(3)	(8)
Loss on disposal of fixed assets	111	31

Total other expense	2,653	2,692

Net loss before taxes	(13,354)	(14,743)

Income tax benefit	(5,226)	(5,749)

Net loss	(8,128)	(8,994)

Series A Preferred Stock dividends and accretion	1,438	1,273

Loss applicable to common stockholders	$(9,566)	$(10,267)

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Cash Flows

Amounts in Thousands

	13 Weeks Ended

	December 28, 2002	December 29, 2001

	(unaudited)	(unaudited)
Operating activities:
Net loss	$(8,128)	$(8,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,274	2,121
Amortization of loan fees and discounts	173	164
Allowance for doubtful accounts	93	10
Loss on disposition of assets	111	31
Changes in operating assets and liabilities
Accounts and other receivables	2,292	3,645
Inventories	(11,111)	(1,699)
Prepaid expenses and other current assets	(313)	(545)
Other assets	62	56
Accounts payable and accrued expenses	1,490	(8,449)
Income taxes	(6,100)	(5,764)

Net cash used in operating activities	(19,157)	(19,536)

Investing activities:
Purchase of property, plant and equipment	(131)	(828)
Proceeds from disposition of property, plant and equipment	3	14

Net cash used in investing activities	(128)	(814)

Financing activities:
Net line of credit borrowings	3,923	16,705
Payments of long-term debt	(14)	(18)
Proceeds from issuance of common stock, net	—	17

Net provided by financing activities	3,909	16,704

Net decrease in cash and cash equivalents	(15,376)	(3,646)

Cash and cash equivalents and beginning of period	17,996	6,768

Cash and cash equivalents at end of period	$2,620	$3,122

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements (unaudited)

(1)	Presentation and Financial Information

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended December 28, 2002 are not necessarily indicative of the results that may be expected for the year ended September 27, 2003.

     The balance sheet at December 28, 2002 has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Leslie’s Poolmart, Inc.’s annual report on Form 10-K for the year ended September 28, 2002.

(2)	Organization and Operation

     Leslie’s Poolmart, Inc. is a specialty retailer of swimming pool supplies and related products.  The Company markets its products under the trade name Leslie’s Swimming Pool Supplies through 411 retail stores in 33 states; a nationwide mail order catalog; and an Internet E-commerce capability.  The Company also repackages certain bulk chemical products for retail sale.  The Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending June and September.

(3)	Inventories

Inventories consists of the following:

Amounts in thousands	December 28, 2002	September 28, 2002

Raw materials and supplies	$825	$660
Finished goods	65,826	54,880

Total Inventories	$66,651	$55,540

(4)	Goodwill

     In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets, the Company applied the new rules on accounting for goodwill and other intangible assets deemed to have indefinite lives beginning on September 29, 2002.  The Company no longer amortizes its goodwill under SFAS No. 142 but will be subjected to periodic assessments for impairment.  The unamortized balance of goodwill at December 28, 2002 was $7.6 million.  Amortization expense of $62,000 was included in the consolidated statements of operations for the 13 weeks ended December 29, 2001.

(5)	Stock Based Compensation

     The Company has adopted the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” which amends SFAS No. 123 “ Accounting for Stock-Based Compensation”.  The Company has adopted the disclosure only provision of SFAS No. 123 and accordingly recognizes no compensation expense for employee stock option grants.  Had compensation expense for these plans been determined consistent with SFAS No. 123, the Company losses would have increased by $15,000 for each of the 13 weeks ended December 28, 2002 and December 29, 2001, respectively.

Leslie’s Poolmart, Inc.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The Private Securities Litigation Reform Act of 1995 provides a ‘‘safe harbor’’ for forward-looking statements. Certain information included in this document (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to domestic economic conditions, activities of competitors, seasonality changes in federal or state tax laws and of the administration of such laws and the general condition of the economy.

          This discussion and analysis of our financial condition and results of operations, should be read in conjunction with our unaudited consolidated financial statements and disclosures included elsewhere in this report, and management’s discussion and analysis of financial condition and results of operations included as part of Form 10-K for the year 2002.

General

          Leslie’s Poolmart, Inc. is the leading specialty retailer of swimming pool supplies and related products in the United States.  The Company currently markets its products through 411 Company-owned retail stores in 33 states; a nationwide mail order catalog; and an Internet E-commerce capability.  Leslie’s is vertically integrated, operating a chemical repackaging facility in Ontario, California. It supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Bridgeport, New Jersey; and Covington, Kentucky.

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

Results of Operations

13 Weeks Ended December 28, 2002 Compared to 13 Weeks Ended December 29, 2001

          Net Sales.  Net sales for the 13 weeks ended December 28, 2002 were $35.9 million compared to $30.9 million for the 13 weeks ended December 29, 2001.  The 16.2% increase was due primarily to improved comparable store sales as well as to the increased store count as compared to the prior year.  Retail comparable store sales for the 13 weeks of fiscal 2003, increased 13.7% from the 13 weeks in fiscal 2002.

          Gross Profit.  Gross profit for the 13 weeks ended December 28, 2002 was $15.8 million compared to $13.1 million for the 13 weeks ended December 29, 2001.   As a percentage of sales, gross profit was 44.0% for the 13 weeks of fiscal 2003 compared to 42.5% for the 13 weeks of fiscal 2002.  Gross profit as a percentage of sales for the 13 weeks 2002 increased due to lower acquisition costs and reductions in distribution expenses as compared to the prior year.

          Operating and Administrative Expenses.  Operating and administrative expenses for the 13 weeks ended December 28, 2002, were $26.5 million as compared to $25.2 million for the 13 weeks ended December 29, 2001.  Operating and administrative expenses as a percentage of sales were 73.8% for the 13 weeks ended December 28, 2002 compared to 81.5% for the 13 ended December 29, 2001.  The increase in operating expenses was due primarily to the costs associated with the increased store count as compared to the prior year.

          Operating Loss.  Operating loss for the 13 weeks ended December 28, 2002 was reduced $1.4 million from a $12.1 million loss for the 13 weeks ended December 29, 2001.  The improvement in the quarter was primarily due to increases in sales and the improvement in gross margin dollars.

          Interest Expense.  Net interest expense was $2.5 million for the 13 weeks ended December 28, 2002 compared to $2.7 million for the 13 weeks ended December 29, 2001.  The decrease in interest expense was due primarily to lower average debt balances and interest rates in the quarter.

          Income Taxes.  The Company’s income tax benefit for the 13 weeks ended December 28, 2002 was $5.2 million as compared to a $5.7 million benefit for the 13 weeks ended December 29, 2001.

          EBITDA.  The EBITDA loss for the 13 weeks ended December 28, 2002 was $8.4 million, versus an EBITDA loss of $9.9 million for the 13 weeks ended December 29, 2001.

EBITDA(1) is determined as follows:

Amounts in thousands	December 28, 2002	December 29, 2001

Net loss	$(8,128)	$(8,994)
Depreciation	2,274	2,059
Amortization	—	62
Interest expense, net	2,542	2,661
Loss on disposition of assets	111	31
Income tax benefit	(5,226)	(5,749)

EBITDA loss	$(8,427)	$(9,930)

(1)

EBITDA is defined as earnings before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets.  EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States (GAAP), but is used by some investors to determine a company’s ability to service or incur indebtedness.  EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.  EBITDA should not be construed as an indicator of a company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data all of which are prepared in accordance with GAAP.  We have presented.  EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations.  EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

Financial Condition, Liquidity and Capital Resources

          Changes in Financial Condition.  Between September 28, 2002 and December 28, 2002, total current assets decreased $6.3 million as the result of reductions in cash and accounts receivable which were somewhat offset by the increase in inventory during the period.

          During the same period, current liabilities decreased $4.6 million due primarily to reductions in, accrued expenses and income tax liabilities. The change in accounts payable and accrued expenses reflects the timing of payments between periods while the reduced income tax liability reflects the accrued tax benefit associated with the quarterly operating loss.

          Liquidity and Capital Resources.  Net cash used by operating activities was $19.2 million for the 13 weeks ended December 28, 2002 compared to net cash used by operating activities of $19.5 million for the same period in the prior year.  The change in the 13 weeks ended December 28, 2002 compared to the same period in 2001 was due primarily to the reduction in net loss.

          Capital expenditures for the 13 weeks ended December 28, 2002 were $0.1 million.  Capital expenditures are expected to range between $8.0 and $10.0 million for fiscal 2003.  It is anticipated the balance of 2003 capital expenditures will be funded out of cash provided by operations and borrowings under the working capital revolver.

          Net cash provided by financing activities for the 13 weeks ended December 28, 2002 was $3.9 million as compared to $16.7 million in the prior year.  Funds borrowed under the revolving credit portion of the Company’s credit facility are restricted to working capital and general corporate purposes.  The level of borrowings under the Company’s revolving debt is dependent primarily upon cash flows from operations, the timing of disbursements, long-term borrowing activity and capital expenditure requirements.

          The Company believes its internally generated funds, as well as its borrowing capacity, are adequate to meet its working capital needs, maturing obligations and capital expenditure requirements, including those relating to the opening of new stores and the relocation of the corporate office.

Item 4.  Controls and Procedures.

          Our Principal Executive Officer and Principal Accounting Officer reviewed our disclosure controls and procedures during the last 90 days. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information related to the Company (including our consolidated subsidiaries) that is required to be included in our periodic SEC filings.  There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

          We are and may continue to be a party to various lawsuits and arbitrations from time to time.  As of December 28, 2002, we were not a party to any legal proceedings that we believe are likely to have a material effect on our business.

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

Date: February 11, 2003

By:	/s/ DONALD J. ANDERSON

Donald J. Anderson
Executive Vice-President and
Chief Financial Officer

Date: February 11, 2003

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

I, Lawrence H. Hayward, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Leslie’s Poolmart, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including us consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003	By:
/s/ LAWRENCE H. HAYWARD

Lawrence H. Hayward
President and
Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

I, Donald J. Anderson certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Leslie’s Poolmart, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including us consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003	By:
/s/ DONALD J. ANDERSON

Donald J. Anderson
Executive Vice-President and
Chief Financial Officer