Form 10-Q
period 2003-03-29
LESLIES POOLMART INC
filed 2003-05-13
CIK 866048

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                         ______________________________

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 29, 2003

                                       or

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

                                          Yes [_] No [x]

     The number of shares of the registrant's Common Stock outstanding at May 13, 2003 was 7,080,438 shares.

================================================================================

                             LESLIE'S POOLMART, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

                  For the Quarterly Period Ended March 29, 2003

                                      INDEX

Part I.  Financial Information

                                                                                               Page
                                                                                               ----
     Item 1.  Financial Statements

              Consolidated Balance Sheets as of
              March 29, 2003 (unaudited) and September 28, 2002                                   1

              Consolidated Statements of Operations for the 13 weeks and 26 weeks
              Ended March 29, 2003 (unaudited) and March 30, 2002 (unaudited)                     2

              Consolidated Statements of Cash Flows for the 26 weeks ended
              March 29, 2003 (unaudited) and March 30, 2002 (unaudited)                           3

              Notes to Consolidated Financial Statements (unaudited)                              4

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                           6

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                          9

     Item 4.  Controls and Procedures                                                             9

Part II.  Other Information                                                                      10

     Item 1. Legal Proceedings                                                                   10

Signatures                                                                                       10

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
Leslie's Poolmart, Inc.

Consolidated Balance Sheets
----------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------------
                                                                                 March 29,         September 28,
                                                                                   2003               2002
----------------------------------------------------------------------------------------------------------------
Assets                                                                          (unaudited)
Current assets:
         Cash and cash equivalents                                               $    6,170         $   17,996
         Accounts and other receivables, net                                          5,483              7,398
         Inventories                                                                 87,931             55,540
         Prepaid expenses and other current assets                                    2,637              1,235
         Deferred tax assets                                                         11,681              7,678
----------------------------------------------------------------------------------------------------------------
                  Total current assets                                              113,902             89,847

Property, plant and equipment, at cost, net of accumulated depreciation              40,674             42,744
Goodwill, net                                                                         7,564              7,564
Deferred financing costs, net                                                           734              1,080
Other assets                                                                            463                529
----------------------------------------------------------------------------------------------------------------
         Total assets                                                            $  163,337         $  141,764
================================================================================================================

Liabilities and Stockholders' Equity
Current liabilities:
         Accounts payable                                                        $   51,281         $   19,572
         Accrued expenses                                                            22,926             27,402
         Income taxes payable                                                             -              8,225
         Current maturities of long-term debt                                             -                 14
----------------------------------------------------------------------------------------------------------------
                  Total current liabilities                                          74,207             55,213

Line of credit borrowings                                                            19,000                  -
Other long-term liabilities                                                           4,909              2,121
Senior notes                                                                         90,000             90,000
Deferred tax liabilities                                                              1,812              1,812
----------------------------------------------------------------------------------------------------------------
         Total liabilities                                                          189,928            149,146
----------------------------------------------------------------------------------------------------------------

Commitments and contingencies                                                             -                  -

Preferred Stock, $0.001 par value; Authorized - 2,000,000 shares;
         Issued and outstanding - 45,716 Series A at March 29, 2003
         and 45,517 Series A at September 28, 2002                                   45,716             45,517

Stockholders' equity (deficit):
         Common stock, $0.001 par value, Authorized 12,000,000 shares
         Issued and outstanding 7,080,438 shares at March 29, 2003 and
         7,065,438 shares at September 28, 2002                                           1                  1
         Stock subscriptions receivable                                                (450)              (450)
         Paid-in capital                                                            (45,247)           (45,278)
         Retained deficit                                                           (26,611)            (7,172)
----------------------------------------------------------------------------------------------------------------
                  Total stockholders' deficit                                       (72,307)           (52,899)
----------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity (deficit)                             $  163,337         $  141,764
================================================================================================================

See accompanying notes to consolidated financial statements.

Leslie's Poolmart, Inc.

Consolidated Statements of Operations
-------------------------------------------------------------------------------------------------------------------
(Dollar Amounts In Thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                   13 Weeks Ended               26 Weeks Ended
                                                              ------------------------     ------------------------
                                                               March 29,     March 30,      March 29,    March 30,
                                                                 2003          2002           2003        2002
-------------------------------------------------------------------------------------------------------------------
                                                                     (unaudited)                  (unaudited)
Sales                                                         $   35,554    $   34,258     $   71,451   $   65,140
Cost of merchandise sold and services sold,
   including warehousing and transportation expenses              19,244        19,324         39,343       37,092
-------------------------------------------------------------------------------------------------------------------
Gross profit                                                      16,310        14,934         32,108       28,048

Selling, general and administrative expenses                      27,218        28,270         53,717       53,373
Amortization of goodwill                                               -           119              -          181
-------------------------------------------------------------------------------------------------------------------
Operating loss                                                   (10,908)      (13,455)       (21,609)     (25,506)

Other expenses/(income):
         Interest expense                                          2,689         2,782          5,234        5,451
         Interest income                                             (13)           (3)           (16)         (11)
             Other expense                                           101           339            212          370
-------------------------------------------------------------------------------------------------------------------
Total other expense                                                2,777         3,118          5,430        5,810
-------------------------------------------------------------------------------------------------------------------

Net loss before taxes                                            (13,685)      (16,573)       (27,039)     (31,316)

Income tax benefit                                                (5,362)       (6,476)       (10,588)     (12,225)
-------------------------------------------------------------------------------------------------------------------

Net loss                                                          (8,323)      (10,097)       (16,451)     (19,091)

Series A Preferred Stock dividends and accretion                  (1,550)       (1,319)        (2,988)      (2,592)
-------------------------------------------------------------------------------------------------------------------

Loss applicable to common shareholders                        $   (9,873)   $  (11,416)    $  (19,439)  $  (21,683)
===================================================================================================================

See accompanying notes to consolidated financial statements.

Leslie's Poolmart, Inc.

Consolidated Statements of Cash Flows
---------------------------------------------------------------------------------------------------------
(Dollar Amounts in Thousands)
---------------------------------------------------------------------------------------------------------
                                                                                     26 Weeks Ended
                                                                                 March 29,      March 30,
                                                                                   2003           2002
---------------------------------------------------------------------------------------------------------
                                                                               (unaudited)    (unaudited)
Operating activities:
       Net loss                                                                 $ (16,451)     $ (19,091)
       Adjustments to reconcile net loss to net cash used in
         operating activities:
           Depreciation and amortization                                            4,559          4,176
           Amortization of loan fees and discounts                                    346            326
           Allowance for (recovery of) doubtful accounts                              184             (3)
           Loss on disposition of assets                                              212            369
           Deferred income taxes                                                   (4,003)        (6,241)
       Changes in operating assets and liabilities
           Accounts and other receivables                                           1,731          3,626
           Inventories                                                            (32,391)       (23,752)
           Prepaid expenses and other current assets                               (1,402)          (336)
           Other assets                                                                66              6
           Accounts payable and accrued expenses                                   27,233         20,899
           Income taxes payable                                                    (8,225)        (5,999)
---------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                                      (28,141)       (26,020)
---------------------------------------------------------------------------------------------------------

Investing activities:
           Purchase of property, plant and equipment                               (2,704)        (4,383)
           Proceeds from disposition of property, plant and equipment                   3             12
---------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                       (2,701)        (4,371)
---------------------------------------------------------------------------------------------------------

Financing activities:
           Net line of credit borrowings                                           19,000         33,496
           Payments of long-term debt                                                 (14)           (22)
           Proceeds from issuance of common stock, net                                 30             17
---------------------------------------------------------------------------------------------------------
       Net provided by financing activities                                        19,016         33,491
---------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                              (11,826)         3,100

Cash and cash equivalents and beginning of period                                  17,996          6,768
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $   6,170      $   9,868
=========================================================================================================

See accompanying notes to consolidated financial statements.

Leslie's Poolmart, Inc.

Notes to Consolidated Financial Statements (unaudited)

(1)  Presentation and Financial Information

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 29, 2003 are not necessarily indicative of the results that may be expected for the year ended September 27, 2003.

         The balance sheet at March 29, 2003 has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in Leslie's Poolmart, Inc.'s annual report on Form 10-K for the year ended September 28, 2002.

(2)  Organization and Operation

         Leslie's Poolmart, Inc. is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie's Swimming Pool Supplies through 413 retail stores in 33 states; a nationwide mail order catalog; and an Internet E-commerce capability. The Company also repackages certain bulk chemical products for retail sale. The Company's business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending June and September.

(3)  Inventories

         Inventories consists of the following:

                                                March 29,        September 28,
           Amounts in thousands                   2003               2002
           -------------------------------------------------------------------

           Raw materials and supplies           $   2,005          $       660
           Finished goods                          85,926               54,880
           -------------------------------------------------------------------

                Total Inventories               $  87,931          $    55,540
           ===================================================================

(4)  Goodwill

         In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets, the Company applied the new rules on accounting for goodwill and other intangible assets deemed to have indefinite lives beginning on September 29, 2002. The Company no longer amortizes its goodwill under SFAS No. 142 but will be subjected to periodic assessments for impairment. The Company completed an asset impairment test at adoption and noted no indications of impairment. The unamortized balance of goodwill at March 29, 2003 was $7.6 million. Amortization expense of $119,000 and $181,000 was included in the consolidated statements of operations for the 13 and 26 weeks ended March 30, 2002, respectively.

(5)  Stock Based Compensation

         The Company has adopted the provisions of SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends SFAS No. 123 " Accounting for Stock-Based Compensation". The Company has adopted the disclosure only provision of SFAS No. 123 and accordingly recognizes no compensation expense for employee stock option grants. Had compensation expense for these plans been determined consistent with SFAS No. 123, the Company losses would have increased by $15,000 and $30,000 for each of the 13 and 26 weeks ended March 29, 2003 and March 30, 2002, respectively.

(6)  Recent Accounting Pronouncements

         Effective November 21, 2002, The Emerging Issues Task Force "EITF" issued EITF 02-16, "Accounting by a Customer (including a reseller) for certain consideration received from a vendor". The release provides guidance on certain issues, including (1) the criteria for vendor consideration to be accounted for as a cost reimbursement, (2) the income statement recognition for consideration received from a vendor that is classified as a reduction of cost of sales, (3) what is considered stand-alone value requiring classification of vendor payments as revenue, and ()4 transition and other issues. The adoption of this standard did not have a material impact on the operations or financial position of the Company.

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

        This discussion and analysis of our financial condition and results of operations, should be read in conjunction with our unaudited consolidated financial statements and disclosures included elsewhere in this report, and management's discussion and analysis of financial condition and results of operations included as part of Form 10-K for the year 2002.

General

        Leslie's Poolmart, Inc. is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company currently markets its products through 413 Company-owned retail stores in 33 states; a nationwide mail order catalog; and an Internet E-commerce capability. Leslie's is vertically integrated, operating a chemical repackaging facility in Ontario, California. It supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Bridgeport, New Jersey; and Covington, Kentucky.

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

Results of Operations

        Net Sales. Net sales for the 13 weeks ended March 29, 2003 were $35.6 million compared to $34.3 million for the 13 weeks ended March 30, 2002. The 3.8% increase was due to in part to an increase of 6 new stores opened as compared to the prior year and in part to increases in the Company's comparable store sales. Year-to-date sales were $71.5 million as compared to $65.1 million in the prior year. Retail comparable store sales for the 13 weeks and 26 six weeks of fiscal 2002, increased 2.5% and 7.8%, respectively as compared to the prior year sales. The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a measure of financial performance under accounting principles generally accepted in the United States (GAAP). Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

     Gross Profit. Gross profit for the 13 weeks ended March 29, 2003 was $16.3 million compared to $14.9 million for the 13 weeks ended March 30, 2002. As a percentage of sales, gross profit was 45.9% for the 13 weeks of fiscal 2003 compared to 43.6% for the 13 weeks of fiscal 2002. Gross profit improved due to the increased sales, reductions in distribution expenses and improvements in product acquisition costs. For the 26 weeks ended March 29, 2003, gross profit was $32.1 million as compared to $28.0 million in the prior year. As a percentage of sales, gross profit was 44.9% as compared to 43.1% in the prior year. This improvement was due to reductions in distribution expenses as a percent of sales and improvements in product acquisition costs and reduced inventory shrink.

     Operating and Administrative Expense. Operating and administrative expense for the 13 weeks ended March 29, 2003, were $27.2 million compared to $28.4 million for the 13 weeks ended March 30, 2002. Operating and administrative expenses as a percentage of sales were 76.6% for the 13 weeks ended March 29, 2003 compared to 82.9% for the 13 weeks ended March 30, 2002. Operating expenses for the 2003 second quarter decreased as compared to the 2002 quarter primarily due to the expense recorded in the prior year for defending a purported class action lawsuit that was settled, plus effective expense controls during the current quarter. Operating expenses were $53.7 million compared to $53.6 million for the 26 weeks ended March 30, 2002.

     Operating Loss. Operating loss for the 13 weeks ended March 29, 2003 decreased by $2.5 million from a $13.5 million loss during the 13 weeks ended March 30, 2002. The operating loss decreased due to improvements in gross margin, effective expense controls and the reduction in expenses due to the settlement costs of a purported class action lawsuit that was settled in the prior year. Operating loss for the 26 weeks ended March 29, 2003, was reduced $3.9 million as compared to a $25.5 million loss in the first half of last year. The operating loss improved due to the improved sales and gross margin and the reduction in expenses due to the settlement of the purported class action lawsuit in the prior year.

     Other Income and Expense. Net interest expense was $2.7 million for the 13 weeks ended March 29, 2003 compared to $2.8 million for the 13 weeks ended March 30, 2002. The decrease in interest expense was due primarily to lower average debt balances in the quarter and more favorable interest rates. For the 26 weeks ended March 29, 2003, net interest expense was $5.2 million as compared to $5.5 million in the prior year.

     Income Taxes. The Company's income tax benefit for the 13 weeks ended March 29, 2003 was $5.4 million, or an effective tax rate of 39.2% as compared to a $6.5 million benefit, or an effective tax rate of 39.1% for the 13 weeks ended March 30, 2002. For the 26 weeks ended March 29, 2003, the income tax benefit was $10.6 million, or an effective tax rate of 39.2% as compared to $12.2 million, or an effective tax rate of 39.0% in the prior year.

     Adjusted EBITDA. The adjusted EBITDA loss for the 13 weeks ended March 29, 2003 was $8.6 million versus an adjusted EBITDA loss of $9.8 million, for the 13 weeks ended March 30, 2002. For the 26 weeks ended March 29, 2003, the adjusted EBITDA loss was reduced by $2.7 million as compared to a loss of $19.8 million in the prior year.

Adjusted EBITDA is determined as follows /(1)/:

   ----------------------------------------------------------------------------------------------------------
                                             13 Weeks Ended                          26 Weeks Ended
   ----------------------------------------------------------------------------------------------------------
                                       March 29,         March 30,            March 29,          March 30,
   Amounts in thousands                  2003               2002                 2003              2002
   ----------------------------------------------------------------------------------------------------------
   Net loss as reported                 $   (8,323)        $ (10,097)           $ (16,451)        $ (19,091)
   Depreciation                              2,285             2,009                4,559             4,068
   Amortization                                  -               119                    -               181
   Interest expense, net                     2,676             2,779                5,218             5,440
   Loss on disposition of assets               101               339                  212               369
   Income tax benefit                       (5,362)           (6,476)             (10,588)          (12,225)
   Legal Settlement /(2)/                        -             1,500                    -             1,500
   ----------------------------------------------------------------------------------------------------------

        Adjusted EBITDA loss            $   (8,623)        $  (9,827)           $ (17,050)        $ (19,758)
   ==========================================================================================================

/(1)/ Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, and unusual charges. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States (GAAP), but is used by some investors to determine a company's ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company's operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data all of which are prepared in accordance with GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations and presents a better measure of liquidity for those charges that are not anticipated to be incurred in the future. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

/(2)/ During the 2/nd/ quarter of 2002, the Company recorded the expense of defending a purported class action lawsuit that was settled in August of 2002.

      Financial Condition, Liquidity and Capital Resources

           Changes in Financial Condition. Between September 29, 2002 and March 29, 2003, total current assets increased by $24.1 million primarily as the result of increases in inventory of $32.4 million partially offset by decreases in cash and cash equivalents which were reduced by $11.8 million during this period. Inventory normally increases during this time frame to accommodate the necessary building of inventory as the Company prepares for its peak selling season.

           During the same period, current liabilities increased $19.0 million due primarily to an increase in accounts payable of $31.7 million partially offset by a $8.2 million decrease in current income tax liabilities. The change in accounts payable reflects the timing of payments between periods while the reduced income tax liability reflects the accrued tax benefit associated with the quarterly operating loss.

           Liquidity and Capital Resources. Net cash used by operating activities was $28.1 million for the 26 weeks ended March 29, 2003 compared to net cash used by operating activities of $26.0 million for the same period in the prior year. The change in the 26 weeks ended March 29, 2003 compared to the same period in 2002 was due primarily to larger increases in inventory offset by increases in accounts payable and the improved net loss.

           Capital expenditures for the 26 weeks ended March 29, 2003 were $2.7 million. Capital expenditures are expected to range between $8.0 and $10.0 million for fiscal 2003, primarily for the purpose of opening new stores. It is anticipated that the balance of 2003 capital expenditures will be funded out of cash provided by operations and borrowings under the credit facility.

           Net cash provided by financing activities for the 26 weeks ended March 29, 2003 was $19.0 million. Funds borrowed under the revolving credit portion of the Company's credit facility are restricted to working capital and general corporate purposes, which includes capital expenditures. The level of borrowings under the Company's credit facility is dependent primarily upon cash flows from operations, the timing of disbursements, long-term borrowing activity and capital expenditure requirements.

           The Company believes its internally generated funds, as well as its borrowing capacity, are adequate to meet its working capital needs, maturing obligations and capital expenditure requirements, including those relating to the opening of new stores and the relocation of the corporate office.

      Item 3. Quantitative and Qualitative Disclosures About Market Risk

           The Company's Loan and Security Agreement carries interest rate risk. Amounts borrowed under this Agreement bear interest at either Libor plus 1.5%, or at the Company's choice, the lender's reference rate. Should the lenders' base rate change, the Company's interest expense will increase or decrease accordingly. At the end of the second quarter, $19.0 million was outstanding under this facility.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are and may continue to be a party to various lawsuits and arbitrations from time to time. As of March 29, 2003, we were not a party to any legal proceedings that we believe are likely to have a material effect on our business.

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               LESLIE'S POOLMART, INC.

                               By:   /s/ Lawrence H. Hayward
                                   ---------------------------------------
                                     Lawrence H. Hayward
                                     President and
                                     Chief Executive Officer

                               Date:  May 13, 2003

                               By:   /s/ Donald J. Anderson
                                   ---------------------------------------
                                     Donald J. Anderson
                                     Executive Vice-President and
                                     Chief Financial Officer

                               Date:  May 13, 2003

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

     I, Lawrence H. Hayward, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Leslie's Poolmart, Inc.;

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

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003

                                              By:   /s/  Lawrence H. Hayward
                                                  ------------------------------
                                                    Lawrence H. Hayward
                                                    President and
                                                    Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

     I,  Donald J. Anderson certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Leslie's Poolmart, Inc.;

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

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

                                              By:   /s/ Donald J. Anderson
                                                  ------------------------------
                                                    Donald J. Anderson
                                                    Executive Vice-President and
                                                    Chief Financial Officer