Form 10-Q
period 2003-06-28
LESLIES POOLMART INC
filed 2003-08-12
CIK 866048

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Quarterly Period Ended June 28, 2003

                                       or

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

     The number of shares of the registrant's Common Stock outstanding at August 8, 2003 was 7,080,438 shares.

================================================================================

                             LESLIE'S POOLMART, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

                  For the Quarterly Period Ended June 28, 2003

                                      INDEX

Part I.  Financial Information

                                                                                              Page
                                                                                              ----
      Item 1.   Financial Statements

                Consolidated Balance Sheets as of

                June 28, 2003 (unaudited) and September 28, 2002                                1

                Consolidated Statements of Operations for the 13 weeks and 39 weeks
                Ended June 28, 2003 (unaudited) and June 29, 2002 (unaudited)                   2

                Consolidated Statements of Cash Flows for the 39 weeks ended
                June 28, 2003 (unaudited) and June 29, 2002 (unaudited)                         3

                Notes to Consolidated Financial Statements (unaudited)                          4

      Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                       7

      Item 3.   Quantitative and Qualitative Disclosures about Market Risk                     10

      Item 4.   Controls and Procedures                                                        10

Part II.  Other Information                                                                    11

      Item 1.   Legal Proceedings                                                              11

Signatures                                                                                     11

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
Leslie's Poolmart, Inc.

Consolidated Balance Sheets
-----------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                         June 28,          September 28,
                                                                                           2003                  2002
-----------------------------------------------------------------------------------------------------------------------------
                                      ASSETS                                            (unaudited)          (Note 1)
Current assets:
         Cash and cash equivalents                                                       $    17,273         $     17,996
         Accounts receivable, net                                                              8,084                7,398
         Inventories                                                                          76,197               55,540
         Prepaid expenses and other current assets                                             2,834                1,235
         Deferred tax assets                                                                   7,678                7,678
-----------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                         112,066               89,847

Property, plant and equipment, at cost, net of accumulated depreciation                       41,961               42,744
Goodwill, net                                                                                  7,564                7,564
Intangible assets, net of accumulated amortization                                             2,077                1,080
Other assets                                                                                     465                  529
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                             $   164,133         $    141,764
=============================================================================================================================

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
         Accounts payable                                                                $    44,892         $     19,572
         Accrued expenses                                                                     28,126               27,402
         Income taxes payable                                                                  3,647                8,225
         Current maturities of long-term debt                                                      -                   14
-----------------------------------------------------------------------------------------------------------------------------
                  Total current liabilities                                                   76,665               55,213

Other long term liabilities                                                                    6,383                2,121
Senior notes                                                                                  90,000               90,000
Deferred tax liabilities                                                                       1,812                1,812
-----------------------------------------------------------------------------------------------------------------------------
                  Total liabilities                                                          174,860              149,146
-----------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies                                                                      -                    -

Preferredstock, $0.001 par value; authorized - 2,000,000 shares;
         Issued and outstanding - 45,815 Series A at June 28, 2003 and
         45,517 Series A at September 28, 2002                                                45,815               45,517

Shareholder's equity (deficit):

         Common stock, $0.001 par value, authorized 12,000,000 shares,
           Issued and outstanding 7,080,438 shares at June 28, 2003
           and 7,065,438 at September 28, 2002, respectively                                       1                    1
         Stock subscriptions receivable                                                         (450)                (450)
         Paid-in capital                                                                     (45,247)             (45,278)
         Retained deficit                                                                    (10,846)              (7,172)
-----------------------------------------------------------------------------------------------------------------------------
Total stockholders' deficit                                                                  (56,542)             (52,899)
-----------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity (deficit)                                     $   164,133         $     141,764
=============================================================================================================================

See accompanying notes to consolidated financial statements.

Leslie's Poolmart, Inc.

Consolidated Statements of Operations
-----------------------------------------------------------------------------------------------------------------------------
Amounts In Thousands
-----------------------------------------------------------------------------------------------------------------------------
                                                                      13 Weeks Ended                    39 Weeks Ended
                                                                ---------------------------      ----------------------------
                                                                  June 28,        June 29,         June 28,        June 29,
                                                                    2003            2002                2003         2002
-----------------------------------------------------------------------------------------------------------------------------
                                                                        (unaudited)                       (unaudited)

Sales                                                          $    139,026   $    140,627      $   210,477     $   205,767
Cost of merchandise sold and services sold,
   including warehousing and transportation expenses                 70,051         72,572          109,394         109,664
-----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                         68,975         68,055          101,083          96,103

Selling, general and administrative expenses                         37,430         36,793           91,147          90,166
Amortization of goodwill                                                  -             69                -             250
-----------------------------------------------------------------------------------------------------------------------------
Operating income                                                     31,545          31,193            9,936           5,687

Other expenses/(income):

         Interest expense                                             2,625          2,714            7,859           8,165
         Debt restructuring expense                                     338              -              338               -
         Interest income                                                (12)           (3)              (28)            (14)
             Other expense                                               68              216            280             586
-----------------------------------------------------------------------------------------------------------------------------
Total other expense                                                   3,019          2,927            8,449           8,737
-----------------------------------------------------------------------------------------------------------------------------

Net income/(loss) before taxes                                        28,526         28,266           1,487          (3,050)

Income tax expense/(benefit)                                         11,189          11,145             601          (1,080)
-----------------------------------------------------------------------------------------------------------------------------

Net income/(loss)                                                     17,337         17,121             886          (1,970)

Series A Preferred Stock dividends and accretion                     (1,573)        (1,343)          (4,560)         (3,935)
-----------------------------------------------------------------------------------------------------------------------------

Income/(loss) applicable to common shareholders                $     15,764   $     15,778      $    (3,674)    $    (5,905)
=============================================================================================================================

See accompanying notes to consolidated financial statements.


Leslie's Poolmart, Inc.


Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                   39 Weeks Ended
                                                                                           June 28,             June 29,
                                                                                             2003                 2002
-----------------------------------------------------------------------------------------------------------------------------
                                                                                         (unaudited)          (unaudited)
Operating activities:

       Net income/(loss)                                                                 $        886        $     (1,970)
       Adjustments to reconcile net loss to net cash used in
         operating activities:
           Depreciation and amortization                                                        6,918               6,791
           Amortization of loan fees and discounts                                                858                 416
           Allowance for doubtful accounts                                                        333                  62
           Loss on disposition of assets                                                          280                 586
       Changes in operating assets and liabilities
           Accounts and other receivables                                                      (1,019)             (1,234)
           Inventories                                                                        (20,657)            (21,893)
           Prepaid expenses and other                                                          (1,599)               (664)
           Other assets                                                                            64                 (45)
           Accounts payable and accrued liabilities                                            26,044              39,652
           Income taxes payable                                                                (4,578)             (1,124)
-----------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                                7,530              20,577
-----------------------------------------------------------------------------------------------------------------------------

Investing activities:

           Additions to property and equipment                                                 (6,418)             (6,056)
           Proceeds from sale of property and equipment                                             3                  15
-----------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                                   (6,415)             (6,041)
-----------------------------------------------------------------------------------------------------------------------------

Financing activities:

           Payments on long-term debt                                                             (14)                (68)
           Proceeds from issuance of common stock                                                  31                  17
           Payment of deferred financing cost                                                  (1,855)                  -
-----------------------------------------------------------------------------------------------------------------------------
       Net cash used in financing activities                                                   (1,838)                (51)
-----------------------------------------------------------------------------------------------------------------------------

Net increase/(decrease) in cash and cash equivalents                                             (723)             14,485

Cash and cash equivalents at beginning of period                                               17,996               6,768
-----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                               $     17,273        $     21,253
=============================================================================================================================

See accompanying notes to consolidated financial statements.

Leslie's Poolmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(1)  Presentation and Financial Information

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 28, 2003 are not necessarily indicative of the results that may be expected for the year ended September 27, 2003.

         The balance sheet at June 28, 2003 has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in Leslie's Poolmart, Inc.'s annual report on Form 10-K for the year ended September 28, 2002.

(2)  Organization and Operation

         Leslie's Poolmart, Inc. is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie's Swimming Pool Supplies through 438 retail stores in 36 states; a nationwide mail order catalog; and an Internet E-commerce capability. The Company also repackages certain bulk chemical products for retail sale. The Company's business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending in June and September.

(3)  Inventories

         Inventories consists of the following:

                                                                 June 28,             September 28,
           Amounts in thousands                                    2003                   2002
           ------------------------------------------------------------------------------------------
           Raw materials and supplies                       $         2,529          $          660
           Finished goods                                            73,668                  54,880
           ------------------------------------------------------------------------------------------

                Total Inventories                           $        76,197          $       55,540
           ==========================================================================================


(4)  Goodwill

         In accordance with provisions of Statement of Financial Accounting Standards (SFAS) No. 141 Business Combinations, and SFAS No. 142 Goodwill and Other Intangible Assets, the Company applied the new rules on accounting for goodwill and other intangible assets deemed to have indefinite lives beginning September 29, 2002. The Company no longer amortizes goodwill under SFAS No. 142 but will be subjected to periodic assessments for impairment. The Company completed an impairment test at adoption and noted no indications of impairment. The unamortized balance of goodwill subject to the impairment tests is $7.6 million as of June 28, 2003. Additionally, amortization expense of $69,000 and $250,000 is included in the consolidated statements of operations for the 13 and 39 weeks ended June 29, 2002, respectively.

(5)  Stock Based Compensation

         The Company has adopted the provisions of SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends SFAS No. 123 " Accounting for Stock-Based Compensation". The Company has adopted the disclosure only provision of SFAS No. 123 and accordingly recognizes no compensation expense for employee stock option grants. Had compensation expense for these plans been determined consistent with SFAS No. 123, the Company losses would have increased by $15,000 and $45,000 for each of the 13 and 39 weeks ended June 28, 2003 and June 29, 2002, respectively.

(6)  Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, Accounting for Asset Retirement Obligations. The standard applies to obligations associated with the retirement of tangible long-lived assets. The standard is effective for fiscal periods beginning after June 15, 2002 and was adopted by the Company as of October 2002. The adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

         In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement) which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of; however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." The standard is effective for fiscal periods beginning after December 15, 2001 and was adopted by the Company in October 2002. The adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses the following costs associated with an exit or disposal activity: 1) costs to terminate an existing contractual obligation, including but not limited to an operating lease; 2) incremental direct (and other) costs associated with the related disposal activity (such as costs to close or consolidate facilities); and 3) termination benefits (severance pay) provided to employees pursuant to a one-time benefit arrangement that does not constitute a preexisting or newly-created ongoing benefit plan covered by other pronouncements Statement 146 superseded EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under Statement 146, liabilities for costs associated with an exit or disposal activity would be recognized in the period(s) in which they are incurred. Therefore, unlike the approach in EITF Issue 94-3 on restructuring charges, an entity's commitment to a plan would not, in and of itself, result in the recognition of a liability. The adoption of the standard is not expected to have material impact on the operations or financial position of the Company.

         Effective November 21, 2002, The Emerging Issues Task Force "EITF" issued EITF 02-16, "Accounting by a Customer (including a reseller) for certain consideration received from a vendor". The release provides guidance on certain issues, including (1) the criteria for vendor consideration to be accounted for as a cost reimbursement, (2) the income statement recognition for consideration received from a vendor that is classified as a reduction of cost of sales, (3) what is considered stand-alone value requiring classification of vendor payments as revenue, and (4) transition and other issues. The adoption of this standard did not have a material impact on the operations or financial position of the Company.

          In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 provides guidance on the identification and consolidation of variable interest entities ("VIEs"). VIEs are defined in FIN No. 46 as entities that have insufficient equity at risk or have equity investors who lack characteristics of a financial controlling interest. This Interpretation requires the primary beneficiary of an unconsolidated variable interest entity to consolidate the VIE if the entity does not effectively disperse risks among the parties involved. We have performed an analysis, and we have determined that there were no entities that require consolidation upon adoption of this standard.

         In May 2003, the FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classified and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of FAS 150 to have a material impact on its financial statements.

(7)  Senior Note Refinancing

            In May and June 2003, the Company entered into Exchange Agreements with certain holders of its 10 3/8% Senior Notes Due 2004 (the "2004 Notes") pursuant to which such holders were entitled to exchange the 2004 Notes for the Company's 10 3/8% Senior Notes due 2008 (the "2008 Notes"). These holders also received the accrued interest on the 2004 Notes and a cash payment equal to 2.0% of the aggregate principal amount of the 2004 Notes that were exchanged. In addition, the Company granted them registration rights for the 2008 Notes pursuant to several Registration Rights Agreements. $59,495,000 aggregate principal amount of the 2004 Notes were exchanged for $59,495,000 aggregate principal amount of the 2008 Notes. During the quarter, the Company expensed $338,000 of unamortized deferred financing costs related to the 2004 Notes retirement.

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

General

     Leslie's Poolmart, Inc. is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company currently markets its products through 438 Company-owned retail stores in 36 states; a nationwide mail order catalog; and an Internet E-commerce capability. Leslie's is vertically integrated, operating a chemical repackaging facility in Ontario, California and a specialty chemical repackaging facility in Hebron, Kentucky. It supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Swedesboro, New Jersey; and Hebron, Kentucky.

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

Results of Operations

     Net Sales. Net sales for the 13 weeks ended June 28, 2003 were $139.0 million compared to $140.6 million for the 13 weeks ended June 29, 2002. The 1.1% decrease was due primarily to unseasonable cool and raining weather in the eastern half of the country. Year-to-date sales were $210.5 million as compared to $205.8 million in the prior year. Retail comparable store sales for the 13 weeks ended June 28, 2003 decreased 2.9% as compared to the prior year. Retail comparable store sales for the 39 weeks ended June 28, 2003 increased 0.5% as compared to the prior year sales. The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a measure of financial performance under accounting principles generally accepted in the United States (GAAP). Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

     Gross Profit. Gross profit for the 13 weeks ended June 28, 2003 was $69.0 million compared to $68.1 million for the 13 weeks ended June 29, 2002. As a percentage of sales, gross profit was 49.6% for the 13 weeks of fiscal 2003 compared to 48.4% for the 13 weeks of fiscal 2002. Gross profit improved due to the increased sales, reductions in distribution expenses and improvements in product acquisition costs. For the 39 weeks ended June 28, 2003, gross profit was $101.1 million as compared to $96.1 million in the prior year. As a percentage of sales, gross profit was 48.0% as compared to 46.7% in the prior year.

     Operating and Administrative Expense. Operating and administrative expense for the 13 weeks ended June 28, 2003, were $37.4 million compared to $36.9 million for the 13 weeks ended June 29, 2002. Operating and administrative expenses as a percentage of sales were 26.9% for the 13 weeks ended June 28, 2003 compared to 26.2% for the 13 weeks ended June 29, 2002. Operating expenses were $91.1 million compared to $90.4 million for the 39 weeks ended June 29, 2002. Operating expenses for the 39 weeks of 2002 include the expense of defending a purported class action lawsuit that was settled during the second quarter.

     Operating Income. Operating income for the 13 weeks ended June 28, 2003 increased by $352,000 from a $31.2 million income during the 13 weeks ended June 29, 2002. Operating income for the 39 weeks ended June 28, 2003 increased $4.2 million as compared to a $5.7 million income in the first 39 weeks of last year. The operating income for the 13 weeks improved due to the improved gross margin achieved during the quarter.

     Other Income and Expense. Net interest expense was $3.0 million for the 13 weeks ended June 28, 2003 compared to $2.7 million for the 13 weeks ended June 29, 2002. The increase in interest expense was due primarily to the write-off of deferred financing costs associated with the Old Notes that were exchanged during the quarter offset by lower average debt balances in the quarter and more favorable interest rates. For the 39 weeks ended June 28, 2003 and June 29,2002 the net interest expense was $8.2 million.

     Income Taxes. The Company's income tax expense for the 13 weeks ended June 28, 2003 was $11.2 million as compared to a $11.1 million for the 13 weeks ended June 29, 2002. For the 39 weeks ended June 28, 2003, the income tax expense was $601,000 as compared to $1.1 million benefit in the prior year.

     Adjusted EBITDA. The EBITDA for the 13 weeks ended June 28, 2003 was $33.9 million versus an EBITDA of $33.7 million, for the 13 weeks ended June 29, 2002. For the 39 weeks ended June 28, 2003, the EBITDA improved by $2.9 million as compared to an adjusted EBITDA of $14.0 million in the prior year.

Adjusted EBITDA is determined as follows (1):


-----------------------------------------------------------------------------------------------------------------------
                                                  13 Weeks Ended                             39 Weeks Ended
-----------------------------------------------------------------------------------------------------------------------
                                               June 28,           June 29,                June 28,          June 29,
Amounts in thousands                             2003               2002                    2003              2002
-----------------------------------------------------------------------------------------------------------------------
Net income/(loss) as reported                $     17,337       $     17,121            $        886       $    (1,970)
Depreciation                                        2,359              2,473                   6,918             6,541
Amortization                                            -                 69                       -               250
Interest expense, net                               2,951              2,711                   8,169             8,151
Loss on disposition of assets                          68                216                     280               586
Income tax benefit                                 11,189             11,145                     601            (1,080)
Legal Settlement (2)                                    -                  -                       -             1,500
-----------------------------------------------------------------------------------------------------------------------

     Adjusted EBITDA                         $     33,904       $    33,735             $    16,854       $     13,978
=======================================================================================================================

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

(2) During the 2nd quarter of 2002, the Company recorded the expense of defending a purported class action lawsuit that was settled in August of 2002.

Financial Condition, Liquidity and Capital Resources

     Changes in Financial Condition. Between September 28, 2002 and June 28, 2003, total current assets increased by $22.2 million primarily as the result of a $20.7 million increase in inventory during the period. Inventory normally increases during this time frame as the Company prepares for its peak selling season.

     During the same period, current liabilities increased $21.4 million due primarily to an increase in accounts payable of $25.3 million partially offset by a $4.6 million decrease in current income tax liabilities. The change in accounts payable reflects the additional purchases of inventory while the reduced income tax liability reflects the estimated tax payments in excess of the tax expense.

     Liquidity and Capital Resources. Net cash provided by operating activities was $7.5 million for the 39 weeks ended June 28, 2003 compared to net cash provided by operating activities of $20.6 million for the same period in the prior year. The change in the 39 weeks ended June 28, 2003 compared to the same period in 2002 was due primarily to the smaller increases in accounts payable.

     Capital expenditures for the 39 weeks ended June 28, 2003 were $6.4 million. Capital expenditures are expected to range between $8.0 and $10.0 million for fiscal 2003, primarily for the purpose of opening new stores. It is anticipated that the balance of 2003 capital expenditures will be funded out of cash provided by operations and borrowings under the credit facility.

     Net cash used by financing activities for the 39 weeks ended June 28, 2003 was $1.8 million. Funds borrowed under the revolving credit portion of the Company's credit facility are restricted to working capital and general corporate purposes, which includes capital expenditures. The level of borrowings under the Company's credit facility is dependent primarily upon cash flows from operations, the timing of disbursements, long-term borrowing activity and capital expenditure requirements.

Exchange of 10 3/8% Senior Notes Due 2004 for 10 3/8% Senior Notes Due 2008

     In May and June 2003, the Company entered into Exchange Agreements with certain holders of its 10 3/8% Senior Notes Due 2004 (the "2004 Notes") pursuant to which such holders were entitled to exchange the 2004 Notes for the Company's 10 3/8% Senior Notes due 2008 (the "2008 Notes"). These holders also received the accrued interest on the 2004 Notes and a cash payment equal to 2.0% of the aggregate principal amount of the 2004 Notes that were exchanged. In addition, the Company granted them registration rights for the 2008 Notes pursuant to several Registration Rights Agreements. $59,495,000 aggregate principal amount of the 2004 Notes were exchanged for $59,495,000 aggregate principal amount of the 2008 Notes. In accordance with the Registration Rights Agreements, on August 7, 2003, the Company commenced an exchange offer to exchange the 2008 Notes held by our non-affiliates for identical notes which have been registered under the Securities Act of 1933, as amended.

     The Company believes its internally generated funds, as well as its borrowing capacity, are adequate to meet its working capital needs, maturing obligations and capital expenditure requirements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's Loan and Security Agreement carries interest rate risk. Amounts borrowed under this Agreement bear interest at either LIBOR plus 1.5%, or at the Company's choice, the lender's reference rate. Should the lenders' base rate change, the Company's interest expense will increase or decrease accordingly. At the end of the third quarter, there were no dollars outstanding under this facility.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     We are and may continue to be a party to various lawsuits and arbitrations from time to time. As of June 28, 2003, we were not a party to any legal proceedings that we believe are likely to have a material effect on our business.

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

  31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LESLIE'S POOLMART, INC.



                                      By:       /s/ Lawrence H. Hayward
                                           -------------------------------------
                                               Lawrence H. Haywar
                                               President and
                                               Chief Executive Officer

                                      Date:  August 12, 2003

                                      By:       /s/ Donald J. Anderson
                                           -------------------------------------
                                               Donald J. Anderson
                                               Executive Vice-President and
                                               Chief Financial Officer

                                      Date:  August 12, 2003