Form 10-K
period 2003-09-27
LESLIES POOLMART INC
filed 2003-12-12
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: September 27, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

The Number of Shares of Common Stock outstanding as of December 12, 2003 was 7,369,502.

LESLIE’S POOLMART, INC.

For the Fiscal Year Ended September 27, 2003

PART I

ITEM 1.	BUSINESS

Leslie’s Poolmart, Inc. (“Leslie’s” or the “Company”) is the leading national specialty retailer of swimming pool supplies and related products. These products primarily consist of regularly purchased, non-discretionary pool maintenance items such as chemicals, equipment, cleaning accessories and parts, and also include fun, safety and fitness-oriented recreational items. The Company currently markets its products under the trade name Leslie’s Swimming Pool Supplies through 437 company-owned retail stores in 36 states and through mail order catalogs sent to selected pool owners nationwide.

The Company provides its customers a comprehensive selection of high quality products, competitive every day low prices and superior customer service through knowledgeable and responsive sales personnel who offer a high level of technical assistance at convenient store locations. The typical Leslie’s store contains 3,931 square feet of space, is located either in a strip center or on a freestanding site in an area of heavy retail activity, and draws its customers primarily from an approximately three-mile trade area. The Company maintains a proprietary mailing list of approximately 5.4 million addresses, including approximately 85% of the residential in-ground pools in the U.S. This highly focused list of target customers is central to the Company’s direct mail marketing efforts, which support both its retail store and mail order operations.

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

Products

Leslie’s offers its customers a comprehensive selection of products necessary to satisfy their swimming pool supply needs. During 2003, the Company stocked approximately 2,200 items in each store, with more than 15,000 additional items available through its Xpress Parts program and special order processes. In 2003, approximately 560 items were displayed in the Company’s residential mail order catalogs and 1,000 items were in the commercial catalog, although special order procedures make nearly all Leslie’s products available to mail order customers as well.

The Company’s major product categories are pool chemicals; major equipment; cleaning and testing equipment; pool covers, reels, and liners; above-ground pools in a limited number of stores; and recreational items (which include swimming pool floats, games, lounges, masks, fins, snorkels and other “impulse” items).

Non-discretionary and regularly consumed products such as pool chemicals, major equipment and parts represented approximately 80% of total sales in fiscal 2003. The Company’s non-discretionary products typically have long shelf lives and are generally not prone to either obsolescence or shrinkage which could occur from changing technology or consumer buying patterns.

The Company believes that product quality and availability are key attributes considered by consumers when shopping for pool supplies and that the Company’s ability to provide a high quality, in-stock product offering is fundamental to its concept of value leadership. In addition to third-party brand names, Leslie’s carries a broad selection of products under the Leslie’s brand name. The Company believes that the Leslie’s brand name is one of the three most recognized brands in pool supplies and represents an image of quality to consumers. In fiscal 2003, Leslie’s brand name products accounted for approximately 40% of the Company’s total sales.

Channels of Distribution

Retail Store Operations. At the end of fiscal 2003, Leslie’s marketed its products through 437 retail stores in 36 states under the trade name Leslie’s Swimming Pool Supplies. California represents its single largest concentration of stores with 106, while 74 stores are located in Texas, and 96 stores are in the northeast/mid-Atlantic area. Leslie’s retail stores are located in areas with high concentrations of swimming pools and typically are approximately 3,900 square feet in size. In addition to the store manager, the typical Leslie’s store employs one assistant manager, who is generally a full-time employee. Additionally, Leslie’s makes frequent use of part-time and temporary employees to support its full-time employees during peak seasons. During 2003, the Company had 29 district managers, each of whom was responsible for approximately 15 stores.

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

A significant number of Leslie’s stores are supported by the Leslie’s Service Department, which offers poolside equipment installation and repair, leak detection and repair, and seasonal opening and closing services. The Service Department utilizes both Company employees and subcontractors to perform these services.

Marketing

The Majority of the Company’s marketing is done on a direct mail basis through its proprietary mailing list of approximately 5.4 million addresses at which, primarily, residential pools are located. Leslie’s has found that its ability to mail directly to this highly focused group is an effective and efficient way to conduct its marketing activities to both retail store and mail order customers. The Company constantly updates its address list through proprietary research techniques and in-store customer sign-ups.

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

The Company’s principal chemical raw materials and granular chlorine compounds are purchased primarily from three suppliers. At the end of fiscal 1997, the Company entered into a multi-year product purchase agreement with a major producer of one of the principal chlorine compounds, the chlorinated isocyanurates. The Company believes there are several other reliable suppliers of chlorine products in the marketplace today. Although the Company has one sole source supplier for a nonchlorine shocking compound, termination of supply would not pose any significant problems for the Company because substitute chemicals and alternate shocking techniques are available. The Company believes that reliable alternative sources of supply are available for all of its raw materials and finished products.

Vertical Integration

Leslie’s operates a plant in the Los Angeles area where it converts dry granular chlorine into tablet form and repackages a variety of bulk chemicals into various sized containers suitable for retail sales. Leslie’s also formulates a variety of specialty liquids, including water clarifiers, tile cleaners, algaecides and stain preventives. The chemicals the Company processes have a relatively long shelf life. Leslie’s believes that supplying its stores with chemicals from its own repackaging plant provides it with cost savings, as well as greater control over product availability and quality, as compared to non-integrated pool supply retailers. It also offers the Company greater flexibility of product sourcing and acquiring vital information when negotiating with third-party repackagers and chemical providers. The Leslie’s brand name appears on all products processed at its repackaging plant, and on the majority of all its chemical products. The Company believes it is among the largest processors of chlorine products for the swimming pool supply industry.

In connection with the operation of its three distribution centers outside of California, the Company has expanded its use of third-party chemical repackagers and its purchase of products already in end-use configurations. These products are also generally packaged under the Leslie’s brand name. The Company continually evaluates the cost effectiveness of third-party sourcing versus internal manufacturing in order to minimize its cost of goods. During 2003, the Company expanded its packaging operation of specialty items to its Hebron, Kentucky distribution facility. In addition to chemicals, a variety of the Company’s other products are packaged under the Leslie’s brand name.

Distribution

In 2003, the Company distributed all of its products to its retail stores and to its catalog customers through its leased distribution facilities in Ontario, California; Dallas, Texas; Swedesboro, New Jersey and Hebron, Kentucky.

The Company purchases the majority of the chemicals to be distributed from the Dallas, Swedesboro and Hebron distribution centers from outside manufacturers rather than obtaining them through its repackaging facility in Southern California. During the height of its seasonal activities, each of the Company’s retail stores is generally replenished every 5 to 7 days.

The Company utilizes a variety of leased and owned equipment, supplemented by additional equipment leased during the busy season, to transport its goods to stores.

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

Employees

As of September 27, 2003, Leslie’s employed 2,006 persons. During the height of the Company’s seasonal activities in 2003, it employed 2,743 persons, including seasonal and part-time store employees who generally are not employed during the off season. The Company is not subject to any collective bargaining agreements and believes its relationships with its employees are good.

Trademarks

In the course of its business, Leslie’s employs various trademarks, trade names and service marks as well as its logo in packaging and advertising its products. The Company has registered trademarks and trade names for several of its major products on the Principal Register of the United States Patent and Trademark Office. The Company distinguishes the products produced in its chemical repackaging operation or by third party repackagers at its direction through the use of the Leslie’s brand name and logo and the trademarks and trade names of the individual items, none of which is patented, licensed, or otherwise restricted to or by the Company. The Company believes the strength of its trademarks and trade names has been beneficial to its business and intends to continue to protect and promote its trademarks in appropriate circumstances.

ITEM 2.	PROPERTIES

As of September 27, 2003, the Company operated 437 stores in 36 states. The following table sets forth information concerning the Company’s stores:

State	Number of Stores	State	Number of Stores
Alabama	5	Mississippi	1
Arizona	34	Missouri	8
Arkansas	1	Nebraska	1
California	106	Nevada	12
Colorado	1	New Hampshire	2
Connecticut	9	New Jersey	21
Delaware	2	New Mexico	2
Florida	17	New York	21
Georgia	17	North Carolina	4
Illinois	6	Ohio	10
Indiana	6	Oklahoma	7
Iowa	1	Pennsylvania	18
Kansas	1	Rhode Island	1
Kentucky	4	South Carolina	3
Louisiana	6	Tennessee	7
Maryland	5	Texas	74
Massachusetts	9	Utah	1
Michigan	7	Virginia	7

		Total Stores	437

Except for 26 owned stores, the Company has leases on the remaining retail stores with lease terms expiring between 2003 and 2013. The Company’s typical lease term is five years, and in the majority of instances, the Company has renewal options at increased rents. Five leases provide for rent contingent on sales exceeding specific amounts. No other leases require payment of percentage rent.

The Company’s corporate office is located in Phoenix, Arizona. The 38,000 square foot office building was leased for five years and had one five-year renewal option. During 2002, the Company renegotiated its existing lease adding approximately 16,000 square feet of space. The new lease extends the maturity until June 2009, and has one five-year renewal option.

The Company’s Southern California distribution center is located in a 183,000 square foot facility Ontario, California. The Ontario facility was leased for 10 years, expiring in 2007 and the lease has two five-year renewal options. The Company’s distribution facility in Dallas, Texas contains 100,000 square feet of space. The lease of this facility expires in 2005. The 119,000 square foot distribution facility in Bridgeport, New Jersey is leased for a 10-year term, expiring in 2008. The lease includes options to renew for two five-year periods. A new 146,000 square foot distribution center in Covington, Kentucky was opened in January 1999. This facility was leased for a 12 year term and provides for two five-year renewal options.

ITEM 3.	LEGAL PROCEEDINGS

The Company is routinely involved in legal proceedings related to the ordinary course of its business. Management does not believe any such other matters will have a material adverse effect on the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the Company’s common stock. There are 11 holders of the Company’s common stock. The Company has not paid any dividends on its common stock and does not anticipate doing so in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data of the Company as of and for the fiscal years ended September 27, 2003, September 28, 2002, September 29, 2001, September 30, 2000 and October 2, 1999. This financial data was derived from the audited historical consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements of the Company and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	Fiscal Years Ended
(Amounts in Thousands, except Employees and store information)	September 27, 2003	September 28, 2002	September 29, 2001	September 30, 2000	October 2, 1999
Operating Results:
Sales	$327,165	$313,311	$301,700	$303,163	$282,349
Gross Profit	155,946	146,971	135,298	131,195	122,416
Gross Margin (1)	47.7%	46.9%	44.8%	43.3%	43.4%
Loss on Disposition of Fixed Assets	497	1,332	919	1,477	1,006
Depreciation and Amortization	9,586	9,044	8,623	8,579	7,952
Income from Operations(1)	27,656	20,073	15,559	6,479	11,417
Interest Expense, net	9,566	10,690	12,320	12,536	11,380
Net Income/(Loss) (1)	10,343	4,693	1,218	(4,713)	(878)
Balance Sheet Data:
Working Capital	15,410	34,634	28,548	31,257	37,079
Total Assets	128,936	141,764	132,310	137,577	138,204
Long-term Debt	59,495	90,000	90,867	90,988	91,095
Preferred Stock	45,915	45,517	42,314	37,526	33,225
Stockholders’ Deficit	(48,177)	(52,899)	(52,284)	(47,764)	(39,657)
Selected Operating Data:
Capital Expenditures	8,107	8,040	7,371	9,129	16,042
Unusual and Restructuring Charges(1,2)	—	1,500	1,466	3,173	—
Adjusted EBITDA(1,2)	37,242	30,617	25,648	18,655	19,369
Adjusted EBITDA Margin(1,3)	11.4%	9.8%	8.5%	6.1%	6.9%
Cash flow from (used in) Operating Activities	32,236	20,205	15,149	11,723	(2,280)

Cash flow used in Investing Activities	(8,098)	(8,020)	(7,233)	(8,656)	(15,806)
Cash flow from (used in) Financing Activities	(32,112)	(957)	(6,400)	(3,432)	8,475
Number of Employees	2,006	1,843	1,805	1,813	2,437
Number of Stores	437	410	391	383	364

Comparable Store Sales Growth(4)	2.3%	1.9%	(0.8%)	3.8%	6.6%

(1)	During the second quarter of 2002, the Company recorded an unusual charge of $1.5 million for expenses associated with defending a purported class action lawsuit that was settled. The Company recorded a restructuring charge of $1.5 million in the first quarter of 2001 for expenses associated with the relocation of its corporate office to Phoenix, Arizona. In the fourth quarter of 2000, the Company recognized an unusual charge consisting of $2.1 million for expenses principally associated with its decision to write-off nonproductive aged inventory, $0.8 million in restructuring costs for expenses associated with the relocation of its corporate office, and an additional $0.2 million in accrued expenses for other corporate office move related expenses.

(2)	Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, stock compensation expense, write-off of debt issuance costs and unusual charges. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States (GAAP), but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data which are all prepared in accordance with GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

(3)	Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of sales.

The calculation of Adjusted EBITDA is shown as follows:

	Fiscal Years Ended
(Amounts in Thousands)	September 27, 2003	September 28, 2002	September 29, 2001	September 30, 2000	October 2, 1999
Net income/(loss)	$10,343	$4,693	$1,218	$(4,713)	$(878)
Depreciation and amortization	9,586	9,044	8,623	8,579	7,952
Stock compensation expense	—	—	—	424	—
Unusual charges	—	1,500	1,466	3,173	—
Interest expense, net	9,566	10,690	12,320	12,536	11,380
Write-off of debt issuance costs	420	—	—	—	—
Loss on disposition of assets	497	1,332	919	1,477	1,006
Income tax expense/(benefit)	6,830	3,358	1,102	(2,821)	(91)

Adjusted EBITDA	$37,242	$30,617	$25,648	$18,655	$19,369

(4)	The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a measure of financial performance under accounting principles generally accepted in the United States (GAAP). Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this document (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to domestic economic conditions, activities of competitors, seasonality, changes in federal or state tax laws and of the administration of such laws and the general condition of the economy.

Results of Operations

Fiscal year 2003 compared to Fiscal year 2002:

For the 52 weeks ended September 27, 2003, sales increased 4.4% to $327.2 million from $313.3 million in the same 52 weeks of 2002. The sales increase is attributable to an increase in comparable store sales as well as the addition of 28 new store locations offset by the closing of one store during the 52 weeks of 2003.

Comparable store sales increased 2.3% as compared to the prior year. The comparable store sales increase was attributable to increased marketing and merchandising efforts and an increase in customer counts. For definition purposes, a store is considered a comparable store in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed.

During fiscal 2003, the Company expanded its business by opening 28 new stores. Additionally, one store was closed and two were relocated in 2003. This resulted in a net increase of 27 stores as of September 27, 2003 as compared to September 27, 2002.

Gross profit for the fiscal year ended September 27, 2003 improved to $155.9 million or 47.7% of sales, as compared to $147.0 million or 46.9% in 2002. Gross profit represents sales less the cost of services and purchased goods, chemical repackaging costs, and related distribution costs. The gross margin percent increase in 2003 is a result of the lower acquisition costs and lower distribution expenses as a percent of sales.

In 2003, total operating expenses were $128.3 million, versus $126.9 million in 2002, an increase of 1.1%. The increase in operating expenses in 2003 was due primarily to the costs associated with the increase in store count and higher insurance related expenses associated with workers compensation and property and casualty coverage. The Company expects to be impacted by continuing increases in insurance related expenses. However, the Company does not expect to experience cost increases of greater proportion than the retail industry in general. Expenses as a percent of sales were 39.2% as compared to 40.5% in the prior year.

On September 29, 2002, the Company applied the new rules on accounting for goodwill and other intangible assets deemed to have indefinite lives and therefore there was no goodwill amortization expense recorded for the fiscal year ended September 27, 2003 as compared to $319,000 in the same period of 2002.

For the fiscal year ended September 27, 2003, the Company recognized losses on the disposition of fixed assets totaling approximately $497,000 as compared to $1.3 million in the prior year. These losses were primarily associated with the Company’s decision to close or relocate stores that were unproductive or not meeting expectations.

Adjusted EBITDA in 2002, increased 21.6% to $37.2 million from $30.6 million in the same 52 weeks of 2002. This increase was primarily the result of increased sales, improved gross margins and effective expense controls achieved during the year.

Income from operations for the period increased 37.8% to $27.7 million from $20.1 million in 2002 as a result of the previously noted items.

Interest expense was $9.6 million in 2003, as compared to $10.7 million in 2002. The decrease was primarily the result of reduced average debt balances and the reduction in the related borrowing rates during the year.

The Company recorded no unusual expense in 2003 as compared to a $1.5 million charge in 2002 for expenses associated with defending a purported class action lawsuit that was settled.

The Company recorded $420,000 of expenses in 2003 for the write-off of debt issuance costs associated with the refinancing of its Senior Notes due 2004 that was completed in May of 2003.

The Company recorded income tax expenses of $6.8 million in 2003, or an effective tax rate of 39.8% versus $3.4 million, or an effective tax rate of 41.7% in the prior year. The effective tax rate in 2003 was lower due primarily to the fact that the permanent tax differences in 2003 were lower which had the impact of reducing the overall effective tax rate.

Fiscal year 2002 compared to Fiscal year 2001:

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

Gross profit for the fiscal year ended September 28, 2002 improved to $147.0 million or 46.9% of sales, from $135.3 million or 44.8% in 2001. Gross profit represents sales less the cost of services and purchased goods, chemical repackaging costs, and related distribution costs. The gross margin increase in 2002 is a result of improved sales, lower promotional discounts on retail pricing, lower acquisition costs and lower distribution expenses as a percent of sales.

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

Goodwill amortization expense for the fiscal year ended September 28, 2002 was $319,000 as compared to $413,000 in the same period of 2001.

For the fiscal year ended September 28, 2002, the Company recognized losses on the disposition of fixed assets totaling approximately $1.3 million as compared to $0.9 million in the prior year. These losses were primarily associated with the Company’s completion and roll-out of its new point-of-sale system resulting in the disposition of legacy computer equipment and its decision to close or relocate stores that were unproductive or not meeting expectations.

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

Liquidity and Capital Resources

From September 28, 2002 to September 27, 2003, total current assets decreased $11.7 million from $89.8 million to $78.1 million. The decrease in current assets resulted primarily from the Company’s use of cash to purchase and retire $30.5 million aggregate principal amount in Senior Notes due in 2004. The principal component of current assets is inventory, which decreased $2.5 million from $55.5 million to $53.0 million. The inventory decrease, even in light of the increased store count, was the result of improved inventory management and turns.

Total current liabilities increased by $7.6 million from September 28, 2002 as compared to September 27, 2003. Accrued liabilities increased slightly as compared to the prior year while accounts payables increased due to the timing of disbursements.

For the fiscal year ended September 27, 2003, net cash provided by operating activities was $32.2 million compared to cash provided by operating activities of $20.2 million in the prior year. The improvement was due primarily to the increase in profitability, reductions in inventory and increases in accounts payable.

In 2003, cash used in investing activities was $8.1 million as compared with $8.0 million in the same period of the prior year.

Cash used in financing activities was $32.1 million in fiscal year 2003 compared with cash used in financing activities of $1.0 million in the same period of 2002. The significant increase in financing activities was due to the early redemption of $30.5 million aggregate principle amount of Senior Notes due 2004 completed in Fiscal 2003. In 2003, the Company reduced its average credit borrowings that were needed to finance the working capital and capital expenditure investments described above. The Company had no borrowings on its working capital revolver at year-end 2003 or 2002.

At September 27, 2003 the Company had $38.1 million of borrowing capacity on its Loan and Security Agreement. Funds borrowed under the Loan and Security Agreement are used primarily to fund working capital and other general corporate purposes.

The Company believes its internally generated funds, as well as its borrowing capacity, are adequate to meet its working capital needs, maturing obligations and capital expenditure requirements, including those relating to the opening of new stores.

Seasonality and Quarterly Fluctuations The Company’s business exhibits substantial seasonality which the Company believes is typical of the swimming pool supply industry. In general, sales and net income are highest during the quarters ended June and September, which represent the peak months of swimming pool use. Sales are substantially lower during the quarters ended December and March when the Company will typically incur net losses. The principal external factor affecting the Company’s business is weather. Hot weather and the higher frequency of pool usage in such weather create a greater demand for more pool chemicals and supplies. Unseasonably early or late warming trends can increase or decrease the length of the pool season. In addition, unseasonably cool weather and/or extraordinary amounts of rainfall in the peak season decrease swimming pool use.

The Company expects its quarterly results of operations will fluctuate depending on the timing and amount of revenue contributed by new stores and, to a lesser degree, the timing of costs associated with the opening of new stores. The Company attempts to open its new stores primarily in the quarter ending in March in order to position itself for the following peak season.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to inventory reserves, allowance for doubtful accounts, valuation allowance for the net deferred income tax asset, contingencies and litigation liabilities. The Company bases its estimates on historical experience, independent valuations, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Summarized Quarterly Financial Data (Unaudited)

(In Thousands)

	13 Weeks Ended
2003	Dec. 28	March 29	June 28	Sept. 27
Sales	$35,897	$35,554	$139,026	$116,688
Gross Profit	15,798	16,310	68,975	54,863
Operating Income/(Loss)	(10,701)	(10,908)	31,545	17,720
Net Income/(Loss)	(8,128)	(8,323)	17,337	9,457
Adjusted EBITDA(1)	(8,427)	(8,623)	33,904	20,388
Comparable Store Sales Growth	13.7%	2.5%	(2.9%)	5.9%

	13 Weeks Ended
2002	Dec. 29	March 30	June 29	Sept. 28
Sales	$30,882	$34,258	$140,627	$107,544
Gross Profit	13,114	14,934	68,055	50,868
Unusual Expense	—	1,500	—	—
Operating Income/(Loss)	(12,051)	(13,455)	31,193	14,386
Net Income/(Loss)	(8,994)	(10,097)	17,121	6,663
Adjusted EBITDA(1)	(9,930)	(9,827)	33,735	16,639
Comparable Store Sales Growth (2)	6.6%	1.6%	(1.7%)	5.6%

(1)	Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, stock compensation expense, write-off of debt issuance costs and unusual charges. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States (GAAP), but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data all of which are prepared in accordance with GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

(2)	The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a measure of financial performance under accounting principles generally accepted in the United States (GAAP). Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

Recent Accounting Pronouncements

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of; however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” The standard is effective for fiscal periods beginning after December 15, 2001 and was adopted by the Company in October 2002. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002, and became effective for fiscal years beginning after May 15, 2002. FASB No. 4 and No. 64 related to reporting gains or losses from debt extinguishment. Under the prior guidance, if material gains or losses were recognized from debt extinguishment, the amount was not included in income from operations, but was shown as an extraordinary item, net of related income tax cost or benefit, as the case may be. Under the new guidance, all gains or losses from debt extinguishment are subject to criteria prescribed under APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, in determining an extraordinary item classification. We adopted this statement on September 29, 2002. This adoption did not have any impact on our results of operations or financial position.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies existing accounting for whether variable interest entities, as defined in FIN 46, should be consolidated in financial statements based upon the investee’s ability to finance activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created or acquired after January 31, 2003, the provision was to be applied for the first interim or annual period beginning after June 15, 2003. In October 2003, the FASB delayed the effective date of this provision until the first interim or annual period ending after December 15, 2003. The Company does not have any variable interest entities and therefore this adoption will not have any effect on our results of operations or financial position.

SFAS No. 149, Amendment of SFAS 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 and it amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of SFAS 149 has not had a material impact on our financial condition or results of operations.

In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective July 1, 2003. The Company at September 27, 2003 has $45.9 million of mandatorily redeemable preferred stock classified as mezzanine equity on the balance sheet. The effect of SFAS No. 150 will be to reclassify this balance from the mezzanine section of the balance sheet to a liability classification on the balance sheet. In addition, the accretion of the value of the preferred stock will be classified as interest expense instead of reducing retained deficit. In October 2003, the SFAS agreed to defer the effective date of Statement 150 to entities that have issued shares that are mandatorily redeemable on a fixed date at a fixed principal amount to fiscal periods beginning after December 15, 2003. Accordingly, the Company will adopt this standard beginning October 1, 2004. Had the standard been adopted during fiscal 2003, interest expense for the year ended September 27, 2003 would have been increased by $6,191,000 and preferred stock dividends and accretion in the statements of stockholders’ equity would have been reduced by the same amount.

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

Contractual Obligations and Commercial Commitments

The Company is contractually obligated to make future payments under non-cancelable operating lease agreements. As of September 27, 2003, future contractual payments were as follows:

(in thousands)	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 years	4 – 5 years	After 5 years
Operating Leases	$87,176	$27,213	$37,656	$18,864	$3,443

(in thousands)	Amounts of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 – 3 years	4 – 5 years	After 5 years
Standby Letters of Credit	$1,897	$1,897	$—	$—	$—

Financial Responsibility Bonds	$118	$98	$20	$—	$—

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Leslie’s Poolmart, Inc. Board of Directors and Stockholders:

We have audited the accompanying consolidated balance sheets of Leslie’s Poolmart, Inc. and subsidiaries as of September 27, 2003 and September 28, 2002 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended September 27, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leslie’s Poolmart, Inc. and subsidiaries at September 27, 2003 and September 28, 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 27, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona

November 21, 2003

Leslie’s Poolmart, Inc.

Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	September 27, 2003	September 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$10,022	$17,996
Accounts and other receivables, net	7,801	7,398
Inventories	53,030	55,540
Prepaid expenses and other current assets	1,301	1,235
Deferred tax assets	6,028	7,678

Total current assets	78,182	89,847
Property, plant and equipment, at cost, net of accumulated depreciation	40,759	42,744
Goodwill, net	7,460	7,564
Deferred financing costs, net	2,069	1,080
Other assets	466	529

Total assets	$128,936	$141,764

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$26,217	$19,572
Accrued expenses	28,739	27,402
Income taxes payable	7,816	8,225
Current maturities of long-term debt	—	14

Total current liabilities	62,772	55,213
Other long term liabilities	7,914	2,121
Senior notes	59,495	90,000
Deferred tax liabilities	1,017	1,812

Total liabilities	131,198	149,146

Commitments and contingencies	—	—
Redeemable preferred stock, $0.001 par value; Authorized – 2,000,000 shares; Issued and outstanding – 45,915 Series A at September 27, 2003 and 45,517 Series A at September 28, 2002, respectively	45,915	45,517
Stockholders’ equity (deficit):
Common stock, $0.001 par value, authorized 12,000,000 shares, Issued and outstanding 7,369,502 shares at September 27, 2003 and 7,065,438 at September 28, 2002, respectively	7	7
Stock subscription receivable	(450)	(450)
Paid-in capital	(44,714)	(45,284)
Retained deficit	(3,020)	(7,172)

Total stockholders’ deficit	(48,177)	(52,899)

Total liabilities and stockholders’ equity (deficit)	$128,936	$141,764

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Operations

(Dollar Amounts in Thousands)

	Fiscal Years Ended
	September 27, 2003	September 28, 2002	September 29, 2001
Sales	$327,165	$313,311	$301,700
Cost of merchandise and services sold, including warehousing and transportation expenses, and related occupancy costs	171,219	166,340	166,402

Gross profit	155,946	146,971	135,298
Selling, general and administrative expenses	128,290	125,079	117,860
Unusual expense	—	1,500	—
Restructuring Charge	—	—	1,466
Amortization of goodwill	—	319	413

Operating Income	27,656	20,073	15,559

Other (income) expense:
Interest expense	9,598	10,708	12,334
Write-off of debt issuance costs	420	—	—
Interest income	(32)	(18)	(14)
Loss on disposition of fixed assets	497	1,332	919

Total other expense	10,483	12,022	13,239
Net income before taxes	17,173	8,051	2,320
Income tax expense	6,830	3,358	1,102

Net income	10,343	4,693	1,218
Series A preferred stock dividends and accretion	6,191	5,325	4,788

Income/(loss) applicable to common shareholders	$4,152	$(632)	$(3,570)

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit )

(Dollar Amounts in Thousands, except share amounts)

	Common Stock		Stock Subscription Receivable	Additional Paid In Capital	Retained Earnings/ (Deficit)	Total Stockholders’ Equity/(Deficit)
	Number of Shares	Amount
Balance, at September 30, 2000	7,334,880	$7	$—	$(44,801)	$(2,970)	$(47,764)
Series A preferred stock dividends and accretion	—	—	—	—	(4,788)	(4,788)
Repurchase common stock	(277,775)	—	—	(500)	—	(500)
Stock subscription receivable	—	—	(450)	—	—	(450)
Net income	—	—	—	—	1,218	1,218

Balance, at September 29, 2001	7,057,105	7	(450)	(45,301)	(6,540)	(52,284)
Series A preferred stock dividends and accretion	—	—	—	—	(5,325)	(5,325)
Issuance common stock	8,333	—	—	17	—	17
Net income	—	—	—	—	4,693	4,693

Balance, at September 28, 2002	7,065,438	7	(450)	(45,284)	(7,172)	(52,899)
Series A preferred stock dividends and accretion	—	—	—	—	(6,191)	(6,191)
Issuance common stock (1)	390,270	—	—	1,070	—	1,070
Repurchase common stock	(86,206)			(500)	—	(500)
Net income	—	—	—	—	10,343	10,343

Balance, at September 27, 2003	7,369,502	$7	$(450)	$(44,714)	$(3,020)	$(48,177)

(1)	Net of related income tax benefit of $655,000.

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Fiscal Years Ended
	September 27, 2003	September 28, 2002	September 29, 2001
OPERATING ACTIVITIES:
Net income	$10,343	$4,693	$1,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,661	9,044	8,623
Amortization of loan fees and discounts	1,174	664	675
Allowance for doubtful accounts	660	437	104
Deferred income taxes	855	(2,263)	(304)
Loss on disposition of assets	497	1,332	919
Changes in operating assets and liabilities:
Accounts and other receivables	(1,063)	(385)	1,589
Inventories	2,510	395	1,707
Prepaid expenses and other current assets	(66)	(59)	158
Other assets	92	(74)	23
Accounts payable and accrued expenses	7,982	4,195	(1,289)
Income taxes payable	(409)	2,226	1,726

Net cash provided by operating activities	32,236	20,205	15,149

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(8,107)	(8,040)	(7,371)
Proceeds from disposition of property, plant and equipment	9	20	138

Net cash used in investing activities	(8,098)	(8,020)	(7,233)

FINANCING ACTIVITIES:
Net line of credit borrowings/(repayments)	—	—	(5,342)
Payments of long-term debt	(30,519)	(974)	(108)
Purchase of common stock	(500)	—	(500)
Stock subscription receivable	—	—	(450)
Payment of deferred financing costs	(2,163)	—	—
Proceeds from issuance of common stock, net	1,070	17	—

Net cash used in financing activities	(32,112)	(957)	(6,400)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(7,974)	11,228	1,516
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	17,996	6,768	5,252

CASH AND CASH EQUIVALENTS AT END OF YEAR	$10,022	$17,996	$6,768

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements

1. Business and Operations

Leslie’s Poolmart, Inc. (the Company) is a specialty retailer of swimming pool supplies and related products. As of September 27, 2003, the Company marketed its products under the trade name Leslie’s Swimming Pool Supplies through 437 retail stores in 36 states and through mail order catalogs sent to selected swimming pool owners nationwide. The Company also repackages certain bulk chemical products for retail sale. The Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending in June and September.

On June 11, 1997, Leslie’s Poolmart (a California corporation – “Leslie’s California”) reincorporated in Delaware by merging into a wholly-owned Delaware subsidiary (the “Reincorporation”), changed its name to Leslie’s Poolmart, Inc. and merged Poolmart USA Inc., a newly-formed corporation, with and into the Company (the “Recapitalization”). As a result of the Recapitalization, (i) each outstanding share of common stock of Leslie’s California was converted into $2.90 cash (other than 1,797,525 shares owned primarily by members of management); and (ii) outstanding options covering approximately 4,150,000 shares of common stock, including those not yet vested, were exercised and retired for payment of the difference between the exercise price and $2.90 per share. The total value of the shares and options cashed out approximated $94,300,000, plus $5,229,000 in expenses associated with this transaction. In connection with the Recapitalization, the Company changed the authorized capital of the Company to 12,000,000 shares of common stock with a $0.001 par value and 2,000,000 shares of preferred stock with a $0.001 par value.

In order to finance the merger, the Company issued $90.0 million of its 10.375% Senior Notes due 2003 (“Senior Notes due in 2004”) and sold 5,370,690 shares of its common stock for proceeds of $15.6 million. As indicated above, certain directors and members of management converted some of the Leslie’s California common shares which they owned into shares of the Company’s common stock.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include Leslie’s Poolmart, Inc., and its wholly owned subsidiaries, LPM, Manufacturing Inc., Sandy’s Pool Supply, Inc. and Blackwood & Simmons, Inc. All significant inter-company transactions and accounts have been eliminated.

Fiscal Periods

The Company fiscal year ends on the Saturday closest to September 30. The fiscal years ended on September 27, 2003, September 28, 2002, and September 29, 2001 included 52 weeks.

Cash and Cash Equivalents

The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents.

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements

Accounts and Other Receivables, Net

Accounts and other receivables include allowances for doubtful accounts of $1,125,000, $717,000 and $422,000 at September 27, 2003, September 28, 2002 and September 29, 2001, respectively.

Allowance for doubtful accounts consists of the following:

	Balance at beginning of period	Additions Charged to costs and expenses	Deductions Write-off of Bad debts	Balance at end of period
Balance at September 29, 2001	$369,000	$104,000	$(51,000)	$422,000

Balance at September 28, 2002	422,000	437,000	(142,000)	717,000

Balance at September 27, 2003	717,000	660,000	(252,000)	1,125,000

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

Depreciation and amortization are computed using the straight-line method (considering appropriate salvage values) based on the following estimated average useful lives:

Buildings and improvements	5-39 years
Vehicles, machinery and equipment	3-10 years
Office furniture and equipment	3-7 years
Leasehold improvements	5-10 years

Goodwill

The excess of the acquisition price over the fair value of the net assets at the date of acquisition is included in the accompanying consolidated balance sheets as “Goodwill.” In accordance with the provisions of SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets, the Company applied the new rules on accounting for goodwill and other intangible assets deemed to have indefinite lives beginning on September 29, 2002. The Company also performed the required impairment tests of goodwill and indefinite lived intangible assets and there was no impairment identified. The Company no longer amortizes its goodwill under SFAS No. 142, but does subject its goodwill to periodic assessments as defined therein. The balance recorded at September 27, 2003 and September 28, 2002 was net of accumulated amortization of $3.1 million. The Company amortized $0, $319,000 and $413,000 in the years ended September 27, 2003, September 28, 2002 and September 29, 2001. There will be no amortization in future years.

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements

Deferred Financing Costs

In connection with issuing the Senior Notes due 2004 and signing the 1997 Credit Agreement, the Company paid $3.7 million in financing costs that are being deferred and amortized over the lives of the corresponding agreements. During fiscal 2000, the Company recorded an additional $0.7 million in financing costs associated with the 1997 Credit Agreement. During fiscal 2003, the Company recorded an additional $2.2 million in costs associated with the exchange of $59.5 million of Senior Notes due 2004 and concurrently expensed $420,000 of unamortized costs associated with the original 1997 Senior Note issuance. The balance recorded at September 27, 2003 and September 28, 2002 was net of accumulated amortization of $4.2 million and $3.0 million, respectively.

Income Taxes

The Company provides for deferred income taxes relating to timing differences in the recognition of income and expense items (primarily depreciation and amortization) for financial and tax reporting purposes. Deferred taxes at September 27, 2003 and September 28, 2002 include a provision for the differences between tax and financial asset values except that deferred taxes were not provided with respect to amounts allocated to goodwill.

Sales

Revenue on retail sales is recognized upon purchase by the customer. Revenue on services, is recognized as services are performed and the fee is fixed or determinable and collection is probable. Terms are customarily FOB shipping point or point of sale, net of related discounts. The Company does not provide an estimated allowance for sales returns as they are deemed to be immaterial.

Cost of Sales

Included in cost of sales are the costs of services and purchased goods, chemical repackaging costs and related distribution costs. The Company recognizes consideration received from vendors at the time the obligations to purchase products or perform services have been completed. These items are recorded as a reduction in cost of goods sold in the statement of operations.

Shipping and Handing Costs

The Company records shipping and handling costs paid by customers as a reduction in selling, general and administrative expenses. Likewise, the actual costs for shipping and handling are charged to selling, general and administrative expenses.

Advertising

The Company expenses advertising during the period of the event. Advertising expense for the years ended September 27, 2003, September 28, 2002 and September 29, 2001 was approximately $7.6 million, $7.4 million and $7.4 million, respectively.

Restructuring Costs

During the first quarter 2001, the Company recorded a restructuring charge of $1.5 million for expenses associated with its corporate relocation to Phoenix, Arizona. These expenses consisted primarily of the relocation related costs incurred after vacating its existing corporate location for employee relocation related expenses. The Company believes that the operating expense benefits of this move will continue to offset the previously incurred relocation costs. No restructuring reserve remains accrued at September 27, 2003.

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for such stock option grants using the intrinsic-value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards. Also, the Company does not record any compensation expense in connection with our stock Option Plan. If stock options had been accounted for consistent with SFAS No. 123, these amounts would be amortized on a straight-line basis as compensation expense over the average holding period of the options and the Company’s net income would have decreased by $58,000 for the fiscal year ended 2003 and the Company’s net loss would have increased by $56,000 and $26,000 in fiscal years ended 2002 and 2001, respectively.

Pro forma results disclosed are based on the provisions of SFAS 123 using the Black-Scholes option valuation model and are not likely to be representative of the effects on pro forma net income for future years. In addition, the Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the estimating models do not necessarily provide a reliable single measure of the fair value of our stock options.

Fair Value of Financial Statements

The fair value of the $59.5 million Senior Notes due 2008 using quoted market prices as of September 27, 2003 is $110.8 million. The carrying amounts of other long-term debt approximate fair value because either the interest rate fluctuates based on market rates or interest rates appear to approximate market rates for similar instruments. The fair value estimates are subjective in nature and involve uncertainties and matters of judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

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

Recent Accounting Pronouncements.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of; however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” The standard is effective for fiscal periods beginning after December 15, 2001 and was adopted by the Company in October 2002. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002, and became effective for fiscal years beginning after May 15, 2002. FASB No. 4 and No. 64 related to reporting gains or losses from debt extinguishment. Under the prior guidance, if material gains or losses were recognized from debt extinguishment, the amount was not included in income from operations, but was shown as an extraordinary item, net of related income tax cost or benefit, as the case may be. Under the new guidance, all gains or

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements

losses from debt extinguishment are subject to criteria prescribed under APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, in determining an extraordinary item classification. We adopted this statement on September 29, 2002. This adoption did not have any impact on our results of operations or financial position.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies existing accounting for whether variable interest entities, as defined in FIN 46, should be consolidated in financial statements based upon the investee’s ability to finance activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created or acquired after January 31, 2003, the provision was to be applied for the first interim or annual period beginning after June 15, 2003. In October 2003, the FASB delayed the effective date of this provision until the first interim or annual period ending after December 15, 2003. The Company does not have any variable interest entities and therefore this adoption will not have any effect on our results of operations or financial position.

SFAS No. 149, Amendment of SFAS 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 and it amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of SFAS 149 has not had a material impact on our financial condition or results of operations.

In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective July 1, 2003. The Company at September 27, 2003 has $45.9 million of mandatorily redeemable preferred stock classified as mezzanine equity on the balance sheet. The effect of SFAS No. 150 will be to reclassify this balance from the mezzanine section of the balance sheet to a liability classification on the balance sheet. In addition, the accretion of the value of the preferred stock will be classified as interest expense instead of reducing retained deficit. In October 2003, the SFAS agreed to defer the effective date of Statement 150 to entities that have issued shares that are mandatorily redeemable on a fixed date at a fixed principal amount to fiscal periods beginning after December 15, 2003. Accordingly, the Company will adopt this standard beginning October 1, 2004. Had the standard been adopted during fiscal 2003, interest expense for the year ended September 27, 2003 would have been increased by $6,191,000 and preferred stock dividends and accretion in the statements of stockholders’ equity would have been reduced by the same amount.

3. Inventories

Inventories consist of the following:

	September 27, 2003	September 28, 2002
Raw materials and supplies	$371,000	$660,000
Finished goods	52,659,000	54,880,000

Total Inventory	$53,030,000	$55,540,000

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements

4. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 27, 2003	September 28, 2002
Land	$6,215,000	$6,215,000
Buildings and addresses	8,815,000	8,675,000
Vehicles, machinery and equipment	4,240,000	2,957,000
Leasehold improvements	36,886,000	35,301,000
Office furniture, equipment and other	30,911,000	27,705,000
Construction-in-process	1,536,000	2,597,000

	88,603,000	83,450,000
Less – accumulated deprecation and amortization	47,844,000	40,706,000

Total Property, Plant and Equipment	$40,759,000	$42,744,000

5. Line of Credit Agreement

In June of 2000, the Company entered into a Loan and Security Agreement (the “Agreement”) with Wells Fargo Retail Finance LLC. Under the Agreement, maximum borrowings were $65.0 million with the minimum amount available not to fall below $40.0 million, reduced by outstanding letters of credit, and with a maturity date set at January 31, 2004. Under the Agreement, maximum borrowings are limited as a function of inventory or calculated EBITDA rates as defined in the Agreement. At September 27, 2003, there were no borrowings outstanding under the Agreement. Borrowings under the Agreement accrued interest at the lender’s reference rate or at LIBOR plus the applicable LIBOR rate margin. Based on the LIBOR rate margin at September 27, 2003, the interest rate was 2.6%. The margins are determined by calculated LTM EBITDA rates as defined in the Agreement.

On October 31, 2003, the Company amended the Agreement (the “Amended Agreement”) with Wells Fargo Retail Finance LLC. The Amended Agreement extends the maturity date to January 15, 2008 and allows the Company to optionally increase its maximum borrowing to $75.0 million. The Amended Agreement contains certain financial covenants that include minimum calculated EBITDA levels, maximum capital expenditure amounts, Fixed Charge Coverage Ratio, and Senior Leverage Ratio. As of September 27, 2003, the Company was in compliance with these covenants.

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements

6. Long-Term Debt

Long-term debt consists of the following:

	Sept. 27, 2003	Sept. 28, 2002
Notes payable collaterlized by security interests in various properties, repaid in fiscal 2003	—	14,000

	—	14,000
Less current portion	—	14,000

	$—	$—

7. Senior Notes

On June 11, 1997, the Company issued $90.0 million aggregate principal amount of its 10.375 percent Senior Notes due July 15, 2004 (the “2004 Notes”). The 2004 Notes were issued under an indenture by and between the Company and U.S. Trust Company of California, N.A., as trustee.

Interest on the 2004 Notes accrued at the rate of 10.375 percent per annum and was payable semi-annually in arrears on each January 15 and July 15 commencing on January 15, 1998. The 2004 Notes were redeemable, in whole or in part, at the option of the Company on or after July 15, 2001, at the specified redemption prices.

On May 16, 2003, the Company entered into exchange agreements with holders of a majority in principal amount of our 2004 Notes pursuant to which the Company exchanged 10.375 percent Senior Notes due 2008, Series A, (the “Series A Notes”) for the 2004 Notes held by them. The exchanges of the 2004 Notes closed on May 21, 2003. In connection with those exchanges, the Company entered into several registration rights agreements which required the exchange of the Series A Notes for registered 10.375 percent Notes due 2008, Series B (the “Series B Notes”). On September 8, 2003, the Company completed its offer to exchange up to $56.5 million aggregate principal amount of Series A Notes for the Series B Notes and a total of $3.0 million of Series A Notes remained outstanding.

The Series A Notes and the Series B Notes are generally unsecured obligations of the Company and will be subordinated to any secured indebtedness of the Company. In the event of a change of control, the Company will be required to make an offer to purchase all outstanding Notes at a price equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

The Series A Notes and the Series B Notes were issued under an indenture by and between the Company and the Bank of New York, as trustee (the “Indenture”). The Indenture contains certain covenants which include, among other matters, limitations on the incurrence of additional indebtedness and the payment of dividends. As of September 27, 2003, the Company was in compliance with these covenants.

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements

8. Leases

The Company leases certain store, office, distribution and manufacturing facilities under operating leases which expire at various dates through 2013. Lease agreements generally provide for increases related to cost of living indices and require the Company to pay for property taxes, repairs and insurance. Future annual minimum lease payments at September 27, 2003 are as follows:

2003	$27.2 million
2004	21.5 million
2005	16.2 million
2006	11.9 million
2007	7.0 million
Thereafter	3.4 million

$87.2 million

Certain leases are renewable at the option of the Company for periods of one to ten years. Rent expense charged against income totaled $24.3 million, $23.8 million and $22.5 million in fiscal years 2003, 2002 and 2001, respectively. Five leases provided for rent contingent on sales exceeding specific amounts.

Leslie’s Poolmart, Inc.

Notes to Financial Statements

9. Income Taxes

The provision/(benefit) for income taxes is comprised of the following:

	52 Weeks Ended
	September 27, 2003	September 28, 2002	September 29, 2001
Federal:

Current	$5,473,000	$4,507,000	$1,129,000
Deferred	783,000	(1,860,000)	(262,000)

	$6,256,000	$2,647,000	$867,000

State:

Current	$502,000	$1,114,000	$277,000
Deferred	72,000	(403,000)	(42,000)

	574,000	711,000	235,000

Total	$6,830,000	$3,358,000	$1,102,000

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows:

	52 Weeks Ended
	September 27, 2003	September 28, 2002	September 29, 2001
Federal income tax at statutory rate	$5,839,000	$2,737,000	$793,000
Permanent differences	33,000	151,000	157,000
State taxes, net of federal benefit	958,000	470,000	152,000

	$6,830,000	$3,358,000	$1,102,000

The tax effect of temporary differences which give rise to significant portions of the deferred tax asset and liability are summarized below.

	Fiscal 2003		Fiscal 2002
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Depreciation and amortization	$687,000	$—	$—	$1,112,000
State income taxes	—	—	862,000	—
Inventory	—	317,000	1,881,000	—
Reserves and other accruals	3,012,000	—	2,893,000	—
Deferred rent	629,000	—	874,000	—
Compensation accruals	1,115,000	—	687,000	—
Net operating loss	2,308,000	—	2,336,000	—
Other	481,000	700,000	481,000	700,000
Valuation allowance	(2,204,000)	—	(2,336,000)	—

	$6,028,000	$1,017,000	$7,678,000	$1,812,000

Leslie’s Poolmart, Inc.

Notes to Financial Statements

The Company has federal net operating losses (NOL) of $6.8 million available to offset future tax liabilities through 2007. The losses are subject to Internal Revenue Code Section 382 which limits the annual utilization of NOL’s after an ownership change. The Company’s annual Section 382 limitation is approximately $83,000. As such, approximately $6.4 million of these NOL’s will expire as worthless.

10. Contingencies

The Company is a defendant in lawsuits or potential claims encountered in the normal course of business; such matters are being vigorously defended. In the opinion of management, the resolutions of these matters will not have a material effect on the Company’s financial position or results of operations.

On January 31, 2002, a former employee brought a purported class action lawsuit against the Company in California Superior Court for the County of Los Angeles. The complaint alleged failure to pay overtime wages, waiting time penalties and unfair business practices and sought monetary and injunctive relief. A settlement totaling $1.2 million was reached by the parties during a mediation on April 2, 2002. The Court approved the settlement in a final fairness hearing on August 20, 2002. During the second quarter of 2002, the Company reserved a total of $1.5 million for this settlement and its related legal and other expenses. As of September 27, 2003 there were no other costs associated with this matter.

The Company’s general liability insurance program and employee group medical plan have self-insurance retention features of $250,000 and $100,000 per incident, respectively.

11. 401(k) Plan

The Company provides for the benefit of its employees a voluntary retirement plan under Section 401(k) of the Internal Revenue Code. During 2002, the plan covered all eligible employees and provided for a matching contribution by the Company of 50% of each participant’s contribution up to 4% of the individual’s compensation as defined. The expenses related to this program were $381,000, $384,000 and $408,000 for fiscal years 2003, 2002 and 2001, respectively.

12. Equity Transactions

Preferred Stock

In connection with the Recapitalization transaction, the Company sold 28,000 shares of Series A Preferred Stock for total consideration of $28.0 million. The holders of the Series A Preferred Stockholder (the “Preferred Stockholder”) is entitled to an annual cumulative dividend (which is payable at the option of the Company either in cash or in additional shares of Preferred Stock for the first five years) and during which time the annual dividend is payable quarterly at the annual rate of 10.875 percent, compounded semi-annually. The Preferred Stockholder is entitled to elect 20 percent of the members of the Board of Directors of the Company. During Fiscal 2003 which completed the first five years under the agreement, this annual cumulative dividend converted to an accrued cash dividend and is payable at the annual rate of 15.875 percent, compounded semi-annually.

The Preferred Stock may be redeemed at the option of the Company at any time at $1.010 per share plus accumulated and unpaid dividends. The Company is required to redeem the Preferred Stock in three equal installments terminating on the tenth anniversary of the date of issuance of the Preferred Shares.

In connection with the issuance of the Preferred Stock, the original Preferred Stockholder received 1,264,980 warrants to purchase common stock at an exercise price of $0.01 per share expiring in June of 2007. Of the $28.0 million face value of the Preferred Stock, $3.1 million was assigned to the value of these Warrants and reflected as a discount on the Preferred Stock. This discount is being accreted over the life of the Preferred Stock. The terms of the Warrant Agreement provide for a proportionate adjustment of the warrants for stock splits and stock dividends and for additional warrant shares to be issuable in the event any of the 1997 NQ Options (as such term is defined below) or ISO Options or options under the 1998 Plan (as such term is define below) are exercised. Based on the number of options outstanding at

Leslie’s Poolmart, Inc.

Notes to Financial Statements

September 27, 2003, an additional 256,952 warrants could be granted if the options are exercised.

Common Stock

On February 15, 2001, the Board of Directors approved a resolution to amend the Company’s Certificate of Incorporation to effectuate a 5 for 1 stock split whereby each outstanding share of the Company’s common stock, par value $.001 per share, was converted into five shares of common stock. Following approval by the Company’s stockholders, an amendment to the Company’s Certificate of Incorporation was filed with the Delaware Secretary of State on February 22, 2001. The consolidated financial statements reflect the split as though it occurred at beginning of the periods presented.

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

As part of the McDermott Transactions, the Company entered into separate loan agreements with each of Mr. Hayward and Mr. Anderson, pursuant to which the Company loaned $225,000 to each of Hayward and Anderson, respectively, thereby providing a portion of the funds required for each of Anderson and Hayward to purchase the shares of the Company’s common stock held by McDermott. Each loan, together with all accrued interest, will be due and payable to the Company in full, on the earlier of: 1) the date which is 7 years from the date hereof; or 2) the termination of borrower’s employment with the Company for any reason, other than a termination by the Company without Just Cause. The loan agreements are secured by a portion of the shares purchased by each of Hayward and Anderson, pursuant to Pledge Agreements executed concurrently by each of Hayward and Anderson.

On August 29, 2003, the Company, and GCP California Fund L.P., the (“Purchasers”) entered into a Stock Purchase Agreements, (“Agreement”) with Robert D. Olsen, (“Olsen”) the Company’s former Executive Vice President and CFO (the “Olsen Transaction”). Pursuant to the Agreement, the Company repurchased 86,206 shares of the Company’s voting common stock held by Olsen for an aggregate purchase price of $499,995 and the other Purchasers acquired the remaining 429,094 shares of the Company’s voting common stock held by Olsen for an aggregate purchase price of $2,488,745.

13. Related Party Transactions

Leonard Green & Partners (“LGP”), a firm that manages Green Equity Investors II (“GEI”), Hancock Park Associates (“HPA”) and Leslie’s are parties to a Management Agreement dated June 11, 1997. The Management Agreement provides that Leslie’s will pay LGP an annual fee of $244,800 for ongoing management, consulting and financial services. In addition, subject to certain approval requirements, the Management Agreement provides that either LGP or HPA may provide financial advisory or investment banking services for Leslie’s in connection with major financial transactions, and LGP or HPA will be paid a reasonable fee for such services. The Management Agreement terminates on the earlier of the tenth anniversary of its execution or the date that LGP affiliates holds 25% or less of the shares of Leslie’s that they held on the date of the Management Agreement.

During the fiscal years ended September 28, 2003, September 28, 2002, and September 29, 2001, the Company paid management fees to LGP in the amount of $245,000 for each of the three years represented.

Leslie’s Poolmart, Inc.

Notes to Financial Statements

14. Stock Based Compensation Plans

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

We account for stock-based compensation plans under APB Opinion No. 25, under which no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based employee awards with an exercise price equal to or greater than the fair value of the common stock on the date of grant. For purposes of SFAS No. 123, Accounting for Stock-Based Compensation, the fair value of each option granted has been estimated at the date of the grant using the Black-Scholes option pricing model using the following weighted-average assumptions used for grants for each of the fiscal years ended 2003, 2002 and 2001: risk free interest rate 4.0%, expected volatility of 0%; expected lives of 7 years and no expected dividend yield. Based on these assumptions, the weighted average fair value of the options granted is $0.49 in 2003, 2002 and 2001, respectively.

Leslie’s Poolmart, Inc.

Notes to Financial Statements

A summary of option activities for all plans is as follows:

	Fiscal 2003		Fiscal 2002		Fiscal 2001
	Shares	Wt. Avg. Ex Price	Shares	Wt. Avg. Ex Price	Shares	Wt. Avg. Ex Price
Outstanding at beginning of year	1,841,330	$1.77	1,683,830	$1.75	2,032,150	$2.88
Granted	15,000	2.00	220,000	2.00	1,265,835	2.00
Exercised	(390,270)	1.04	(8,333)	2.00	—	—
Cancelled	(10,000)	2.00	(54,167)	2.00	(1,614,155)	3.41

Outstanding at end of year	1,456,060	$1.97	1,841,330	$1.77	1,683,830	$1.75

Exercisable at end of year	1,226,605	$1.97	1,278,270	$1.67	997,160	$1.58

The following table summarizes information about all stock options outstanding as of September 27, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$1.00	42,725	3.7	$1.00	42,725	$1.00
$2.00	1,413,335	8.0	$2.00	1,183,880	$2.00

	1,456,060	7.9	$1.77	1,226,605	$1.97

15. Supplemental Cash Flow Disclosures

The Company paid interest charges of $9.9 million, $10.1 million and $11.2 million, in 2003, 2002 and 2001, respectively. The Company paid or was (refunded) income taxes of $5.6 million, $3.4 million and $(344,545) in 2003, 2002 and 2001, respectively. The Preferred Stock dividends and the accretion of the Warrants are excluded from the statement of cash flows as non-cash transactions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9a.	CONTROLS AND PROCEDURES

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

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

Name	Age	Positions
Lawrence H. Hayward	49	Chairman of the Board, President and Chief Executive Officer
Donald J. Anderson	43	Executive Vice President, Chief Financial Officer and Director
John M. Baumer	36	Director
John G. Danhakl	47	Director
Michael J. Fourticq	59	Director
Edward C. Agnew	64	Director
Michael L. Hatch	50	Senior Vice President, Merchandising and Marketing
Janet I. McDonald	45	Vice President, Chief Information Officer
Marvin D. Schutz	54	Senior Vice President, Store Operations

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

Donald J. Anderson is Executive Vice President, Chief Financial Officer and Director of the Company. He joined the Company in May 2000. Mr. Anderson has 27 years of experience in various retail industries. Most recently, Mr. Anderson was Senior Vice President and Chief Financial Officer of the Follett Higher Education Group, located in Oakbrook, Illinois, the nation’s largest operator of University bookstores. From 1995 until 1999, he served as Senior Vice President and Chief Financial Officer of Carr Gottstein Foods Co., Alaska’s largest food and drug retailer and wholesale provider. From 1990 to 1995, Mr. Anderson held various senior level positions at Buttrey Food and Drug Co. From 1977 to 1990, he served in various managerial positions with American Stores Company.

John M. Baumer became a director of the Company in November 2001. He has been an executive officer and equity owner of Leonard Green & Partners, L.P. (“LGP”), the firm that manages Green Equity Investors II (“GEI”), since 1999. Mr. Baumer had previously been a Vice President at Donaldson, Lufkin & Jenrette Securities Corporation (“DLJ”), and had been with DLJ since 1995. Prior to joining DLJ, Mr. Baumer was at Fidelity Investments and Arthur Andersen. Mr. Baumer is also a director of Communications & Power Industries, Inc., Intercontinental Art, Inc., Petco Animal Supplies, Inc., Phoenix Scientific, Inc., Rand McNally & Co. and VCA Antech, Inc.

John G. Danhakl became a director of the Company in June 1997. He has been an executive officer and an equity owner of LGP, the firm that manages GEI, since 1995. Mr. Danhakl had previously been a Managing Director at DLJ and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert Incorporated. Mr. Danhakl is also a director of Rite Aid Corporation, Arden Group, Inc., Big 5 Sporting Goods Corp., Communications & Power Industries, Inc., Liberty Group Operating, Inc., Petco Animal Supplies, Inc., Phoenix Scientific, Inc., MEMC Electronic Materials, Inc., Diamond Triumph Auto Glass, Inc., and VCA Antech, Inc.

Michael J. Fourticq is a director of the Company. He also served as Chairman of the Board of Directors from May 1988 until January 2000. Between May 1988 and August 1992, he served as the Company’s Chief Executive Officer. From 1995 to 2001, Mr. Fourticq had been the Chairman and Chief Executive Officer of Brown Jordan International, a

leading manufacturer of outdoor and casual furniture products. Since 1985 he has been the sole general partner of Hancock Park Associates, which is the general partner and affiliate of several investment partnerships. Mr. Fourticq is the Chairman of Mikol Missile-Air, a director of Brown Jordan International and Chairman of Saleen, Inc.

Edward C. Agnew is a director. He is a former retail executive with over 36 years of retail experience. Mr. Agnew held various officer level assignments with Jewel Companies, Inc., Buttrey Food and Drug, Inc., and American Stores/Albertsons, Inc. Mr. Agnew began his career in 1963 with Jewel Food & Drug Stores where he served in various capacities including General Manager of its Midwest Division. In 1987 Mr. Agnew was appointed President and Chief Executive Officer of Buttrey Food and Drug, Inc. In 1990, Mr. Agnew successfully led a leveraged buyout of Buttrey Food and Drug Company and successfully completed an initial public offering of the Company in early 1993. In 1994 Mr. Agnew returned to American Stores, Inc., where he served as a Senior Vice President and member of the Company’s Executive Committee until his retirement in 1999.

Michael L. Hatch has been Senior Vice President, Merchandising and Marketing of the Company since November 2000. Mr. Hatch has more than 29 years of experience in the retail industry. Most recently, Mr. Hatch was the President of ABCO Desert Markets which was a division of Fleming Companies. From 1996 to 1999 he was employed by Smiths Food and Drug where he held various positions including Senior Vice President and Southwest Manager and Vice President of Sales, Merchandising and Marketing. From 1970 to 1996, Mr. Hatch held various senior management positions at Smitty’s Super Valu, Inc. located in Phoenix, Arizona, which later merged with Smith’s Food and Drug.

Janet I. McDonald is Vice President, Chief Information Officer of the Company. She joined the Company in August of 2000. Ms. McDonald has over 28 years of retail experience. Most recently Ms. McDonald owned and operated her own consulting business where she provided project management, management training, marketing, economic and other business services. From 1990 to 1992 she served as Director Information Technology for Buttrey Food and Drug Company. From 1981 to 1990 she held progressive levels of management responsibility in corporate technology for American Stores Company.

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

All executive officers of the Company are chosen by the Board of Directors and serve at the Board’s discretion except as provided in the employment agreements described below under “Executive Compensation – Employment Agreements”. No family relationships exist between any of the officers or directors of the Company.

Leslie’s, GEI, the members of HPA Group, Occidental Petroleum Corporation and the holders of certain management options are parties to a Stockholders Agreement. In the Stockholders Agreement, Michael Fourticq was given certain rights to be elected as a director of the Company.

On March 12, 1999, Green Equity Investors II, L.P. purchased all of the Preferred Stock from Occidental for which Occidental retained warrants to purchase 526,820 shares of Common Stock. On June 11, 2003, GCP California Fund, L.P., an affiliate of Green Equity Investors II, L.P., purchased the warrants previously retained by Occidental Petroleum.

The Board of Directors of Leslie’s Poolmart, Inc. does not have a “financial expert” within the meaning of the regulations of the Securities and Exchange Commission, and we are not required to do so. We do not believe that we could recruit a financial expert without unwarranted expense and difficulty.

The Company has adopted a Code of Ethics and a copy may be obtained on written request to the Company attention: Corporate Secretary.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth for the fiscal years ended September 27, 2003, September 28, 2002, and September 29, 2001, respectively, the compensation for services to the Company of the Chief Executive Officer and the four most highly compensated executive officers of the Company as of September 27, 2003.

		Fiscal Year Compensation		Long-Term Compensation	All Other Compensation
	Year	Salary ($)	Bonus ($)(1)	Stock Options (#)(2)	401(k) ($)(3)	Insurance/Other ($)(4)
Lawrence H. Hayward	2003	425,000	386,750	—	4,000	42,628
Chairman of the Board, President and Chief	2002	417,308	365,925	30,000	3,400	180
Executive Officer and Director	2001	400,000	168,000	312,500	3,400	180

Donald J. Anderson	2003	300,000	195,000	—	4,000	24,148
Executive Vice President,	2002	292,308	183,250	20,000	3,400	120
Chief Financial Officer and Director	2001	275,000	115,500	237,500	3,400	17,552	(5)

Michael L. Hatch	2003	189,000	85,995	—	3,774	250
Senior Vice President,	2002	186,292	81,817	10,000	2,250	180
Merchandising and Marketing	2001	153,785	50,781	87,500	2,250	118

Janet I. McDonald	2003	147,473	60,085	—	2,786	180
Vice President,	2002	—	—	—	—	—
Chief Information Officer	2001	—	—	—	—	—

Marvin D. Schutz	2003	182,000	82,810	—	4,000	516
Senior Vice President,	2002	179,779	78,792	10,000	3,400	451
Store Operations	2001	175,000	55,125	110,000	3,400	60,606	(5)

(1)	Bonuses are attributed to the year earned, and are paid out after the conclusion of the fiscal year. Bonuses were paid on a twelve-month basis for all of the fiscal years showing.

(2)	All options were granted at their fair market value on the date of grant. 678,333 of the total options issued in 2001, were the reissue of options that had been previously cancelled pursuant to the Board’s option repricing resolution.

(3)	Represents expected Company matching contributions to individuals’ 401(k) accounts.

(4)	Represents premiums paid by the Company for life insurance not generally available to all Company employees.

(5)	Represents moving expenses paid in accordance with the terms of employment.

Option Plans

During 1997, the Company adopted a non-qualified common stock option plan (the “NQ Option Plan”) and an incentive common stock option plan (the “ISO Option Plan”) and reserved 417,995 shares and 1,369,730 shares, respectively, of Leslie’s common stock for issuance upon the exercise of options to be granted to certain employees of Leslie’s thereunder.

Options granted under the NQ Options Plan (the “NQ Options”) are all vested. NQ Options have a term of ten years and remain exercisable without regard to any termination of employment of the holder.

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

In November 1998, Leslie’s Board adopted its 1998 Incentive Stock Option Plan (the “1998 Plan”), and reserved 300,000 shares of nonvoting common stock for issuance thereunder. In January 2000, the Board approved an amendment to the Plan to increase the number of shares of nonvoting common stock issuable thereunder to 500,000 shares in the aggregate. Options to purchase Leslie’s nonvoting common stock have been granted at an exercise price of the fair market value at the time of such grant.

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

On February 15, 2001, the Board of Directors approved a resolution to amend the Company’s Certificate of Incorporation to effectuate a 5 for 1 stock split whereby each outstanding share of the Company’s common stock, par value $.001 per share, was converted into five shares of common stock. Following approval by the Company’s stockholders, an amendment to the Company’s Articles of Incorporation was filed with the Delaware Secretary of State on February 22, 2001.

Option Grants in 2003

During the twelve months ended September 27, 2003, pursuant to the Company’s ISO Option Plan, NQ Option Plan, or 1998 Plan the Company granted no stock options to the Chief Executive Officer and the other executive officers of the Company.

Aggregated Option Exercises in 2003 and Fiscal Year-End Option Value

The following table sets forth the stock option exercises by the named executive officers during 2003. In addition, the table indicates the total number and value of exercisable and non-exercisable options held by each such officer as of September 27, 2003.

	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Unexercised Options at September 27, 2003		Value of Unexercised In-the-Money Options at September 27, 2003(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Lawrence H. Hayward	—	—	301,666	40,834	$1,146,331	$155,169
Donald J. Anderson	—	—	223,333	34,167	848,665	129,835
Michael L. Hatch	—	—	61,667	35,833	234,335	136,165
Janet I. McDonald	—	—	50,000	10,000	190,000	38,000
Marvin D. Schutz	—	—	119,283	8,612	461,170	32,726

(1)	Potential unrealized value is (i) the fair market value at September 29, 2003 ($5.80 per share) less the option exercise price times (ii) the number of shares.

Directors’ Compensation

Directors do not receive any compensation directly for their service on the Company’s Board of Directors, with the exception of Mr. Agnew, our outside director, who receives $4,000 per each quarterly meeting. The Company issued 10,000 options to Mr. Agnew. Pursuant to a Management Agreement dated June 11, 1997, Leslie’s pays LGP an annual fee for various management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analysis, negotiating and structuring financing and exploring expansion opportunities. The Management Agreement also provides that subject to specified approval requirements, either LGP or HPA may provide financial advisory or investment banking services for Leslie’s in connection with major financial transactions, and LGP or HPA will be paid a reasonable fee for such services. During 2003, Leslie’s paid LGP the annual fee in the amount of $244,800 plus out-of-pocket expenses of approximately $35,913. John M. Baumer and John D. Danhakl are members of the Company’s Board of Directors and are executive officers and equity owners of LGP.

Employment Agreements

Lawrence Hayward and Donald Anderson each entered into employment agreements with Leslie’s, dated as of November 2003. Each of the employment agreements contains non-solicitation and confidentiality covenants and provides that the executive is eligible to participate in Leslie’s benefit plans consistent with the benefits extended to the most senior of Leslie’s executives (including vacation, personal and sick leave, disability, medical and life insurance). Each of the employment agreements also provides that the executive will serve at the will of the Company’s Board of Directors. Each of the employment agreements expires in November 2008.

Mr. Hayward’s employment agreement provides for a minimum base salary of $425,000 annually, plus a minimum target bonus of no less than $297,500. If Leslie’s terminates Mr. Hayward’s employment for any reason other than Just Cause (as defined in the Agreement), Mr. Hayward will receive a lump sum payment equal to 200% of the sum of his base salary, bonus and certain costs for health and medical insurance coverage. The benefits are also payable upon a sale of substantially all of the business or assets of the Company or a consolidation, merger or change of control of the Company (a “Change of Control”), if Mr. Hayward chooses to terminate his employment with the Company as a result of the Change in Control.

Mr. Anderson’s employment agreement provides for a minimum base salary of $300,000 annually, plus a minimum target bonus of no less than $150,000. If Leslie’s terminates Mr. Anderson’s employment for any reason other than Just Cause (as defined in the Agreement), Mr. Anderson will receive a lump sum payment equal to 200% of the sum of his base salary, bonus and certain costs for health and medical insurance coverage. The benefits are also payable upon a Change of Control (as defined above) if Mr. Anderson chooses to terminate his employment with the Company as the result of the Change in Control.

ITEM 12.	PRINCIPAL SHAREHOLDERS AND STOCK OWNERSHIP OF MANAGEMENT

The following table sets forth information as of September 27, 2003 with respect to (i) all persons known by the Company to be the beneficial owner of more than 5% of the Company’s common stock; (ii) all executive officers of the Company; (iii) all directors; and (iv) all directors and executive officers as a group. The address for the directors and executive officers is in care of the Company.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock(2)	Percentage of Shares Outstanding(2)
Green Equity Investors II, L.P. (3)	6,104,525	64.8%
John M. Baumer(3,4,5)	7,633,169	81.0
John G. Danhakl(3,4,5)	7,633,169	81.0
GCP California Fund(5)	1,528,644	16.2
Michael J. Fourticq	400,000	4.3
Lawrence H. Hayward(6)	551,333	5.9
Donald J. Anderson(7)	473,333	5.0
Michael L. Hatch(8)	86,667	0.9
Janet I. McDonald (8)	50,000	0.5
Marvin D. Schutz(8)	111,388	1.2
All executive officers and directors as a group (8 persons)	9,305,889	98.8%

(1)	The address of Messrs. Fourticq, Hayward, Anderson, Hatch, McDonald, and Schutz is 3925 E. Broadway Road, Suite 100, Phoenix, Arizona 85040. The address of Green Equity Investors II, L.P. (“GEI”), Green Capital Partners, L.P. (“GCP”) and Messrs. Baumer and Danhakl is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.

(2)	Computed based upon the total number of shares of Leslie’s common stock outstanding and the number of shares of Leslie’s common stock underlying warrants and options of such person exercisable within 60 days. In accordance with Rule 13(d)-3 of the Exchange Act, any Leslie’s common stock which is subject to warrants or options exercisable within 60 days is deemed to be outstanding for the purpose of computing the percentage of outstanding shares of Leslie’s common stock owned by the person holding such warrants or options, but is not deemed to be outstanding for the purpose of computing the percentage of outstanding shares of Leslie’s common stock owned by any other person.

(3)	GEI is a Delaware limited partnership managed by LGP, which is an affiliate of the general partner of GEI. Each of Messrs. Jonathan D. Sokoloff, Peter J. Nolan, John D. Danhakl, Jonathan A. Seiffer, John M. Baumer and James D. Halper, either directly (whether through ownership interest or position) or through one of more intermediaries, may be deemed to control LGP and such general partner. LGP and such general partner may be deemed to control the voting and disposition of the shares of Leslie’s common stock owned by GEI. Accordingly, for certain purposes, Messrs. Sokoloff, Nolan, Danhakl, Seiffer, Baumer and Halper may be deemed to be beneficial owners of the shares of Leslie’s common stock held by GEI.

(4)	Includes the shares beneficially owned by GEI and GCP, of which Messrs. Baumer and Danhakl are associates.

(5)	GCP is a Delaware limited partnership managed by an affiliate of LGP, which is an affiliate of the general partner of GCP. Each of Messrs. Sokoloff, Nolan, Danhakl, Seiffer, Baumer and Halper either directly (whether through ownership interest or position) or through one of more intermediaries, may be deemed to control the affiliate of LGP and such general partner. The affiliate of LGP and such general partner may be deemed to control the voting and disposition of the shares of Leslie’s common stock owned by GCP. Accordingly, for certain purposes, Messrs. Sokoloff, Nolan, Danhakl, Seiffer, Baumer and Halper may be deemed to be beneficial owners of the shares of Leslie’s common stock held by GCP.

(6)	Includes 301,333 shares subject to options exercisable within 60 days and 250,000 shares of Leslie’s common stock.

(7)	Includes 223,333 shares subject to options exercisable within 60 days and 250,000 shares of Leslie’s common stock.

(8)	All such shares are subject to options exercisable within 60 days.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by securityholders	1,456,060	$1.97	3,174,438

Equity compensation plans not approved by securityholders	—	—	—

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement

LGP, HPA and Leslie’s are parties to a Management Agreement dated June 11, 1997. The Management Agreement provides that Leslie’s will pay LGP an annual fee of $244,800 for ongoing management, consulting and financial services. In addition, subject to certain approval requirements, the Management Agreement provides that either LGP or HPA may provide financial advisory or investment banking services for Leslie’s in connection with major financial transactions, and LGP or HPA will be paid a reasonable fee for such services. The Management Agreement terminates on the earlier of the tenth anniversary of its execution or the date that LGP affiliates hold 25% or less of the shares of Leslie’s that they held on the date of the Management Agreement.

Stockholders Agreement

Leslie’s, GEI, the members of the HPA Group, and the other holders of Leslie’s securities (including options) are parties to a Stockholders Agreement (the “Stockholders Agreement”). The Stockholders Agreement provides the Company and certain Stockholders certain rights to repurchase a portion of the NQ Options, NQ Shares and the Subscription Stock of certain other Stockholders upon their ceasing to provide services to the Company. The Stockholders Agreement generally restricts the transferability of securities of the Company (“Securities”) held by certain of the Stockholders and establishes a right of first refusal, in the event certain Stockholders seek to transfer any of their Securities to a third party, in favor of some other Stockholders. In addition, GEI has certain “drag-along” rights and if GEI desires to sell any Securities, other Stockholders have certain “tag-along” rights to participate in such sale. The Stockholders Agreement also grants demand registration rights to certain Stockholders and piggyback registration rights for all Stockholders. In the Stockholders Agreement, Mr. Fourticq has certain rights to be elected as a director of the Company.

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

As part of the McDermott Transactions, the Company entered into separate loan agreements with each of Mr. Hayward and Mr. Anderson, pursuant to which the Company loaned $225,000 to each of Hayward and Anderson, respectively, thereby providing a portion of the funds required for each of Anderson and Hayward to purchase the shares of the Company’s common stock sold by McDermott. Each Loan, together with all accrued interest, will be due and payable to the Company in full, on the earlier of: 1) the date which is 7th anniversary of the Note and 2) the termination of Borrower’s employment with the Company for any reason, other than a termination by the Company without Just Cause, and is secured by a portion of the shares being purchased by each of Hayward and Anderson, pursuant to Pledge Agreements executed concurrently by each of Hayward and Anderson.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1),(2) The following financial statements and financial statement schedules are included herewith and are filed as part of this annual report.

Consolidated Balance Sheets—September 27, 2003 and September 28, 2002

Consolidated Statements of Operations—Years Ended September 27, 2003, September 28, 2002, and September 29, 2001

Consolidated Statements of Stockholders’ Equity (Deficit)—Years Ended September 27, 2003, September 28, 2002, and September 29, 2001

Consolidated Statements of Cash Flows— Years Ended September 27, 2003, September 28, 2002, and September 29, 2001

Notes to Consolidated Financial Statements

Reports of Independent Auditors

(a)(3) The following exhibits set forth below are filed as part of this annual report or are incorporated herein by reference.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 6, 1997*

3.2	Certificate of Designation, Preferences and Rights of Exchangeable Cumulative Redeemable Preferred Stock, Series A filed with the Delaware Secretary of State on June 11, 1997*

3.3	Certificate of Amendment to Certificate of Designation filed with the Delaware Secretary of State on November 16, 1998*

3.4	Certificate of Amendment of Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 26, 2000*

3.5	Certificate of Amendment of Restated Certificate of Incorporation filed with the Delaware Secretary of State on February 22, 2001*

3.6	Bylaws of the Company*

4.1	Indenture dated as of June 11, 1997 between the Company and U.S. Trust Company of California, N.A.*

4.2	Indenture dated as of May 21, 2003 between the Company and the Bank of New York.*

10.1	Warrant dated March 12, 1999 for the purchase of shares of common stock of the Company issued to Occidental Petroleum Corporation*

10.2	Stockholders Agreement and Subscription Agreement dated as of June 11, 1997 among the Company and Green Equity Investors II, LP, Richard H. Hillman, Michael J. Fourticq, Greg Fourticq, Brian P. McDermott, the Trustees of the McDermott Family Trust, Occidental Petroleum Corporation and the Stockholders identified on the signature pages thereto*

10.3	NQ Option Plan and form of Agreement*

10.4	ISO Option Plan and form of Agreements*

10.5	Lease for Dallas Distribution Center*

10.6	Lease for Ontario Distribution Center*

10.7	Lease for Bridgeport Distribution Center*

10.8	Form of Director’s and Officer’s Indemnification Agreement dated as of June 11, 1997 between the Company and certain members of management*

10.9	Management Agreement dated as of June 11, 1997 between the Company and Leonard Green & Partners, LP*

10.10	Purchase Agreement dated June 6, 1997 between the Company and BT Securities Corporation*

10.11	Registration Rights Agreement dated as of June 11, 1997 by and between the Company and BT Securities Corporation*

10.12	1998 Nonvoting Stock Option Plan*

Exhibit Number	Description

10.13	Amended and Restated Employment Agreement dated November 21, 2003 between the Company and Lawrence H. Hayward

10.14	Amended and Restated Employment Agreement dated November 21, 2003 between the Company and Donald J. Anderson

10.15	Loan and Security Agreement June 22, 2000 among the Company and Foothill Capital Corporation*

10.16	Amendment Number One to Loan and Security Agreement*

10.17	Secured, Non-recourse Promissory Note and Pledge Agreement - Lawrence H. Hayward*

10.18	Secured, Non-recourse Promissory Note and Pledge Agreement - Donald J. Anderson*

21.1	Subsidiaries*

24.1	Power of Attorney (included on signature page)

31.1	Certification of Lawrence H. Hayward

31.2	Certification of Donald J. Anderson

32.1	Certification of Lawrence H. Hayward and Donald J. Anderson

*	Previously filed

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on December 12, 2003.

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

Signature	Capacity	Date

/s/ LAWRENCE H. HAYWARD Lawrence H. Hayward	Chairman of the Board of Directors, Chief Executive Officer and President	December 12, 2003

/s/ JOHN M. BAUMER John M. Baumer	Director	December 12, 2003

/s/ JOHN G. DANHAKL John G. Danhakl	Director	December 12, 2003

/s/ MICHAEL J. FOURTICQ Michael J. Fourticq	Director	December 12, 2003

/s/ DONALD J. ANDERSON Donald J. Anderson	Chief Financial Officer, Director and Principal Accounting Officer	December 12, 2003