Form 10-Q
period 2003-12-27
LESLIES POOLMART INC
filed 2004-02-10
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 27, 2003

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

The number of shares of the registrant’s Common Stock outstanding at February 9, 2004 was 7,369,502 shares.

LESLIE’S POOLMART, INC.

AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended December 27, 2003

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Leslie’s Poolmart, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands)

	December 27, 2003	September 27, 2003
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,443	$10,022
Accounts and other receivables, net	4,324	7,801
Inventories	64,708	53,030
Prepaid expenses and other current assets	1,790	1,301
Deferred tax assets	6,028	6,028

Total current assets	79,293	78,182

Property, plant and equipment, at cost, net of accumulated depreciation	38,547	40,759
Goodwill, net	7,460	7,460
Deferred financing costs, net	2,174	2,069
Other assets	458	466

Total assets	$127,932	$128,936

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$29,375	$26,217
Accrued expenses	24,264	28,739
Income taxes payable	495	7,816

Total current liabilities	54,134	62,772

Revolving commitment	14,513	—
Other long term liabilities	9,507	7,914
Senior notes	59,495	59,495
Deferred tax liabilities	1,017	1,017

Total liabilities	138,666	131,198

Commitments and contingencies	—	—
Redeemable preferred stock, $0.001 par value; authorized – 2,000,000 shares; Issued and outstanding – 46,015 Series A at December 27, 2003 and 45,915 Series A at September 27, 2003	46,015	45,915
Stockholder’s equity (deficit):
Common stock, $0.001 par value, authorized 12,000,000 shares, Issued and outstanding 7,369,502 shares at December 27, 2003 and September 27, 2003, respectively	7	7
Stock subscriptions receivable	(450)	(450)
Paid-in capital	(44,714)	(44,714)
Retained deficit	(11,592)	(3,020)

Total stockholders’ deficit	(56,749)	(48,177)

Total liabilities and stockholders’ equity (deficit)	$127,932	$128,936

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Operations (unaudited)

Amounts In Thousands

	13 Weeks Ended
	December 27, 2003	December 28, 2002
Sales	$40,820	$35,897
Cost of merchandise and services sold, including warehousing and transportation expenses, and related occupancy costs	22,390	20,099

Gross profit	18,430	15,798
Selling, general and administrative expenses	27,731	26,499

Operating loss	(9,301)	(10,701)

Other (income) expense:
Interest expense	1,782	2,545
Interest income	(5)	(3)
Loss on disposal of fixed assets	284	111

Total other expense	2,061	2,653

Loss before taxes	(11,362)	(13,354)

Income tax benefit	(4,483)	(5,226)

Net loss	(6,879)	(8,128)

Series A Preferred Stock dividends and accretion	1,692	1,438

Loss applicable to common stockholders	$(8,571)	$(9,566)

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	13 Weeks Ended
	December 27, 2003	Decembers 28, 2002
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(6,879)	$(8,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,559	2,274
Amortization of loan fees and discounts	155	173
Allowance for doubtful accounts	75	93
Loss on disposition of assets	284	111
Changes in operating assets and liabilities
Accounts and other receivables	3,402	2,292
Inventories	(11,678)	(11,111)
Prepaid expenses and other current assets	(489)	(313)
Other assets	8	62
Accounts payable and accrued expenses	(1,317)	1,490
Income taxes payable	(7,321)	(6,100)

Net cash used in operating activities	(21,201)	(19,157)

Investing activities:
Purchase of property, plant and equipment	(644)	(131)
Proceeds from disposition of property, plant and equipment	13	3

Net cash used in investing activities	(631)	(128)

Financing activities:
Net line of credit borrowings	14,513	3,923
Payments on long-term debt	—	(14)
Payment of deferred financing cost	(260)	—

Net cash provided by financing activities	14,253	3,909

Net decrease in cash and cash equivalents	(7,579)	(15,376)

Cash and cash equivalents at beginning of period	10,022	17,996

Cash and cash equivalents at end of period	$2,443	$2,620

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(1) Presentation and Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week period ended December 27, 2003 are not necessarily indicative of the results that may be expected for the year ended October 2, 2004.

The balance sheet at December 27, 2003 has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Leslie’s Poolmart, Inc.’s annual report on Form 10-K for the year ended September 27, 2003.

(2) Organization and Operation

Leslie’s Poolmart, Inc. is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie’s Swimming Pool Supplies through 437 retail stores in 36 states; a nationwide mail order catalog; and an Internet E-commerce capability. The Company also repackages certain bulk chemical products for retail sale. The Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending in June and September.

(3) Inventories

Inventories consists of the following:

Amounts in thousands	December 27, 2003	September 27, 2003
Raw materials and supplies	$1,431	$371
Finished goods	63,277	52,659

Total Inventories	$64,708	$53,030

(4) Line of Credit Agreement

On October 31, 2003, the Company amended its Loan and Security Agreement (the “Amended Agreement”) with Wells Fargo Retail Finance LLC. The Amended Agreement extends the maturity date to January 15, 2008 and allows the Company to optionally increase its maximum borrowing to $75.0 million. The Amended Agreement contains certain financial covenants that include minimum calculated EBITDA levels, maximum capital expenditure amounts, Fixed Charge Coverage Ratio, and Senior Leverage Ratio. As of December 27, 2003, the Company was in compliance with these covenants.

(5) Stock Based Compensation

The Company has adopted the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” which amends SFAS No. 123 “Accounting for Stock-Based Compensation”. The Company has adopted the disclosure only provision of SFAS No. 123 and accordingly recognizes no compensation expense for employee stock option grants. Had compensation expense for these plans been determined consistent with SFAS No. 123, the Company losses would have increased by $20,000 and $15,000 for the 13 weeks ended December 27, 2003 and December 28, 2002, respectively.

(6) Recent Accounting Pronouncements

FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies existing accounting for whether variable interest entities, as defined in FIN 46, should be consolidated in financial statements based upon the investee’s ability to finance activities without additional financial support and whether investors possess characteristics of a controlling financial interest. Fin 46 applies to public entities that have interests in special purpose entities for periods ending after December 15, 2003. Application for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Company does not have any interests in variable interest entities and therefore this adoption will not have any effect on our results of operations or financial position.

In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective July 1, 2003. The Company at December 27, 2003 has $46.0 million of mandatorily redeemable preferred stock classified as mezzanine equity on the balance sheet. The effect of SFAS No. 150 will be to reclassify this balance from the mezzanine section of the balance sheet to a liability classification on the balance sheet. In addition, the accretion of the value of the preferred stock will be classified as interest expense instead of increasing retained deficit. In October 2003, the SFAS agreed to defer the effective date of Statement 150 to entities that have issued shares that are mandatorily redeemable on a fixed date at a fixed principal amount to fiscal periods beginning after December 15, 2003. Accordingly, the Company will adopt this standard beginning October 1, 2004. Had the standard been adopted during fiscal 2003, interest expense for the thirteen week periods ended December 27, 2003 and December 28, 2002 would have been increased by $1,692,000 and $1,438,000, respectively and preferred stock dividends and accretion in the statements of stockholders’ equity (deficit) would have been reduced by the same amount.

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

This discussion and analysis of our financial condition and results of operations, should be read in conjunction with our unaudited consolidated financial statements and disclosures included elsewhere in this report, and management’s discussion and analysis of financial condition and results of operations included as part of Form 10-K for the year 2003.

General

Leslie’s Poolmart, Inc. is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company currently markets its products through 437 Company-owned retail stores in 36 states; a nationwide mail order catalog; and an Internet E-commerce capability. Leslie’s is vertically integrated, operating a chemical repackaging facility in Ontario, California and a specialty chemical repackaging facility in Hebron, Kentucky. It supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Swedesboro, New Jersey; and Hebron, Kentucky.

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

Results of Operations

Net Sales. Net sales for the 13 weeks ended December 27, 2003 were $40.8 million compared to $35.9 million for the 13 weeks ended December 28, 2003. The 13.7% increase was due to comparable store sales increases coupled with the additional store count as compared to the prior year. Retail comparable store sales for the 13 weeks ended December 27, 2003 increased 9.3% as compared to the prior year. The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a measure of financial performance under accounting principles generally accepted in the United States (GAAP). Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

Gross Profit. Gross profit for the 13 weeks ended December 27, 2003 was $18.4 million compared to $15.8 million for the 13 weeks ended December 28, 2002. As a percentage of sales, gross profit was 45.2% for the first quarter of fiscal 2004 compared to 44.0% for the first quarter of fiscal 2003. Gross profit improved due to the increased sales, reductions in distribution expenses on a dollar and rate basis, and improvements in product acquisition costs.

Operating and Administrative Expense. Operating and administrative expense for the 13 weeks ended December 27, 2003, were $27.7 million compared to $26.5 million for the 13 weeks ended December 28, 2002. Operating and administrative expenses as a percentage of sales were 67.9% for the 13 weeks ended December 27, 2003 compared to 73.8% for the 13 weeks ended December 28, 2002. Operating expenses increased during the quarter due to the additional store count as compared to the prior year and the expense rate improved due to effective labor scheduling and the leverage of fixed expenses against the improved sales.

OperatingLoss. Operating loss for the 13 weeks ended December 27, 2003 was reduced by $1.4 million from a $10.7 million loss during the 13 weeks ended December 28, 2002 to an operating loss of $9.3 million for the 13 weeks ended December 27, 2003. The operating loss for the 13 weeks improved due to the improved gross margin and effective expense control achieved during the quarter.

Other Income and Expense. Net interest expense was $1.8 million for the 13 weeks ended December 27, 2003 compared to $2.5 million for the 13 weeks ended December 28, 2002. The decrease in interest expense was due primarily to the lower Senior Note debt balance in the quarter as compared to the previous year.

Income Taxes. The Company’s income tax benefit for the 13 weeks ended December 27, 2003 was $4.5 million as compared to a $5.2 million benefit for the 13 weeks ended December 28, 2002. The reduction in the income tax benefit was due primarily to the improved pre-tax loss as compared to the prior year.

Adjusted EBITDA. The EBITDA loss for the 13 weeks ended December 27, 2003 was $6.7 million versus an EBITDA loss of $8.4 million, for the 13 weeks ended December 28, 2002.

Adjusted EBITDA is determined as follows (1):

	13 Weeks Ended
Amounts in thousands	December 27, 2003	December 28, 2002
Net loss as reported	$(6,879)	$(8,128)
Depreciation	2,559	2,274
Interest expense, net	1,777	2,542
Loss on disposition of assets	284	111
Income tax benefit	(4,483)	(5,226)

Adjusted EBITDA loss	$(6,742)	$(8,427)

(1)	Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, and unusual charges. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States (GAAP), but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data all of which are prepared in accordance with GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations and presents a better measure of liquidity for those charges that are not anticipated to be incurred in the future. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

Financial Condition, Liquidity and Capital Resources

Changes in Financial Condition. Between September 27 2003 and December 27, 2003, total current assets increased by $1.1 million primarily as the result of a $11.7 million increase in inventory during the period offset by reductions in accounts receivable and cash. Inventory normally increases during this time frame as the Company prepares for its peak selling season.

During the same period, current liabilities decreased by $8.6 million due primarily to a $11.8 million decrease in income taxes payable and accrued expenses partially offset by a $3.2 million increase in accounts payable. The change in accounts payable reflects the additional purchases of inventory while the reduced income tax liability is due to the timing differences of tax payments.

Liquidity and Capital Resources. Net cash used in operating activities was $21.2 million for the 13 weeks ended December 27, 2003 compared to net cash used in operating activities of $19.2 million for the same period in the prior year. The change in the 13 weeks ended December 27, 2003 compared to the same period in 2002 was due primarily to the reductions in accounts payable and income taxes payable.

Capital expenditures for the 13 weeks ended December 27, 2003 were $0.6 million. Capital expenditures are expected to range between $9.0 and $11.0 million for fiscal 2004, primarily for the purpose of opening new stores. It is anticipated the balance of 2004 capital expenditures will be funded out of cash provided by operations and borrowings under the credit facility.

Net cash provided by financing activities for the 13 weeks ended December 27, 2003 was $14.3 million. Funds borrowed under the revolving credit portion of the Company’s credit facility are restricted to working capital and general corporate purposes, which includes capital expenditures. The level of borrowings under the Company’s credit facility is dependent primarily upon cash flows from operations, the timing of disbursements, long-term borrowing activity and capital expenditure requirements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s Loan and Security Agreement carries interest rate risk. Amounts borrowed under this Agreement bear interest at either LIBOR plus 1.5%, or at the Company’s choice, the lender’s reference rate. Should the lenders’ base rate change, the Company’s interest expense will increase or decrease accordingly. At the end of the current quarter, there was $14.5 million outstanding under this facility.

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

We are and may continue to be a party to various lawsuits and arbitrations from time to time. As of December 27, 2003, we were not a party to any legal proceedings that we believe are likely to have a material effect on our business.

Item 5.	Other Information – None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LESLIE’S POOLMART, INC.

By:	/s/ Lawrence H. Hayward

Lawrence H. Hayward
President and Chief Executive Officer

Date: February 9, 2004

By:	/s/ Donald J. Anderson

Donald J. Anderson
Executive Vice-President and Chief Financial Officer

Date: February 9, 2004