Form 10-Q
period 2004-03-27
LESLIES POOLMART INC
filed 2004-05-05
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 27, 2004

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

Yes ☐     No ☒

The number of shares of the registrant’s Common Stock outstanding at May 4, 2004 was 7,369,502 shares.

LESLIE’S POOLMART, INC.

AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended March 27, 2004

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Leslie’s Poolmart, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands)

	March 27, 2004	September 27, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,015	$10,022
Accounts and other receivables, net	4,813	7,801
Inventories	86,083	53,030
Prepaid expenses and other current assets	2,362	1,301
Deferred tax assets	11,351	6,028

Total current assets	110,624	78,182
Property, plant and equipment, at cost, net of accumulated depreciation	39,207	40,759
Goodwill, net	7,460	7,460
Deferred financing costs, net	2,053	2,069
Other assets	473	466

Total assets	$159,817	$128,936

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$59,009	$26,217
Accrued expenses	23,502	28,739
Income taxes payable	—	7,816

Total current liabilities	82,511	62,772
Revolving commitment	25,000	—
Other long term liabilities	11,162	7,914
Senior notes	59,495	59,495
Deferred tax liabilities	1,017	1,017

Total liabilities	179,185	131,198
Commitments and contingencies	—	—
Redeemable preferred stock, $0.001 par value; authorized – 2,000,000 shares; Issued and outstanding – 46,115 Series A at March 27, 2004 and 45,915 Series A at September 27, 2003	46,115	45,915
Stockholder’s equity (deficit):
Common stock, $0.001 par value, authorized 12,000,000 shares, Issued and outstanding 7,369,502 shares at March 27, 2004 and September 27, 2003, respectively	7	7
Stock subscriptions receivable	(450)	(450)
Paid-in capital	(44,714)	(44,714)
Retained deficit	(20,326)	(3,020)

Total stockholders’ deficit	(65,483)	(48,177)

Total liabilities and stockholders’ equity (deficit)	$159,817	$128,936

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Operations

(Dollar amounts in thousands)

	13 Weeks Ended		26 Weeks Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
	(unaudited)		(unaudited)
Sales	$38,848	$35,554	$79,668	$71,451
Cost of merchandise sold and services sold, including warehousing and transportation expenses	20,149	19,244	42,539	39,343

Gross profit	18,699	16,310	37,129	32,108
Selling, general and administrative expenses	28,626	27,218	56,357	53,717

Operating loss	(9,927)	(10,908)	(19,228)	(21,609)
Other expenses/(income):
Interest expense	1,834	2,689	3,616	5,234
Interest income	(5)	(13)	(10)	(16)
Other expense/(income)	(230)	101	54	212

Total other expense	1,599	2,777	3,660	5,430

Loss before income taxes	(11,526)	(13,685)	(22,888)	(27,039)
Income tax benefit	(4,547)	(5,362)	(9,030)	(10,588)

Net loss	(6,979)	(8,323)	(13,858)	(16,451)
Series A Preferred Stock dividends and accretion	(1,756)	(1,550)	(3,448)	(2,988)

Loss applicable to common shareholders	$(8,735)	$(9,873)	$(17,306)	$(19,439)

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	26 Weeks Ended
	March 27, 2004	March 29, 2003
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(13,858)	$(16,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,095	4,559
Amortization of loan fees and discounts	276	346
Allowance for doubtful accounts	153	184
Loss on disposition of assets	53	212
Deferred income taxes	(5,323)	(4,003)
Changes in operating assets and liabilities
Accounts and other receivables	2,835	1,731
Inventories	(33,053)	(32,391)
Prepaid expenses and other current assets	(1,061)	(1,402)
Other assets	(7)	66
Accounts payable and accrued expenses	27,555	27,233
Income taxes payable	(7,816)	(8,225)

Net cash used in operating activities	(25,151)	(28,141)

Investing activities:
Purchase of property, plant and equipment	(4,206)	(2,704)
Proceeds from disposition of property, plant and equipment	610	3

Net cash used in investing activities	(3,596)	(2,701)

Financing activities:
Net line of credit borrowings	25,000	19,000
Payments on long-term debt	—	(14)
Proceeds from issuance of common stock, net	—	30
Payment of deferred financing cost	(260)	—

Net cash provided by financing activities	24,740	19,016

Net decrease in cash and cash equivalents	(4,007)	(11,826)
Cash and cash equivalents at beginning of period	10,022	17,996

Cash and cash equivalents at end of period	$6,015	$6,170

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(1)	Presentation and Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 26-week period ended March 27, 2004 are not necessarily indicative of the results that may be expected for the year ended October 2, 2004.

The balance sheet at March 27, 2004 has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Leslie’s Poolmart, Inc.’s annual report on Form 10-K for the year ended September 27, 2003.

(2)	Organization and Operation

Leslie’s Poolmart, Inc. is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie’s Swimming Pool Supplies through 452 retail stores in 36 states; a nationwide mail order catalog; and an Internet E-commerce capability. The Company also repackages certain bulk chemical products for retail sale. The Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending in June and September.

(3)	Inventories

Inventories consists of the following:

Amounts in thousands	March 27, 2004	September 27, 2003
Raw materials and supplies	$1,225	$371
Finished goods	84,858	52,659

Total Inventories	$86,083	$53,030

(4)	Line of Credit Agreement

On October 31, 2003, the Company amended its Loan and Security Agreement (the “Amended Agreement”) with Wells Fargo Retail Finance LLC. The Amended Agreement extends the maturity date to January 15, 2008 and allows the Company to optionally increase its maximum borrowing to $75.0 million. The Amended Agreement contains certain financial covenants that include minimum calculated EBITDA levels, maximum capital expenditure amounts, Fixed Charge Coverage Ratio, and Senior Leverage Ratio. As of March 27, 2004, the Company was in compliance with these covenants.

(5)	Stock Based Compensation

The Company has adopted the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” which amends SFAS No. 123 “ Accounting for Stock-Based Compensation”. The Company has adopted the disclosure only provision of SFAS No. 123 and accordingly recognizes no compensation expense for employee stock option grants. Had compensation expense for these plans been determined consistent with SFAS No. 123, the Company losses would have increased by $27,000 and $15,000 for the 13 weeks ended March 27, 2004 and March 29, 2003, respectively and $47,000 and $30,000 for the 26 weeks ended March 27, 2004 and March 29, 2003, respectively.

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

In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective July 1, 2003. The Company at March 27, 2004 has $46.1 million of mandatorily redeemable preferred stock classified as mezzanine equity on the balance sheet. The effect of SFAS No. 150 will be to reclassify this balance from the mezzanine section of the balance sheet to a liability classification on the balance sheet. In addition, the accretion of the value of the preferred stock will be classified as interest expense instead of increasing retained deficit. In October 2003, the SFAS agreed to defer the effective date of Statement 150 to entities that have issued shares that are mandatorily redeemable on a fixed date at a fixed principal amount to fiscal periods beginning after December 15, 2003. Accordingly, the Company will adopt this standard beginning October 3, 2004. Had the standard been adopted during fiscal 2004, interest expense for the thirteen week periods ended March 27, 2004 and March 29, 2003 would have been increased by $1,756,000 and $1,550,000, respectively and $3,448,000 and $2,981,000 for the 26 week periods ended March 27, 2004 and March 29, 2003. The preferred stock dividends and accretion in the statements of stockholders’ equity (deficit) would have been reduced by the same amount.

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

General

Leslie’s Poolmart, Inc. is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company currently markets its products through 452 Company-owned retail stores in 36 states; a nationwide mail order catalog; and an Internet E-commerce capability. Leslie’s is vertically integrated, operating a chemical repackaging facility in Ontario, California and a specialty chemical repackaging facility in Hebron, Kentucky. It supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Swedesboro, New Jersey; and Hebron, Kentucky.

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

Results of Operations

Net Sales. Net sales for the 13 weeks ended March 27, 2004 were $38.8 million compared to $35.6 million for the 13 weeks ended March 29, 2003. The 9.3% increase was due to comparable store sales increases coupled with the additional store count as compared to the prior year. Year-to-date sales were $79.7 million as compared to $71.5 million in the prior year. Retail comparable store sales for the 13 weeks ended March 27, 2004 increased 4.1% as compared to the prior year. Retail comparable store sales for the 26 weeks ended March 29, 2004 increased 6.7% as compared to the prior year sales. The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a measure of financial performance under accounting principles generally accepted in the United States (GAAP). Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

Gross Profit. Gross profit for the 13 weeks ended March 27, 2004 was $18.7 million compared to $16.3 million for the 13 weeks ended March 29, 2003. As a percentage of sales, gross profit was 48.1% for the second quarter of fiscal 2004 compared to 45.9% for the second quarter of fiscal 2003. Gross profit improved due to the increased sales, reductions in distribution expenses on a dollar and rate basis, and improvements in product acquisition costs. For the 26 weeks ended March 27, 2004, gross profit was $37.1 million as compared to $32.1 million in the prior year. As a percentage of sales, gross profit was 46.6% as compared to 44.9% in the prior year.

Operating and Administrative Expense. Operating and administrative expense for the 13 weeks ended March 27, 2004, were $28.6 million compared to $27.2 million for the 13 weeks ended March 29, 2003. Operating and administrative expenses as a percentage of sales were 73.7% for the 13 weeks ended March 27, 2004 compared to 76.6% for the 13 weeks ended March 29, 2003. Operating expenses increased during the quarter due to the additional store count as compared to the prior year and the expense rate improved due to effective labor scheduling and the leverage of fixed expenses against the improved sales. Operating expenses were $56.4 million compared to $53.7 million for the 26 weeks ended March 29, 2003.

Operating Loss. Operating loss for the 13 weeks ended March 27, 2004 was reduced by $1.0 million from a $10.9 million loss during the 13 weeks ended March 29, 2003 to an operating loss of $9.9 million for the 13 weeks ended March 27, 2004. Operating loss for the 26 weeks ended March 27, 2004 was reduced by $2.4 million as compared to a $21.6 million loss in the first 26 weeks of last year. The operating loss for the 13 weeks improved due to the improved gross margin and effective expense control achieved during the quarter.

Other Income and Expense. Net interest expense was $1.8 million for the 13 weeks ended March 27, 2004 compared to $2.7 million for the 13 weeks ended March 29, 2003. The decrease in interest expense was due primarily to the lower Senior Note debt balance in the quarter as compared to the previous year. For the 26 weeks, the net interest expense was $3.6 million and $5.2 million, respectively.

Income Taxes. The Company’s income tax benefit for the 13 weeks ended March 27, 2004 was $4.5 million, or an effective rate of 39.5% as compared to a $5.4 million benefit, or an effective rate of 39.2% for the 13 weeks ended March 29, 2003. For the 26 weeks ended March 27, 2004, the income tax benefit was $9.0, or an effective rate of 39.5% as compared to $10.6 million benefit, or an effective rate of 39.2% for the prior year. The reduction in the income tax benefit was due primarily to the improved pre-tax loss as compared to the prior year.

Adjusted EBITDA. The adjusted EBITDA loss for the 13 weeks ended March 27, 2004 was $7.4 million versus an adjusted EBITDA loss of $8.6 million, for the 13 weeks ended March 29, 2003. For the 26 weeks ended March 27, 2004, the adjusted EBITDA improved by $2.9 million as compared to an adjusted EBITDA loss of $17.1 million in the prior year.

Adjusted EBITDA is determined as follows (1):

	13 Weeks Ended		26 Weeks Ended
Amounts in thousands	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Net loss as reported	$(6,979)	$(8,323)	$(13,858)	$(16,451)
Depreciation	2,536	2,285	5,095	4,559
Interest expense, net	1,829	2,676	3,606	5,218
Loss/(gain) on Disposition of assets	(230)	101	54	212
Income tax benefit	(4,547)	(5,362)	(9,030)	(10,588)

Adjusted EBITDA	$(7,391)	$(8,623)	$(14,133)	$(17,050)

(1)	Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, and unusual charges. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States (GAAP), but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data all of which are prepared in accordance with GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations and presents a better measure of liquidity for those charges that are not anticipated to be incurred in the future. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

Financial Condition, Liquidity and Capital Resources

Changes in Financial Condition. Between September 27 2003 and March 27, 2004, total current assets increased by $32.4 million primarily as the result of a $33.1 million increase in inventory during the period offset by reductions in accounts receivable and cash. Inventory normally increases during this time frame as the Company prepares for its peak selling season.

During the same period, current liabilities increased by $19.7 million due primarily to a $27.6 million increase in accounts payable and accrued expenses partially offset by a $7.8 million reduction in income taxes payable. The change in accounts payable reflects the additional purchases of inventory while the reduced income tax liability is due to the timing differences of tax payments.

Liquidity and Capital Resources. Net cash used in operating activities was $ 25.2 million for the 26 weeks ended March 27, 2004 compared to net cash used in operating activities of $28.1 million for the same period in the prior year. The change in the 26 weeks ended March 27, 2004 compared to the same period in 2003 was due primarily to the reduced net loss.

Capital expenditures for the 26 weeks ended March 27, 2004 were $4.2 million. Capital expenditures are expected to range between $9.0 and $11.0 million for fiscal 2004, primarily for the purpose of opening new stores. It is anticipated the balance of 2004 capital expenditures will be funded out of cash provided by operations and borrowings under the credit facility.

Net cash provided by financing activities for the 26 weeks ended March 27, 2004 was $24.7 million. Funds borrowed under the revolving credit portion of the Company’s credit facility are restricted to working capital and general corporate purposes, which includes capital expenditures. The level of borrowings under the Company’s credit facility is dependent primarily upon cash flows from operations, the timing of disbursements, long-term borrowing activity and capital expenditure requirements.

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

The Company’s Loan and Security Agreement carries interest rate risk. Amounts borrowed under this Agreement bear interest at either LIBOR plus 1.5%, or at the Company’s choice, the lender’s reference rate. Should the lenders’ base rate change, the Company’s interest expense will increase or decrease accordingly. At the end of the current quarter, there was $25.0 million outstanding under this facility.

Item 4.	Controls and Procedures.

Our Principal Executive Officer and Principal Accounting Officer reviewed our disclosure controls and procedures during the last 90 days. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information related to the Company (including our consolidated subsidiaries) that is required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting during the quarter ended March 27, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are and may continue to be a party to various lawsuits and arbitrations from time to time. As of March 27, 2004, we were not a party to any legal proceedings that we believe are likely to have a material effect on our business.

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

Date: May 4, 2004

By:	/s/ DONALD J. ANDERSON

Donald J. Anderson Executive Vice-President and Chief Financial Officer

Date: May 4, 2004