Form 10-K
period 2004-10-02
LESLIES POOLMART INC
filed 2004-12-15
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: October 2, 2004

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

The Number of Shares of Common Stock outstanding as of December 15, 2004 was 7,369,502.

LESLIE’S POOLMART, INC.

For the Fiscal Year Ended October 2, 2004

PART I

ITEM 1. BUSINESS

Leslie’s Poolmart, Inc. (“Leslie’s” or the “Company”) is the leading national specialty retailer of swimming pool supplies and related products. These products primarily consist of regularly purchased, non-discretionary pool maintenance items such as chemicals, equipment, cleaning accessories and parts, and also include fun, safety and fitness-oriented recreational items. The Company currently markets its products under the trade name Leslie’s Swimming Pool Supplies through 474 company-owned retail stores in 36 states and through mail order catalogs sent to selected pool owners nationwide. The Company was incorporated as a Delaware corporation in 1997.

The Company provides its customers a comprehensive selection of high quality products, competitive every day low prices and superior customer service through knowledgeable and responsive sales personnel who offer a high level of technical assistance at convenient store locations. The typical Leslie’s store contains 3,863 square feet of space, is located either in a strip center or on a freestanding site in an area of heavy retail activity, and draws its customers primarily from an approximately three-mile trade area. The Company maintains a proprietary mailing list of approximately 5.8 million addresses, including approximately 80% of the residential in-ground pools in the U.S. This highly focused list of target customers is central to the Company’s direct mail marketing efforts, which support both its retail store and mail order operations.

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

Products

Leslie’s offers its customers a comprehensive selection of products necessary to satisfy their swimming pool supply needs. During 2004, the Company stocked approximately 1,700 items in each store, with more than 30,000 additional items available through its other channels of distribution and special order processes. In 2004, approximately 420 items were displayed in the Company’s residential mail order catalogs and 1,800 items were in the commercial catalog, although special order procedures make nearly all Leslie’s products available to mail order customers as well.

The Company’s major product categories are pool chemicals; major equipment; cleaning and testing equipment; pool covers, reels, and liners; above-ground pools in a limited number of stores; and recreational items (which include swimming pool floats, games, lounges, masks, fins, snorkels and other “impulse” items).

Non-discretionary and regularly consumed products such as pool chemicals, major equipment and parts represented approximately 82% of total sales in fiscal 2004. The Company’s non-discretionary products typically have long shelf lives and are generally not prone to either obsolescence or shrinkage which could occur from changing technology or consumer buying patterns.

The Company believes that product quality and availability are key attributes considered by consumers when shopping for pool supplies and that the Company’s ability to provide a high quality, in-stock product offering is fundamental to its concept of value leadership. In addition to third-party brand names, Leslie’s carries a broad selection of products under the Leslie’s brand name. The Company believes that the Leslie’s brand name is one of the three most recognized brands in pool supplies and represents an image of quality to consumers. In fiscal 2004, Leslie’s brand name products accounted for approximately 37% of the Company’s total sales.

Channels of Distribution

Retail Store Operations. At the end of fiscal 2004, Leslie’s marketed its products through 474 retail stores in 36 states under the trade name Leslie’s Swimming Pool Supplies. California represents its single largest concentration of stores with 109, while 83 stores are located in Texas, and 96 stores are in the northeast/mid-Atlantic area. Leslie’s retail stores are located in areas with high concentrations of swimming pools and typically are approximately 3,900 square feet in size. In addition to the store manager, the typical Leslie’s store employs one assistant manager, who is generally a full-time employee. Additionally, Leslie’s makes frequent use of part-time and temporary employees to support its full-time employees during peak seasons. During 2004, the Company had 31 district managers, each of whom was responsible for approximately 14 stores.

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

Marketing

The majority of the Company’s marketing is done on a direct mail basis through its proprietary mailing list of approximately 5.7 million addresses at which, primarily, residential pools are located. Leslie’s has found that its ability to mail directly to this highly focused group is an effective and efficient way to conduct its marketing activities to both retail store and mail order customers. The Company constantly updates its address list through proprietary research techniques and in-store customer sign-ups.

Addresses on the Company’s proprietary list that are located within a specified service area of a retail store receive circulars once or twice per month from late March or early April through September or, selectively, through October. As a regular part of Leslie’s promotional activities, each mailer highlights specific items which are intended to increase store traffic, and reinforces to the customer the advantages of shopping at Leslie’s, which include everyday low pricing, a high level of customer service, and a broad selection of high quality products. Addresses outside the Company’s store service areas, and recently active mail order customers within those service areas, receive the Company’s mail order catalogs. The Company utilizes local print media when it enters a new market, and does so regularly in connection with its above-ground pool sales markets. New store openings typically involve additional advertising in the first two to three months of operation.

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

The Company’s principal chemical raw materials and granular chlorine compounds are purchased primarily from three suppliers. At the end of fiscal 1997, the Company entered into a multi-year product purchase agreement with a major producer of one of the principal chlorine compounds, the chlorinated isocyanurates. The Company believes there are several other reliable suppliers of chlorine products in the marketplace today. Although the Company has one sole source supplier for a nonchlorine shocking compound, the Company believes that termination of supply would not pose any significant problems because substitute chemicals and alternate shocking techniques are available. The Company believes that reliable alternative sources of supply are available for all of its raw materials and finished products.

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

Distribution

In 2004, the Company distributed all of its products to its retail stores and to its catalog customers through its leased distribution facilities in Ontario, California; Dallas, Texas; Swedesboro, New Jersey; and Hebron, Kentucky.

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

The Company competes on selected principal products such as chlorine with large volume, mass merchant and home center retailers. While the ability of these merchants to accept low margins on the limited number of items they offer makes them aggressive price competitors of the Company, they are not generally priced significantly below Leslie’s and do not offer the level of customer service or wide selection of swimming pool supplies available at Leslie’s.

Employees

As of October 2, 2004, Leslie’s employed 1,892 persons. During the height of the Company’s seasonal activities in 2004, it employed 2,696 persons, including seasonal and part-time store employees who generally are not employed during the off season. The Company is not subject to any collective bargaining agreements and believes its relationships with its employees are good.

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

ITEM 2. PROPERTIES

As of October 2, 2004, the Company operated 474 stores in 36 states. The following table sets forth information concerning the Company’s stores:

State	Number of Stores
Alabama	5
Arizona	40
Arkansas	1
California	109
Colorado	1
Connecticut	9
Delaware	2
Florida	32
Georgia	18
Illinois	6
Indiana	6
Iowa	1
Kansas	1
Kentucky	4
Louisiana	6
Maryland	5
Massachusetts	9
Michigan	7
Mississippi	1
Missouri	8
Nebraska	1
Nevada	14
New Hampshire	2
New Jersey	22
New Mexico	2
New York	21
North Carolina	4
Ohio	10
Oklahoma	7
Pennsylvania	18
Rhode Island	1
South Carolina	3
Tennessee	7
Texas	83
Utah	1
Virginia	7

Total Stores	474

Except for 26 owned stores, the Company has leases on the remaining retail stores with lease terms expiring between 2004 and 2013. The Company’s typical lease term is five years, and in the majority of instances, the Company has renewal options at increased rents. Five leases provide for rent contingent on sales exceeding specific amounts. No other leases require payment of percentage rent.

The Company’s corporate office is located in Phoenix, Arizona. The 38,000 square foot office building was leased for five years and had one five-year renewal option. During 2002, the Company renegotiated its existing lease adding approximately 16,000 square feet of space. The new lease extends the maturity until June 2009, and has one five-year renewal option.

The Company’s Southern California distribution center is located in a 183,000 square foot facility Ontario, California. The Ontario facility was leased for 10 years, expiring in 2007 and the lease has two five-year renewal options. The Company’s distribution facility in Dallas, Texas contains 100,000 square feet of space. The lease of this facility expires in 2005. The 119,000 square foot distribution facility in Bridgeport, New Jersey is leased for a 10-year term, expiring in 2008. The lease includes options to renew for two five-year periods. The 146,000 square foot distribution center in Covington, Kentucky was leased for a 12 year term and provides for two five-year renewal options.

ITEM 3. LEGAL PROCEEDINGS

The Company is routinely involved in legal proceedings related to the ordinary course of its business; however, we are currently not party to any material legal proceedings. Management does not believe any current legal proceedings will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the Company’s common stock. There are 11 holders of the Company’s common stock. The Company has not paid any dividends on its common stock and does not anticipate doing so in the foreseeable future.

Recent Sales of Unregistered Securities

We have not made any sales of unregistered securities during the past three years.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data of the Company as of and for the fiscal years ended October 2, 2004, September 27, 2003, September 28, 2002, September 29, 2001 and September 30, 2000. The fiscal year ended October 2, 2004 consists of 53 weeks, and all other presented consist of 52 weeks. This financial data was derived from the audited historical consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements of the Company and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	Fiscal Years Ended
(Dollar Amounts in Thousands,)	October 2, 2004	September 27, 2003	September 28, 2002	September 29, 2001	September 30, 2000
Operating Results:
Sales	$356,041	$327,165	$313,311	$301,700	$303,163
Gross Profit	172,113	155,946	146,971	135,298	131,195
Gross Margin (1)	48.3%	47.7%	46.9%	44.8%	43.3%
Loss on Disposition of Fixed Assets	440	497	1,332	919	1,477
Depreciation and Amortization	10,628	9,586	9,044	8,623	8,579
Income from Operations(1)	34,232	27,656	20,073	15,559	6,479
Interest Expense, net	7,172	9,566	10,690	12,320	12,536
Net Income/(Loss) (1)	16,246	10,343	4,693	1,218	(4,713)
Balance Sheet Data:
Working Capital	33,354	15,410	34,634	28,548	31,257
Total Assets	142,592	128,936	141,764	132,310	137,577
Long-term Debt	59,495	59,495	90,000	90,867	90,988
Preferred Stock	46,316	45,915	45,517	42,314	37,526
Stockholders’ Deficit	(39,091)	(48,177)	(52,899)	(52,284)	(47,764)
Selected Operating Data:
Capital Expenditures	9,286	8,107	8,040	7,371	9,129
Unusual and Restructuring Charges(1,2)	—	—	1,500	1,466	3,173
Adjusted EBITDA(1,2)	44,860	37,242	30,617	25,648	18,655
Adjusted EBITDA Margin(1,3)	12.6%	11.4%	9.8%	8.5%	6.1%
Cash flow from Operating Activities	19,745	32,236	20,205	15,149	11,723

Cash flow used in Investing Activities	(8,668)	(8,098)	(8,020)	(7,233)	(8,656)
Cash flow used in Financing Activities	(260)	(32,112)	(957)	(6,400)	(3,432)
Number of Employees	1,892	2,006	1,843	1,805	1,813
Number of Stores	474	437	410	391	383

Comparable Store Sales Growth(4)	3.3%	2.3%	1.9%	(0.8)%	3.8%

(1)	During the second quarter of 2002, the Company recorded an unusual charge of $1.5 million for expenses associated with defending a purported class action lawsuit that was settled. The Company recorded a restructuring charge of $1.5 million in the first quarter of 2001 for expenses associated with the relocation of its corporate office to Phoenix, Arizona. In the fourth quarter of 2000, the Company recognized an unusual charge consisting of $2.1 million for expenses principally associated with its decision to write-off nonproductive aged inventory, $0.8 million in restructuring costs for expenses associated with the relocation of its corporate office, and an additional $0.2 million in accrued expenses for other corporate office move related expenses.

(2)	Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, stock compensation expense, write-off of debt issuance costs and unusual charges. Adjusted EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles (GAAP), but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data which are all prepared in accordance with GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

The calculation of Adjusted EBITDA is shown as follows:

	Fiscal Years Ended
(Amounts in Thousands)	October 2, 2004	September 27, 2003	September 28, 2002	September 29, 2001	September 30, 2000
Net income/(loss)	16,246	$10,343	$4,693	$1,218	$(4,713)
Depreciation and amortization	10,628	9,586	9,044	8,623	8,579
Stock compensation expense	—	—	—	—	424
Unusual charges	—	—	1,500	1,466	3,173
Interest expense, net	7,172	9,566	10,690	12,320	12,536
Write-off of debt issuance costs	—	420	—	—	—
Loss on disposition of assets	440	497	1,332	919	1,477
Income tax expense/(benefit)	10,374	6,830	3,358	1,102	(2,821)

Adjusted EBITDA	$44,860	$37,242	$30,617	$25,648	$18,655

(3)	Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of sales.
(4)	The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a measure of financial performance under GAAP. Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

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

EXECUTIVE SUMMARY

Leslie’s is the leading national specialty retailer of swimming pool supplies and related products. The Company offers a broad range of products that consist of regularly purchased, non-discretionary pool maintenance items such as chemicals, equipment, cleaning accessories and parts, and also include fun, safety and fitness-oriented recreational items. The Company markets its products through 471 company-owned retail stores, three company-owned commercial service centers in 36 states and through catalogs and other offerings made available to select residential and commercial pool owners nationwide via mail order and internet channels.

The Company provides its customers a comprehensive selection of high quality products, competitive every day low prices and superior customer service through knowledgeable and responsive sales personnel who offer a high level of technical assistance at convenient store locations. The typical Leslie’s store contains 3,863 square feet of space, is located either in a strip center or on a freestanding site in an area of heavy retail activity, and draws its customers primarily from an approximately three-mile trade area. The Company operates three commercial service centers that average approximately 11,000 square feet of space and are located primarily in industrial type real estate space. These centers are designed to cater to the Company’s existing non-residential commercial and service customers and provide more customized service then is typically available at the other retail locations. The Company also maintains a proprietary mailing list of approximately 5.8 million addresses, including approximately 80% of the residential in-ground pools in the U.S. This list of customers is central to the Company’s direct mail marketing efforts, which support both its retail store and mail order operations.

Results of Operations

The following table sets forth certain statements of income data expressed as a percentage of sales for the periods indicated.

	Fiscal Years Ended
	October 2, 2004	September 27, 2003	September 28, 2002
Sales	100.0%	100.0%	100.0%
Cost of sales	51.7	52.3	53.1

Gross margin	48.3	47.7	46.9
Selling, general and administrative expense	38.7	39.2	39.9
Unusual expense	—	—	0.5
Amortization of goodwill	—	—	0.1

Operating income	9.6	8.5	6.4
Other interest/income	2.1	3.2	3.8
Income tax expense	2.9	2.1	1.1

Net income	4.6%	3.2%	1.5%

Fiscal year 2004 compared to Fiscal year 2003:

For the 53 weeks ended October 2, 2004, sales increased 8.8% to $356.0 million from $327.2 million in the 52 weeks of 2003. The sales increase is attributable to an increase in comparable store sales as well as the addition of 38 new store locations offset by the closing of one store during the 53 weeks of 2004.

Comparable store sales increased 3.3% as compared to the prior year. The comparable store sales increase was attributable to increased marketing and merchandising efforts and an increase in customer counts. For definition purposes, a store is considered a comparable store in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed.

Gross profit for the fiscal year ended October 2, 2004 improved to $172.1 million or 48.3% of sales, as compared to $155.9 million or 47.7% in 2003. Gross profit represents sales less the cost of services and purchased goods, chemical repackaging costs, and related distribution costs. The gross margin percent increase in 2004 is a result of the lower acquisition costs and improved distribution expenses as compared to the prior year.

In 2004, total operating expenses were $137.9 million, versus $128.3 million in 2003, an increase of 7.5%. The increase in operating expenses in 2004 was due primarily to the costs associated with the increase in store count and higher insurance expenses associated with workers compensation and property and casualty coverage. The Company expects to be impacted by continuing increases in insurance related expenses. However, the Company does not expect to experience cost increases of greater proportion than the retail industry in general. Expenses as a percent of sales were 38.7% as compared to 39.2% in the prior year.

For the fiscal year ended October 2, 2004, the Company recognized losses on the disposition of fixed assets totaling approximately $440,000 as compared to $497,000 in the prior year. These losses were primarily associated with the Company’s decision to close or relocate stores that were unproductive or not meeting expectations.

Adjusted EBITDA in 2004 increased 20.5% to $44.9 million from $37.2 million in the 52 weeks of 2003. This increase was primarily the result of increased sales, improved gross margins and effective expense controls achieved during the year.

Income from operations for the period increased 23.8% to $34.2 million from $27.7 million in 2003 as a result of the previously noted items.

Interest expense was $7.2 million in 2004, as compared to $9.6 million in 2003. The decrease was primarily the result of reduced average debt balances and the reduction in the related borrowing rates during the year.

The Company recorded $420,000 of expenses in 2003 for the write-off of debt issuance costs associated with the refinancing of its Senior Notes due 2004 that was completed in May of 2003.

The Company recorded income tax expenses of $10.4 million in 2004, or an effective tax rate of 39.0% versus $6.8 million, or an effective tax rate of 39.8% in the prior year. The decrease in effective tax rate is partially related to the benefit the Company received related to the change in federal tax rate applied to net deferred tax assets.

Fiscal year 2003 compared to Fiscal year 2002

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

Adjusted EBITDA in 2002 increased 21.6% to $37.2 million from $30.6 million in the same 52 weeks of 2002. This increase was primarily the result of increased sales, improved gross margins and effective expense controls achieved during the year.

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

Risks Relating to the Company

A small group of stockholders are able to exercise control over our business.

Green Equity Investors II, L.P., through its ownership of a majority of the outstanding shares of Leslie’s common stock, together with Michael J. Fourticq, by virtue of contractual arrangements, have the power to elect a majority of our board of directors. Accordingly, Green Equity Investors and Mr. Fourticq have the power to approve all amendments to our certificate of incorporation and bylaws and to effect fundamental corporate transactions such as mergers, asset sales and public offerings.

Our continued success depends on our successful expansion in new and existing markets.

Our continued growth depends to a significant degree on our ability to open new stores in existing and new markets and to operate these stores on a profitable basis. To a lesser extent, our continued growth depends on increasing comparable store sales. We opened 19 net new stores in 2002, 28 net additional retail stores in 2003 and 37 net additional stores in 2004. We cannot assure you that we will be able to open new stores in a timely manner; to hire, train and integrate employees; to continue locating and obtaining favorable store sites; and to adapt our distribution, management information and other operating systems to the extent necessary to grow in a successful and profitable manner. Further, we cannot assure you that our new stores will achieve historical levels of sales or profitability. Additionally, our expansion plans could be adversely affected by a significant downturn in the economy and resulting decrease in new home and swimming pool construction. We expect that our quarterly results of operations will fluctuate depending on the timing and the amount of revenue contributed by new stores and, to a lesser degree, the timing of costs associated with the opening of new stores.

Our results of operations fluctuate as a result of weather conditions.

Our business exhibits substantial seasonality which we believe is typical of the swimming pool supply industry. In general, sales and earnings are highest during the second and third quarters, which represent the peak months of swimming pool use. Typically, all of our operating income is generated in these two quarters which offsets the operating losses incurred in each of the other two quarters. Our business is significantly affected by weather patterns. For example, unseasonably late warming trends can decrease the length of the pool season, and unseasonably cool weather and/or extraordinary amounts of rainfall in the peak season may decrease swimming pool use, resulting in lower maintenance needs and decreased sales.

We may not be able to successfully compete.

Most of our competition comes from local stores or regional chains which, unlike us, do not repackage products and which generally buy products in smaller quantities. The chain store competitors include a large franchise operator of approximately 140 retail outlets in the Florida market and a limited number of other retail chains of approximately 15 to 30 stores. We compete on selected principal products with large-volume mass merchants and home centers which offer a limited selection of pool supplies as compared to us. There are no proprietary technologies or other significant barriers to prevent other firms from entering the swimming pool supply retail market in the future. Competition could adversely impact our sales and operating margins.

Our business includes the packaging and storage of chemicals and an accident related to those chemicals could subject us to liability and increases costs.

We operate a chemical repackaging facility in Ontario, California and store chemicals in our retail stores and in distribution facilities in Ontario, California; Dallas, Texas; Swedesboro, New Jersey and Hebron, Kentucky. Since some of the chemicals we repackage and store are flammable or combustible compounds, we must comply with various fire and safety ordinances. However, a fire at one of our facilities could give rise to liability claims against us. In addition, if an incident involves the repackaging or a distribution facility, we might be required temporarily to use alternate sources of supply which could increase our cost of sales.

We are dependent on key personnel and the loss of their services could adversely affect us.

We believe that our success is largely dependent upon the abilities and experience of our senior management team. The loss of services of one or more of these senior executives could adversely affect our results of operations.

Liquidity and Capital Resources

Overview

The following table sets highlights selected cash flow components for fiscal year 2004 and fiscal year 2003, and selected balance sheet components as of October 2, 2004 and September 27, 2003.

	Fiscal Years Ended
(Dollar amounts in thousands)	October 2, 2004	September 27, 2003	Dollar Change	Percent Change
Cash provided by (used in):
Operating activities	$19,745	$32,236	$(12,491)	(38.8)%
Investing activities	(8,668)	(8,098)	(570)	7.0
Financing activities	(260)	(32,112)	31,852	99.2

Cash & cash equivalents	$20,839	$10,022	$10,817	107.9%
Working Capital	33,354	15,410	17,944	116.4
Other long term liabilities	14,673	7,914	6,759	85.4
Senior notes, due 2008	59,495	59,495	—	—

Working capital

Working capital as of October 2, 2004 and September 27, 2003 consisted of the following:

	Fiscal Years Ended
(Dollar amounts in thousands)	October 2, 2004	September 27, 2003	Dollar Change	Percent Change
Cash and cash equivalents	$20,839	$10,022	$10,817	107.9%
Accounts and other receivables	10,505	7,801	2,704	34.7
Inventories	54,765	53,030	1,735	3.3
Prepaid expenses and other current assets	1,404	1,301	103	7.9
Deferred tax assets	6,981	6,028	953	15.8

Total current assets	94,494	78,182	16,312	20.9

Accounts payable	22,247	26,217	(3,970)	(15.1)
Accrued expenses	30,643	28,739	1,904	6.6
Income taxes payable	8,250	7,816	434	5.6

Total current liabilities	61,140	62,772	(1,632)	(2.6)

Working capital	$33,354	$15,410	$17,944	116.4%

From September 27, 2003 to October 2, 2004, total current assets increased $16.3 million from $78.2 million to $94.5 million. The increase in current assets resulted primarily from the increase in cash and partially to an increase in inventories due to the increase in store count.

Total current liabilities decreased by $1.6 million from October 2, 2004 as compared to September 27, 2003. Accounts payables decreased slightly as compared to the prior year due to the timing of disbursements.

For the fiscal year ended October 2, 2004, net cash provided by operating activities was $19.7 million compared to cash provided by operating activities of $32.2 million in the prior year. The change was due primarily to the increase in profitability, changes in accounts payable and accrued expenses due to the timing of disbursements.

In 2004, cash used in investing activities was $8.7 million as compared with $8.1 million in the prior year. The Company anticipates cash used in investing activities to increase in 2005 primarily related to the opening of additional stores.

Cash used in financing activities was $0.3 million in fiscal year 2004 compared with cash used in financing activities of $32.1 million in 2003. The significant decrease in financing activities was due to the early redemption of $30.5 million aggregate principle amount of Senior Notes due 2004 completed in fiscal 2003. The Company had no borrowings at year-end 2004 or 2003 under its secured loan agreement and at October 2, 2004 the Company had $35.3 million of borrowing capacity. Funds borrowed under this agreement are used primarily to fund working capital and other general corporate purposes.

Other long term liabilities increased by $6.8 million due to the increase in accrued dividends and interest payable on the Series A Preferred Stock. During fiscal 2003, this annual cumulative dividend converted to an accrued cash dividend and is payable at the annual rate of 15.875 percent, compounded semi-annually. As of October 2, 2004, the cumulative unpaid dividend is $14.7 million as compared to $7.9 million as of September 27, 2003.

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

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s significant contractual obligations as of October 2, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at October 2, 2004 and certain other purchase obligations as discussed below.

(in thousands)	Payments Due By Period
Contractual obligations	Total	Less than 1 Year	1 – 3 years	4 – 5 years	After 5 years
Senior notes	$59,495	$—	$—	$59,495	$—
Operating leases	107,413	30,821	46,428	25,213	4,951

Total contractual obligations	$166,908	$30,821	$46,428	$84,708	$4,951

(in thousands)	Amounts of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 – 3 years	4 – 5 years	After 5 years
Standby letters of credit	$3,062	$3,062	$—	$—	$—

Financial responsibility bonds	$227	$106	$121	$—	$—

Purchase orders for raw materials, finished goods and other goods and services are not included in the above table. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. For the purpose of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors with relatively short timetables. We do not have significant agreements for the purchase of raw materials or finished goods specifying minimum quantities or set prices that exceed our short-term expected requirements.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

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

Inventories are stated at the lower of cost or market. The Company values inventory using the weighted average method. Included in cost of sales are the costs of services and purchased goods, chemical repackaging costs and related distribution costs. The Company recognizes consideration received from vendors at the time our obligations to purchase products or perform services have been completed. These items are recorded as a reduction in cost of goods sold in the statement of operations.

Summarized Quarterly Financial Data (Unaudited)

( Dollar Amounts In Thousands)

2004	13 Weeks Dec. 27	13 Weeks March 27	13 Weeks June 26	14 Weeks Oct. 2
Sales	$40,820	$38,848	$151,953	$124,420
Gross profit	18,430	18,699	75,223	59,761
Operating income/(loss)	(9,301)	(9,927)	33,778	19,682
Net income/(loss)	(6,879)	(6,979)	19,257	10,847
Adjusted EBITDA(1)	(6,742)	(7,391)	36,383	22,610
Comparable store sales growth/(decline) (2)	9.3%	4.1%	5.7%	(1.8%)

	13 Weeks Ended
2003	Dec. 28	March 29	June 28	Sept. 27
Sales	$35,897	$35,554	$139,026	$116,688
Gross profit	15,798	16,310	68,975	54,863
Operating income/(loss)	(10,701)	(10,908)	31,545	17,720
Net income/(loss)	(8,128)	(8,323)	17,337	9,457
Adjusted EBITDA(1)	(8,427)	(8,623)	33,904	20,388
Comparable store sales growth/(decline) (2)	13.7%	2.5%	(2.9%)	5.9%

(1)	Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, stock compensation expense, write-off of debt issuance costs and unusual charges. Adjusted EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles (GAAP), but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data all of which are prepared in accordance with GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.
(2)	The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a measure of financial performance under GAAP. Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

Recent Accounting Pronouncements

FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies existing accounting for whether variable interest entities, as defined in FIN 46, should be consolidated in financial statements based upon the investee’s ability to finance activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created or acquired after January 31, 2003, the provision was to be applied for the first interim or annual period beginning after June 15, 2003. In October 2003, the FASB delayed the effective date of this provision until the first interim or annual period ending after December 15, 2003. The Company does not have any variable interest entities and therefore this adoption did not have any effect on our results of operations or financial position.

In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective July 1, 2003. The Company at September 27, 2003 has $45.9 million of mandatorily redeemable preferred stock classified as mezzanine equity on the balance sheet. The effect of SFAS No. 150 will be to reclassify this balance from the mezzanine section of the balance sheet to a liability classification on the balance sheet. In addition, the accretion of the value of the preferred stock will be classified as interest expense instead of reducing retained deficit. In October 2003, the SFAS agreed to defer the effective date of Statement 150 to entities that have issued shares that are mandatorily redeemable on a fixed date at a fixed principal amount to fiscal periods beginning after December 15, 2003. Accordingly, the Company will adopt this standard beginning October 1, 2004. Had the standard been adopted during fiscal 2004 and 2003, interest expense for the year ended October 2, 2004 and September 27, 2003 would have been increased by $7,160,000 and $6,191,000, respectively and preferred stock dividends and accretion in the statements of stockholders’ equity would have been reduced by the same amount.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Leslie’s Poolmart, Inc.:

We have audited the accompanying consolidated balance sheets of Leslie’s Poolmart, Inc. and subsidiaries as of October 2, 2004 and September 27, 2003 and the related consolidated statements of income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended October 2, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States) . Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leslie’s Poolmart, Inc. and subsidiaries at October 2, 2004 and September 27, 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 2, 2004, in conformity with U.S. generally accepted accounting principles.

/S/ ERNST & YOUNG LLP

Phoenix, Arizona

November 19, 2004

Leslie’s Poolmart, Inc.

Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	October 2, 2004	September 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$20,839	$10,022
Accounts and other receivables, net	10,505	7,801
Inventories, net	54,765	53,030
Prepaid expenses and other current assets	1,404	1,301
Deferred tax assets	6,981	6,028

Total current assets	94,494	78,182

Property, plant and equipment, at cost, net of accumulated depreciation	38,359	40,759
Goodwill, net	7,460	7,460
Deferred financing costs, net	1,811	2,069
Other assets	468	466

Total assets	$142,592	$128,936

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$22,247	$26,217
Accrued expenses	30,643	28,739
Income taxes payable	8,250	7,816

Total current liabilities	61,140	62,772

Other long term liabilities	14,673	7,914
Senior notes	59,495	59,495
Deferred tax liabilities	59	1,017

Total liabilities	135,367	131,198

Commitments and contingencies	—	—

Series A redeemable preferred stock, $0.001 par value, authorized 2,000,000 shares, Issued and outstanding 46,316 shares at October 2, 2004 and 45,915 shares at September 27, 2003	46,316	45,915

Stockholders’ equity (deficit):
Common stock, $0.001 par value, authorized 12,000,000 shares, Issued and outstanding 7,369,502 shares at October 2, 2004 and September 27, 2003, respectively	7	7

Stock subscription receivable	(450)	(450)
Paid-in capital	(44,714)	(44,714)
Retained earnings (deficit)	6,066	(3,020)

Total stockholders’ deficit	(39,091)	(48,177)

Total liabilities and stockholders’ equity (deficit)	$142,592	$128,936

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Income

(Dollar Amounts in Thousands)

	Fiscal Years Ended
	October 2, 2004	September 27, 2003	September 28, 2002
Sales	$356,041	$327,165	$313,311
Cost of merchandise and services sold, including warehousing and transportation expenses, and related occupancy costs	183,928	171,219	166,340

Gross profit	172,113	155,946	146,971

Selling, general and administrative expenses	137,881	128,290	125,079
Unusual expense	—	—	1,500
Amortization of goodwill	—	—	319

Operating income	34,232	27,656	20,073

Other (income) expense:
Interest expense	7,204	9,598	10,708
Write-off of debt issuance costs	—	420	—
Interest income	(32)	(32)	(18)
Loss on disposition of fixed assets	440	497	1,332

Total other expense	7,612	10,483	12,022

Income before taxes	26,620	17,173	8,051

Income tax expense	10,374	6,830	3,358

Net income	16,246	10,343	4,693

Series A preferred stock dividends and accretion	7,160	6,191	5,325

Income/(loss) applicable to common shareholders	$9,086	$4,152	$(632)

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit )

(Dollar Amounts in Thousands, except share amounts)

	Common Stock		Stock Subscription Receivable	Additional Paid In Capital	Retained Earnings/ (Deficit)	Total Stockholders’ Equity/(Deficit)
	Number of Shares	Amount
Balance, at September 29, 2001	7,057,105	$7	$(450)	$(45,301)	$(3,020)	$(2,284)

Series A preferred stock dividends and accretion	—	—	—	—	(5,325)	(5,325)
Issuance common stock	8,333	—	—	17	—	17
Net income	—	—	—	—	4,693	4,693

Balance, at September 28, 2002	7,065,438	7	(450)	(45,284)	(7,172)	(52,899)

Series A preferred stock dividends and accretion	—	—	—	—	(6,191)	(6,191)
Issuance common stock (1)	390,270	—	—	1,070	—	1,070
Repurchase common stock	(86,206)			(500)	—	(500)
Net income	—	—	—	—	10,343	10,343

Balance, at September 27, 2003	7,369,502	7	(450)	(44,714)	(3,020)	(48,177)

Series A preferred stock dividends and accretion	—	—	—	—	(7,160)	(7,160)
Net Income	—	—	—	—	16,246	16,246

Balance, at October 2, 2004	7,369,502	$7	$(450)	$(44,714)	$6,066	$(39,091)

(1)	Net of related income tax benefit of $655,000.

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Fiscal Years Ended
	October 2, 2004	September 27, 2003	September 28, 2002
OPERATING ACTIVITIES:
Net income	$16,246	$10,343	$4,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,628	9,661	9,044
Amortization of loan fees and discounts	518	1,174	664
Allowance for doubtful accounts	316	660	437
Deferred income taxes	(1,911)	855	(2,263)
Loss on disposition of assets	440	497	1,332
Changes in operating assets and liabilities:
Accounts and other receivables	(3,020)	(1,063)	(385)
Inventories	(1,735)	2,510	395
Prepaid expenses and other current assets	(103)	(66)	(59)
Other assets	(2)	92	(74)
Accounts payable and accrued expenses	(2,066)	7,982	4,195
Income taxes payable	(434)	(409)	2,226

Net cash provided by operating activities	19,745	32,236	20,205

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(9,286)	(8,107)	(8,040)
Proceeds from disposition of property, plant and equipment	618	9	20

Net cash used in investing activities	(8,668)	(8,098)	(8,020)

FINANCING ACTIVITIES:
Payments of long-term debt	—	(30,519)	(974)
Purchase of common stock	—	(500)	—
Payments of deferred financing cost	(260)	(2,163)	—
Proceeds from issuance of common stock, net	—	1,070	17

Net cash used in financing activities	(260)	(32,112)	(957)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	10,817	(7,974)	11,228
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,022	17,996	6,768

CASH AND CASH EQUIVALENTS AT END OF YEAR	$20,839	$10,022	$17,996

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements

1. Business and Operations

Leslie’s Poolmart, Inc. (the Company) is a specialty retailer of swimming pool supplies and related products. As of October 2, 2004, the Company marketed its products under the trade name Leslie’s Swimming Pool Supplies through 474 retail stores in 36 states and through mail order catalogs sent to selected swimming pool owners nationwide. The Company also repackages certain bulk chemical products for retail sale. The Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending in June and September.

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

Fiscal Periods

The Company fiscal year ends on the Saturday closest to September 30. The fiscal year ended on October 2, 2004, included 53 weeks, and the fiscal years ended September 27, 2003, and September 28, 2002 included 52 weeks.

Cash and Cash Equivalents

The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents.

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements

Accounts and Other Receivables, Net

Accounts and other receivables include allowances for doubtful accounts of $928,000, $1,125,000 and $717,000 at October 2, 2004, September 27, 2003 and September 28, 2002, respectively.

Allowance for doubtful accounts consists of the following:

	Balance at beginning of period	Additions Charged to costs and expenses	Deductions Write-off of Bad debts	Balance at end of period
Balance at September 28, 2002	$422,000	$437,000	$(142,000)	$717,000
Balance at September 27, 2003	717,000	660,000	(252,000)	1,125,000
Balance at October 2, 2004	1,125,000	316,000	(513,000)	928,000

Inventories, Net

Inventories are stated at the lower of cost or market. The Company values inventory using the weighted average method.

Inventory reserves consist of the following:

	Balance at beginning of period	Additions Charged to costs and expenses	Deductions Write-off of Inventories	Balance at end of period
Balance at September 28, 2002	$142,000	$586,000	$(234,000)	$494,000
Balance at September 27, 2003	494,000	1,130,000	(433,000)	1,191,000
Balance at October 2, 2004	1,191,000	420,000	(364,000)	1,247,000

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

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements

Goodwill

The excess of the acquisition price over the fair value of the net assets at the date of acquisition is included in the accompanying consolidated balance sheets as “Goodwill.” In accordance with the provisions of SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets, the Company applied the new rules on accounting for goodwill and other intangible assets deemed to have indefinite lives beginning on September 29, 2002. The Company also performed the required impairment tests of goodwill and indefinite lived intangible assets and there was no impairment identified. The Company no longer amortizes its goodwill under SFAS No. 142, but does subject its goodwill to periodic assessments as defined therein. The balance recorded at October 2, 2004 and September 27, 2003 was net of accumulated amortization of $3.1 million. The Company recorded no amortization for the years ended October 2, 2004 and September 27, 2003 and $319,000 for the year-ended September 28, 2002.

Deferred Financing Costs

In connection with issuing the Senior Notes due 2004 and entering into a credit agreement in 1997, the Company paid $3.7 million in financing costs that are being deferred and amortized over the lives of the corresponding agreements. During fiscal 2003, the Company recorded $2.2 million in costs associated with the exchange of $59.5 million of Senior Notes due 2004 and concurrently expensed $420,000 of unamortized costs associated with the original 1997 Senior Note issuance. The balance recorded at October 2, 2004 and September 27, 2003 was net of accumulated amortization of $1.3 million and $744,000, respectively.

Income Taxes

The Company provides for deferred income taxes relating to timing differences in the recognition of income and expense items (primarily depreciation and amortization) for financial and tax reporting purposes. Deferred taxes at October 2, 2004 and September 27, 2003 include a provision for the differences between tax and financial asset values except that deferred taxes were not provided with respect to amounts allocated to goodwill.

Sales

Revenue on retail sales is recognized upon purchase by the customer. Revenue on services is recognized as services are performed and the fee is fixed or determinable and collection is probable. Terms are customarily FOB shipping point or point of sale, net of related discounts. The Company does not provide an estimated allowance for sales returns as they are deemed to be immaterial.

Cost of Sales

Included in cost of sales are the costs of services and purchased goods, chemical repackaging costs and related distribution costs. The Company recognizes consideration received from vendors at the time the obligations to purchase products or perform services have been completed. These items are recorded as a reduction in cost of goods sold in the statement of income.

Shipping and Handing Costs

The Company records shipping and handling costs paid by customers as a reduction in cost of sales. Likewise, the actual costs for shipping and handling are charged to cost of sales.

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements

Advertising

The Company expenses advertising during the period of the event. Advertising expense for the years ended October 2, 2004, September 27, 2003, and September 28, 2002 was approximately $8.3 million, $7.6 million, and $7.4 million, respectively.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for such stock option grants using the intrinsic-value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards. Also, the Company does not record any compensation expense in connection with our stock Option Plan. If stock options had been accounted for consistent with SFAS No. 123, these amounts would be amortized on a straight-line basis as compensation expense over the average holding period of the options and the Company’s net income would have decreased by $142,000 and $99,000 for the fiscal years ended 2004 and 2003, respectively and the Company’s net loss would have increased by $96,000 in fiscal year ended 2002.

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

Fair Value of Financial Statements

The fair value of the $59.5 million Senior Notes due 2008 using quoted market prices as of October 2, 2004 is $66.9 million. The carrying amounts of other long-term debt approximate fair value because either the interest rate fluctuates based on market rates or interest rates appear to approximate market rates for similar instruments. The fair value estimates are subjective in nature and involve uncertainties and matters of judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

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

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements

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

In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective July 1, 2003. The Company at September 27, 2003 has $45.9 million of mandatorily redeemable preferred stock classified as mezzanine equity on the balance sheets. The effect of SFAS No. 150 will be to reclassify this balance from the mezzanine section of the balance sheet to a liability classification on the balance sheet. In addition, the accretion of the value of the preferred stock will be classified as interest expense instead of reducing retained deficit. In October 2003, the SFAS agreed to defer the effective date of Statement 150 to entities that have issued shares that are mandatorily redeemable on a fixed date at a fixed principal amount to fiscal periods beginning after December 15, 2003. Accordingly, the Company will adopt this standard beginning October 1, 2004. Had the standard been adopted, interest expense for the fiscal years ended October 2, 2004 and September 27, 2003 would have been increased by $7,160,000 and $6,191,000, respectively and preferred stock dividends and accretion in the statements of stockholders’ equity would have been reduced by the same amount.

3. Inventories

Inventories consist of the following:

	October 2, 2004	September 27, 2003
Raw materials and supplies	$355,000	$371,000
Finished goods	55,657,000	53,850,000
Reserve	(1,247,000)	(1,191,000)

Total Inventories	$54,765,000	$53,030,000

4. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	October 2, 2004	September 27, 2003
Land	$5,865,000	$6,215,000
Buildings and addresses	8,571,000	8,815,000
Vehicles, machinery and equipment	4,540,000	4,240,000
Leasehold improvements	41,201,000	36,886,000
Office furniture, equipment and other	33,631,000	30,911,000
Construction-in-process	672,000	1,536,000

	94,480,000	88,603,000

Less – accumulated deprecation and amortization	56,121,000	47,844,000

Total Property, Plant and Equipment	$38,359,000	$40,759,000

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements

5. Loan and Security Agreement

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

On October 31, 2003, the Company amended the Agreement (the “Amended Agreement”) with Wells Fargo Retail Finance LLC. The Amended Agreement extends the maturity date to January 15, 2008 and allows the Company to optionally increase its maximum borrowing to $75.0 million. The Amended Agreement contains certain financial covenants that include minimum calculated EBITDA levels, maximum capital expenditure amounts, Fixed Charge Coverage Ratio, and Senior Leverage Ratio. As of October 2, 2004, the Company was in compliance with these covenants. At October 2, 2004 and September 27, 2003, there were no borrowings outstanding under the Agreement. Borrowings under the Agreement accrue interest at the lender’s reference rate or at LIBOR plus the applicable LIBOR rate margin. Based on the LIBOR rate margin at October 2, 2004, the interest rate was 3.3%. The margins are determined by calculated LTM EBITDA rates as defined in the Agreement.

6. Senior Notes

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

On May 16, 2003, the Company entered into exchange agreements with holders of a majority in principal amount of our 2004 Notes pursuant to which the Company exchanged 10.375 percent Senior Notes due 2008, Series A, (the “Series A Notes”) for the 2004 Notes held by them. The exchanges of the 2004 Notes closed on May 21, 2003. In connection with those exchanges, the Company entered into several registration rights agreements which required the exchange of the Series A Notes for registered 10.375 percent Notes due 2008, Series B (the “Series B Notes”). On September 8, 2003, the Company completed its offer to exchange up to $56.5 million aggregate principal amount of Series A Notes for the Series B Notes and a total of $3.0 million of Series A Notes remained outstanding. The remaining $30.5 million of the 2004 Notes were redeemed with cash.

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

The Series A Notes and the Series B Notes were issued under an indenture by and between the Company and the Bank of New York, as trustee (the “Indenture”). The Indenture contains certain covenants which include, among other matters, limitations on the incurrence of additional indebtedness and the payment of dividends. As of October 2, 2004, the Company was in compliance with these covenants.

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements

7. Leases

The Company leases certain store, office, distribution and manufacturing facilities under operating leases which expire at various dates through 2013. Lease agreements generally provide for increases related to cost of living indices and require the Company to pay for property taxes, repairs and insurance. Future annual minimum lease payments at October 2, 2004 are as follows:

2005	$30,821,000
2006	25,521,000
2007	20,907,000
2008	15,294,000
2009	9,919,000
Thereafter	4,951,000

$107,413,000

Certain leases are renewable at the option of the Company for periods of one to ten years. Rent expense charged against income totaled $26.5 million, $24.3 million, and $23.8 million in fiscal years 2004, 2003 and 2002 respectively. Five leases provided for rent contingent on sales exceeding specific amounts.

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements

8. Income Taxes

The provision/(benefit) for income taxes is comprised of the following:

	53 Weeks Ended October 2, 2004	52 Weeks Ended September 27, 2003	52 Weeks Ended September 28, 2002
Federal:

Current	$9,722,000	$4,706,000	$4,507,000
Deferred	(1,512,000)	673,000	(1,860,000)

	$8,210,000	$5,379,000	$2,647,000

State:

Current	$2,563,000	$1,269,000	$1,114,000
Deferred	(399,000)	182,000	(403,000)

	2,164,000	1,451,000	711,000

Total	$10,374,000	$6,830,000	$3,358,000

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows:

	53 Weeks Ended October 2, 2004	52 Weeks Ended September 27, 2003	52 Weeks Ended September 28, 2002
Federal income tax at statutory rate	$9,317,000	$5,839,000	$2,737,000
Permanent differences	36,000	33,000	151,000
State taxes, net of federal benefit	1,407,000	958,000	470,000
Other	(386,000)	—	—

	$10,374,000	$6,830,000	$3,358,000

The tax effect of temporary differences which give rise to significant portions of the deferred tax asset and liability are summarized below.

	Fiscal 2004		Fiscal 2003
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Depreciation and amortization	$988,000	$—	$687,000	$—
State income taxes	—	—	—	—
Inventory	—	(59,000)	—	(317,000)
Reserves and other accruals	4,095,000	—	3,012,000	—
Deferred rent	597,000	—	629,000	—
Compensation accruals	733,000	—	1,115,000	—
Net operating loss	2,346,000	—	2,308,000	—
Other	490,000	—	481,000	(700,000)
Valuation allowance	(2,268,000)	—	(2,204,000)	—

	$6,981,000	$(59,000)	$6,028,000	$(1,017,000)

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements

The Company has federal net operating losses (NOL) of $6.7 million available to offset future tax liabilities through 2007. The losses are subject to Internal Revenue Code Section 382 which limits the annual utilization of NOL’s after an ownership change. The Company’s annual Section 382 limitation is approximately $83,000. As such, approximately $6.5 million of these NOL’s will expire as worthless. The Company has recorded a valuation allowance amount of $2,268,000 and $2,204,000 as of October 2, 2004 and September 27, 2003, respectively.

9. Contingencies

The Company is a defendant in lawsuits or potential claims encountered in the normal course of business; such matters are being vigorously defended. In the opinion of management, the resolutions of these matters will not have a material effect on the Company’s financial position or results of operations.

On January 31, 2002, a former employee brought a purported class action lawsuit against the Company in California Superior Court for the County of Los Angeles. The complaint alleged failure to pay overtime wages, waiting time penalties and unfair business practices and sought monetary and injunctive relief. A settlement totaling $1.2 million was reached by the parties during a mediation on April 2, 2002. The Court approved the settlement in a final fairness hearing on August 20, 2002. During the second quarter of 2002, the Company reserved a total of $1.5 million for this settlement and its related legal and other expenses, and for which this amount was subsequently paid. As of October 2, 2004 there were no other costs associated with this matter.

The Company’s general liability insurance program and employee group medical plan have self-insurance retention features of $250,000 and $100,000 per incident, respectively.

10. 401(k) Plan

The Company provides for the benefit of its employees a voluntary retirement plan under Section 401(k) of the Internal Revenue Code. During 2002, the plan covered all eligible employees and provided for a matching contribution by the Company of 50% of each participant’s contribution up to 4% of the individual’s compensation as defined. The expenses related to this program were $375,000, $381,000 and $384,000 for fiscal years 2004, 2003 and 2002 respectively.

11. Equity Transactions

Preferred Stock

In connection with the Recapitalization transaction, the Company sold 28,000 shares of Series A Preferred Stock for total consideration of $28.0 million. The holders of the Series A Preferred Stockholder (the “Preferred Stockholder”) is entitled to an annual cumulative dividend (which is payable at the option of the Company either in cash or in additional shares of Preferred Stock for the first five years) and during which time the annual dividend is payable quarterly at the annual rate of 10.875 percent, compounded semi-annually. The Preferred Stockholder is entitled to elect 20 percent of the members of the Board of Directors of the Company. During fiscal 2003 which completed the first five years under the agreement, this annual cumulative dividend converted to an accrued cash dividend and is payable at the annual rate of 15.875 percent, compounded semi-annually. As of October 2, 2004, the cumulative unpaid dividend is $14.7 million.

The Preferred Stock may be redeemed at the option of the Company at any time at 101 percent of the per share price plus accumulated and unpaid dividends. The Company is required to redeem the Preferred Stock in three equal installments terminating on the tenth anniversary of the date of issuance of the Preferred Shares. As such, the Company is accreting the Preferred Stock balance over the ten-year period to adjust the related liability in the amount of $401,000 and $398,000 recorded in 2004 and 2003, respectively.

In connection with the issuance of the Preferred Stock, the original Preferred Stockholder received 1,264,980 warrants to purchase common stock at an exercise price of $0.01 per share expiring in June of 2007. Of the $28.0 million

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements

face value of the Preferred Stock, $3.1 million was assigned to the value of these Warrants and reflected as a discount on the Preferred Stock. This discount is being accreted over the life of the Preferred Stock. The terms of the Warrant Agreement provide for a proportionate adjustment of the warrants for stock splits and stock dividends and for additional warrant shares to be issuable in the event any of the 1997 NQ Options (as such term is defined below) or ISO Options or options under the 1998 Plan (as such term is define below) are exercised. Based on the number of options outstanding at October 2, 2004, an additional 287,429 warrants could be granted if the options are exercised.

Common Stock

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

As part of the McDermott Transactions, the Company entered into separate loan agreements with each of Mr. Hayward and Mr. Anderson, pursuant to which the Company loaned $225,000 to each of Hayward and Anderson, respectively, thereby providing a portion of the funds required for each of Anderson and Hayward to purchase the shares of the Company’s common stock held by McDermott. Each loan, together with all accrued interest, will be due and payable to the Company in full, on the earlier of: 1) the date which is 7 years from the date hereof; or 2) the termination of borrower’s employment with the Company for any reason, other than a termination by the Company without Just Cause. The loan agreements are secured by a portion of the shares purchased by each of Hayward and Anderson, pursuant to Pledge Agreements executed concurrently by each of Hayward and Anderson and are recorded as reductions in stockholders equity in the accompanying balance sheets.

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

12. Related Party Transactions

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

During the fiscal years ended October 2, 2004, September 27, 2003, and September 28, 2002, the Company paid management fees to LGP in the amount of $245,000 for each of the three years represented.

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements

13. Stock Based Compensation Plans

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

NQ Options are all vested. NQ Options have a term of ten years and remain exercisable without regard to any termination of employment of the holder.

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

We account for stock-based compensation plans under APB Opinion No. 25, under which no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based employee awards with an exercise price equal to or greater than the fair value of the common stock on the date of grant. For purposes of SFAS No. 123, Accounting for Stock-Based Compensation, the fair value of each option granted has been estimated at the date of the grant using the Black-Scholes option pricing model using the following weighted-average assumptions used for grants for each of the fiscal years ended 2004, 2003 and 2002: risk free interest rate 4.0%, expected volatility of 0%; expected lives of 7 years and no expected dividend yield. Based on these assumptions, the weighted average fair value of the options granted is $1.42 in 2004, $0.49 in 2003 and in 2002, respectively.

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements

A summary of option activities for all plans is as follows:

	Fiscal 2004		Fiscal 2003		Fiscal 2002
	Shares	Wt. Avg. Ex Price	Shares	Wt. Avg. Ex Price	Shares	Wt. Avg. Ex Price
Outstanding at beginning of year	1,456,060	$1.97	1,841,330	$1.77	1,683,830	$1.75
Granted	190,200	5.80	15,000	2.00	220,000	2.00
Exercised	—	—	(390,270)	1.04	(8,333)	2.00
Cancelled	(17,500)	2.00	(10,000)	2.00	(54,167)	2.00

Outstanding at end of year	1,628,760	$2.42	1,456,060	$1.97	1,841,330	$1.77

Exercisable at end of year	1,385,054	$1.97	1,226,605	$1.97	1,278,270	$1.67

The following table summarizes information about all stock options outstanding as of October 2, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighed Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$1.00	42,725	2.7	$1.00	42,725	$1.00
$2.00	1,395,835	7.0	$2.00	1,342,329	$2.00
$5.80	190,200	9.2	$5.80	—	$5.80

	1,628,760	7.1	$2.42	1,385,054	$1.97

14. Supplemental Cash Flow Disclosures

The Company paid interest charges of $7.0 million, $9.9 million, and $10.1 million in 2004, 2003 and 2002, respectively. The Company paid income taxes of $11.9 million, $5.6 million and $3.4 million in 2004, 2003 and 2002, respectively. The Preferred Stock dividends and the accretion of the Warrants are excluded from the statement of cash flows as non-cash transactions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9a. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation date that our disclosure controls and procedures were effective such that the material information relating to Leslie’s including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and was made known to our principal executive officer and principal accounting officer during the period when this report was being prepared to allow timely decisions regarding required disclosure.

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

Name	Age	Positions
Lawrence H. Hayward	50	Chairman of the Board, President and Chief Executive Officer
Donald J. Anderson	44	Executive Vice President, Chief Financial Officer and Director
Edward C. Agnew	65	Director
John M. Baumer	37	Director
John G. Danhakl.	48	Director
Michael J. Fourticq	60	Director
Ted C. Nark	46	Director
Michael L. Hatch	51	Senior Vice President, Merchandising and Marketing
Janet I. McDonald	46	Vice President, Chief Information Officer
Marvin D. Schutz	55	Senior Vice President, Store Operations

Lawrence H. Hayward is Chairman of the Board of Directors, President and Chief Executive Officer. He joined the Company in January 2000 as President and Chief Executive Officer and assumed the additional role of Chairman of the Board in September 2000. Most recently, Mr. Hayward was the President of ABCO Desert Markets located in Phoenix, Arizona. From 1995 until 1999, he served as President and Chief Executive Officer of Carr Gottstein Foods Co., Alaska’s largest food and drug retailer and wholesale provider. From 1990 to 1995, Mr. Hayward held other senior level positions at Buttrey Food and Drug Co. From 1981 until 1990 he served in various corporate positions at American Stores Company headquartered in Salt Lake City, Utah.

Donald J. Anderson is Executive Vice President, Chief Financial Officer and Director of the Company. He joined the Company in May 2000. Mr. Anderson has 28 years of experience in various retail industries. Most recently, Mr. Anderson was Senior Vice President and Chief Financial Officer of the Follett Higher Education Group, located in Oakbrook, Illinois, the nation’s largest operator of University bookstores. From 1995 until 1999, he served as Senior Vice President and Chief Financial Officer of Carr Gottstein Foods Co., Alaska’s largest food and drug retailer and wholesale provider. From 1990 to 1995, Mr. Anderson held various senior level positions at Buttrey Food and Drug Co. From 1977 to 1990, he served in various managerial positions with American Stores Company.

Edward C. Agnew became a director in December 2002. He is a former retail executive with over 36 years of retail experience. Mr. Agnew held various officer level assignments with Jewel Companies, Inc., Buttrey Food and Drug, Inc., and American Stores/Albertsons, Inc. Mr. Agnew began his career in 1963 with Jewel Food & Drug Stores where he served in various capacities including General Manager of its Midwest Division. In 1987 Mr. Agnew was appointed President and Chief Executive Officer of Buttrey Food and Drug, Inc. In 1990, Mr. Agnew successfully led a leveraged buyout of Buttrey Food and Drug Company and successfully completed an initial public offering of the Company in early 1993. In 1994 Mr. Agnew returned to American Stores, Inc., where he served as a Senior Vice President and member of the Company’s Executive Committee until his retirement in 1999.

Ted C. Nark became a director of the Company in November of 2004. He has served as the Chief Executive Officer of White Cap Industries, Inc. since April 2002. From 1998 until 2002, Mr. Nark was the Chief Executive Officer and Managing Director of Corporate Express Australia, a publicly traded, business-to-business office products distribution company in Australia. From 1992 until 1998, Mr. Nark worked for Corporate Express, Inc., as Northwest Division President (from 1992 until 1995) and then as Group President (from 1995 until 1998).

John M. Baumer became a director of the Company in November 2001. He has been an executive officer and equity owner of Leonard Green & Partners, L.P. (“LGP”), the firm that manages Green Equity Investors II (“GEI”), since 1999. Mr. Baumer had previously been a Vice President at Donaldson, Lufkin & Jenrette Securities Corporation (“DLJ”), and had been with DLJ since 1995. Prior to joining DLJ, Mr. Baumer was at Fidelity Investments and Arthur Andersen. Mr. Baumer is also a director of FTD, Inc., Intercontinental Art, Inc., Phoenix Scientific, Inc., Rand McNally & Co. and VCA Antech, Inc.

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

Michael J. Fourticq is a director of the Company. He also served as Chairman of the Board of Directors from May 1988 until January 2000. Between May 1988 and August 1992, he served as the Company’s Chief Executive Officer. From 1995 to 2001, Mr. Fourticq had been the Chairman and Chief Executive Officer of Brown Jordan International, a leading manufacturer of outdoor and casual furniture products. Since 1985 he has been the sole general partner of Hancock Park Associates, which is the general partner and affiliate of several investment partnerships. Mr. Fourticq is also on the Boards of Mikol Missile-Air, Brown Jordan International, Gordon Biersch, FHI dba Body Home Fitness, The Right Start, Classic Party Rentals, Stanton International and Saleen, Inc.

Michael L. Hatch has been Senior Vice President, Merchandising and Marketing of the Company since November 2000. Mr. Hatch has more than 29 years of experience in the retail industry. Most recently, Mr. Hatch was the President of ABCO Desert Markets, located in Phoenix, Arizona. From 1996 to 1999 he was employed by Smiths Food and Drug where he held various positions including Senior Vice President and Southwest Manager and Vice President of Sales, Merchandising and Marketing. From 1970 to 1996, Mr. Hatch held various senior management positions at Smitty’s Super Valu, Inc. located in Phoenix, Arizona, which later merged with Smith’s Food and Drug.

Janet I. McDonald is Senior Vice President, Chief Information Officer of the Company. She joined the Company in August of 2000. Ms. McDonald has over 28 years of retail experience. Most recently Ms. McDonald owned and operated her own consulting business where she provided project management, management training, marketing, economic and other business services. From 1990 to 1992 she served as Director Information Technology for Buttrey Food and Drug Company. From 1981 to1990 she held progressive levels of management responsibility in corporate technology for American Stores Company.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth for the fiscal years ended October 2, 2004, September 27, 2003, and September 28, 2002, respectively, the compensation for services to the Company of the Chief Executive Officer and the four most highly compensated executive officers of the Company as of October 2, 2004.

		Fiscal Year Compensation		Long-Term Compensation	All Other Compensation
	Year	Salary ($)	Bonus ($)(1)	Stock Options (#)(2)	401(k) ($)(3)	Insurance/Other ($)(4)
Lawrence H. Hayward Chairman of the Board, President and Chief Executive Officer and Director	2004 2003 2002	459,327 425,000 417,308	463,118 386,750 365,925	60,000 — 30,000	4,000 4,000 3,400	46,186 42,628 180

Donald J. Anderson Executive Vice President, Chief Financial Officer and Director	2004 2003 2002	324,231 300,000 292,308	223,505 195,000 183,250	30,000 — 20,000	4,000 4,000 3,400	28,237 24,148 120

Michael L. Hatch Senior Vice President, Merchandising and Marketing	2004 2003 2002	201,794 189,000 186,292	98,741 85,995 81,817	5,000 — 10,000	4,000 3,774 2,250	1,517 250 180

Janet I. McDonald Vice President, Chief Information Officer	2004 2003 2002	166,731 147,473 —	78,854 60,085 —	2,500 — —	3,000 2,786 —	1,417 180 —

Marvin D. Schutz Senior Vice President, Store Operations	2004 2003 2002	190,995 182,000 179,779	93,385 82,810 78,792	1,250 — 10,000	4,000 4,000 3,400	1,766 516 451

(1)	Bonuses are attributed to the year earned, and are paid out after the conclusion of the fiscal year. Bonuses were paid on a twelve-month basis for all of the fiscal years showing.
(2)	All options were granted at their fair market value on the date of grant.
(3)	Represents expected Company matching contributions to individuals’ 401(k) accounts.
(4)	Insurance portion represents premiums paid by the Company for life insurance not generally available to all Company employees.

Option Plans

During 1997, the Company adopted a non-qualified common stock option plan (the “NQ Option Plan”) and an incentive common stock option plan (the “ISO Option Plan”) and reserved 417,995 shares and 1,369,730 shares, respectively, of Leslie’s common stock for issuance upon the exercise of options to be granted to employees of Leslie’s thereunder. Options to purchase common stock have been granted at an exercise price of $1.00 per share for options granted under the NQ Option Plan (“NQ Options”) and $2.00 and $5.80 per share in the case of options granted under the ISO Option Plan.

NQ Options are all vested. NQ Options have a term of ten years and remain exercisable without regard to any termination of employment of the holder.

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

Option Grants in 2004

The following table sets forth the stock options granted to the Chief Executive Officer and the other executive officers of the Company, during the twelve months ended October 2, 2004, pursuant to the Company’s ISO Option Plan, or 1998 Plan.

	Individual Grants
	Options Granted(1)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
					0%($)	5%($)	10% ($)
Lawrence H. Hayward	60,000	31.6%	$5.80	11/21/13	—	219,000	554,400
Donald J. Anderson	30,000	15.8%	$5.80	11/21/13	—	109,500	277,200
Michael L. Hatch	5,000	2.6%	$5.80	10/1/13	—	18,250	46,200
Janet I. McDonald	2,500	1.3%	$5.80	10/1/13	—	9,125	23,100
Marvin D. Schutz	1,250	0.7%	$5.80	10/1/13	—	4,563	11,550

(1)	Granted pursuant to ISO Option Plan and 1998 Plan. Options granted vest over a three-year period.
(2)	Potential realizable value is based on an assumption that the stock price of the common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year option term. These numbers are calculated based on requirements promulgated by the Securities and Exchange Commission and do not reflect the Company’s estimate of future stock price growth.

Aggregated Option Exercises in 2004 and Fiscal Year-End Option Value

The following table sets forth the stock option exercises by the named executive officers during 2004. In addition, the table indicates the total number and value of exercisable and non-exercisable options held by each such officer as of October 2, 2004.

	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Unexercised Options at October 2, 2004		Value of Unexercised In-the-Money Options at October 2, 2004(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Lawrence H. Hayward	—	—	332,500	70,000	$1,263,500	$38,000
Donald J. Anderson	—	—	250,834	36,666	953,169	25,331
Michael L. Hatch	—	—	95,833	6,667	364,165	6,335
Janet I. McDonald	—	—	58,333	6,667	221,665	15,835
Marvin D. Schutz	—	—	124,978	4,167	482,811	12,035

(1)	Potential unrealized value is (i) the fair market value at October 2, 2004 ($5.80 per share)less the option exercise price times (ii) the number of shares.

Directors’ Compensation

Directors do not receive any compensation directly for their service on the Company’s Board of Directors, with the exception of Mr. Agnew and Mr. Nark, our outside directors, who receives $4,000 per each quarterly meeting. The Company issued 15,000 options to Mr. Agnew and Mr. Nark, respectively. Pursuant to a Management Agreement dated June 11, 1997, Leslie’s pays LGP an annual fee for various management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analysis, negotiating and structuring financing and exploring expansion opportunities. The Management Agreement also provides that subject to specified approval requirements, either LGP or HPA may provide financial advisory or investment banking services for Leslie’s in connection with major financial transactions, and LGP or HPA will be paid a reasonable fee for such services. During 2004, Leslie’s paid LGP the annual fee in the amount of $244,800 plus out-of-pocket expenses of approximately $43,670. John M. Baumer and John D. Danhakl are members of the Company’s Board of Directors and are executive officers and equity owners of LGP.

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

ITEM 12. PRINCIPAL SHAREHOLDERS AND STOCK OWNERSHIP OF MANAGEMENT

The following table sets forth information as of October 2, 2004 with respect to (i) all persons known by the Company to be the beneficial owner of more than 5% of the Company’s common stock; (ii) all executive officers of the Company; (iii) all directors; and (iv) all directors and executive officers as a group. The address for the directors and executive officers is in care of the Company.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock(2)	Percentage of Shares Outstanding(2)
Green Equity Investors II, L.P. (3)	6,104,525	60.7%
John M. Baumer(3,4,5)	7,633,169	75.9
John G. Danhakl(3,4,5)	7,633,169	75.9
GCP California Fund(5)	1,528,644	15.2
Michael J. Fourticq	400,000	4.0
Lawrence H. Hayward(6)	602,500	6.0
Donald J. Anderson(7)	510,834	5.1
Michael L. Hatch(8)	95,833	1.0
Janet I. McDonald (8)	58,333	0.6
Marvin D. Schutz(8)	124,978	1.2
All executive officers and directors as a group (8 persons)	9,425,647	93.7%

(1)	The address of Messrs. Fourticq, Hayward, Anderson, Hatch, McDonald, and Schutz is 3925 E. Broadway Road, Suite 100, Phoenix, Arizona 85040. The address of Green Equity Investors II, L.P. (“GEI”), Green Capital Partners, L.P. (“GCP”) and Messrs. Baumer and Danhakl is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.
(2)	Computed based upon the total number of shares of Leslie’s common stock outstanding and the number of shares of Leslie’s common stock underlying warrants and options of such person exercisable within 60 days. In accordance with Rule 13(d)-3 of the Exchange Act, any Leslie’s common stock which is subject to warrants or options exercisable within 60 days is deemed to be outstanding for the purpose of computing the percentage of outstanding shares of Leslie’s common stock owned by the person holding such warrants or options, but is not deemed to be outstanding for the purpose of computing the percentage of outstanding shares of Leslie’s common stock owned by any other person.
(3)	GEI is a Delaware limited partnership managed by LGP, which is an affiliate of the general partner of GEI. Each of Messrs. Jonathan D. Sokoloff, Peter J. Nolan, John D. Danhakl, Jonathan A. Seiffer, John M. Baumer and James D. Halper, either directly (whether through ownership interest or position) or through one of more intermediaries, may be deemed to control LGP and such general partner. LGP and such general partner may be deemed to control the voting and disposition of the shares of Leslie’s common stock owned by GEI. Accordingly, for certain purposes, Messrs. Sokoloff, Nolan, Danhakl, Seiffer, Baumer and Halper may be deemed to be beneficial owners of the shares of Leslie’s common stock held by GEI.
(4)	Includes the shares beneficially owned by GEI and GCP, of which Messrs. Baumer and Danhakl are associates.
(5)	GCP is a Delaware limited partnership managed by an affiliate of LGP, which is an affiliate of the general partner of GCP. Each of Messrs. Sokoloff, Nolan, Danhakl, Seiffer, Baumer and Halper either directly (whether through ownership interest or position) or through one of more intermediaries, may be deemed to control the affiliate of LGP and such general partner. The affiliate of LGP and such general partner may be deemed to control the voting and disposition of the shares of Leslie’s common stock owned by GCP. Accordingly, for certain purposes, Messrs. Sokoloff, Nolan, Danhakl, Seiffer, Baumer and Halper may be deemed to be beneficial owners of the shares of Leslie’s common stock held by GCP.
(6)	Includes 352,500 shares subject to options exercisable within 60 days and 250,000 shares of Leslie’s common stock.
(7)	Includes 260,834 shares subject to options exercisable within 60 days and 250,000 shares of Leslie’s common stock.
(8)	All such shares are subject to options exercisable within 60 days.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by securityholders	1,628,760	$2.42	3,001,738
Equity compensation plans not approved by securityholders	—	—	—

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement

LGP, HPA and Leslie’s are parties to a Management Agreement dated June 11, 1997. The Management Agreement provides that Leslie’s will pay LGP an annual fee of $244,800 for ongoing management, consulting and financial services. In addition, subject to certain approval requirements, the Management Agreement provides that either, or both LGP and HPA may provide financial advisory or investment banking services for Leslie’s in connection with major financial transactions, and/or LGP and HPA will be paid a reasonable fee for such services. The Management Agreement terminates on the earlier of the tenth anniversary of its execution or the date that LGP affiliates hold 25% or less of the shares of Leslie’s that they held on the date of the Management Agreement.

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

Stock Repurchase and Promissory Note Agreements

On March 23, 2001, the Company individually, and Lawrence Hayward, President and CEO, Donald Anderson, Executive Vice President and CFO, and Green Equity Investors II, L.P., (the “Purchasers”) entered into two separate Stock Purchase Agreements, (the “Agreements”) with Brian P. McDermott, (“McDermott”) the Company’s former President and CEO (the “McDermott Transactions”). Pursuant to the Agreements, the Company repurchased 277,775 shares of the Company’s voting common stock held by McDermott for an aggregate purchase price of $499,995 and the Purchasers acquired the remaining 554,985 shares of the Company’s voting common stock held by McDermott for an aggregate purchase price of $998,973. Also pursuant to the Agreements, (i) McDermott’s existing options were cancelled and of no further effect; (ii) McDermott resigned from his position as a director on the Board of Directors of the Company; and (iii) the Consulting Agreement, dated as of December 31, 1999, between McDermott and the Company was terminated.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees (1)	$193,000
Audit-Related Fees (2)	21,000

(1)	Includes fees and expenses related to the fiscal year audit and interim reviews, notwithstanding when the fees and expenses were billed or when the services rendered.
(2)	Includes fees and expenses for services rendered from October through September of the fiscal year, notwithstanding when the fees and expenses were billed.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1),(2) The following financial statements and financial statement schedules are included herewith and are filed as part of this annual report.

Consolidated Balance Sheets—October 2, 2004 and September 27, 2003

Consolidated Statements of Income—Years Ended October 2, 2004, September 27, 2003 and September 28, 2002

Consolidated Statements of Stockholders’ Equity (Deficit)—Years Ended October 2, 2004, September 27, 2003 and September 28, 2002

Consolidated Statements of Cash Flows— Years Ended October 2, 2004, September 27, 2003, and September 28, 2002

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(3) The following exhibits set forth below are filed as part of this annual report or are incorporated herein by reference.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 6, 1997*

3.2	Certificate of Designation, Preferences and Rights of Exchangeable Cumulative Redeemable Preferred Stock, Series A filed with the Delaware Secretary of State on June 11, 1997*

3.3	Certificate of Amendment to Certificate of Designation filed with the Delaware Secretary of State on November 16, 1998*

3.4	Certificate of Amendment of Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 26, 2000*

3.5	Certificate of Amendment of Restated Certificate of Incorporation filed with the Delaware Secretary of State on February 22, 2001*

3.6	Bylaws of the Company*

4.1	Indenture dated as of June 11, 1997 between the Company and U.S. Trust Company of California, N.A.*

4.2	Indenture dated as of May 21, 2003 between the Company and the Bank of New York.*

10.1	Stockholders Agreement and Subscription Agreement dated as of June 11, 1997 among the Company and Green Equity Investors II, LP, Richard H. Hillman, Michael J. Fourticq, Greg Fourticq, Brian P. McDermott, the Trustees of the McDermott Family Trust, Occidental Petroleum Corporation and the Stockholders identified on the signature pages thereto*

10.2	NQ Option Plan and form of Agreement*

10.3	ISO Option Plan and form of Agreements*

10.4	Lease for Dallas Distribution Center*

10.5	Lease for Ontario Distribution Center*

10.6	Lease for Bridgeport Distribution Center*

10.7	Form of Director’s and Officer’s Indemnification Agreement dated as of June 11, 1997 between the Company and certain members of management*

10.8	Management Agreement dated as of June 11, 1997 between the Company and Leonard Green & Partners, LP*

10.9	1998 Nonvoting Stock Option Plan*

10.10	Amended and Restated Employment Agreement dated November 21, 2003 between the Company and Lawrence H. Hayward*

10.11	Amended and Restated Employment Agreement dated November 21, 2003 between the Company and Donald J. Anderson*

10.12	Loan and Security Agreement June 22, 2000 among the Company and Foothill Capital Corporation*

Exhibit Number	Description
10.13	Amendment Number One to Loan and Security Agreement*
10.14	Secured, Non-recourse Promissory Note and Pledge Agreement - Lawrence H. Hayward*
10.15	Secured, Non-recourse Promissory Note and Pledge Agreement - Donald J. Anderson*
21.1	Subsidiaries*
24.1	Power of Attorney (included on signature page)
31.1	Certification of Lawrence H. Hayward
31.2	Certification of Donald J. Anderson
32.1	Certification of Lawrence H. Hayward and Donald J. Anderson

*	Previously filed

(b) Reports on Form 8-K

None.

COPIES OF THIS FORM 10-K MAY BE OBTAINED WITHOUT CHARGE UPON WRITTEN

REQUEST TO THE COMPANY AT THE FOLLOWING ADDRESS:

LESLIE’S POOLMART, INC.

3925 E. BROADWAY RD., SUITE #100

PHOENIX, ARIZONA 85040

ATTN: CORPORATE SECRETARY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on December 13, 2004.

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

Signature	Capacity	Date
/s/ LAWRENCE H. HAYWARD	Chairman of the Board of Directors, Chief Executive Officer and President	December 15, 2004
Lawrence H. Hayward

/s/ EDWARD C. AGNEW	Director	December 15, 2004
Edward C. Agnew

/s/ JOHN M. BAUMER	Director	December 15, 2004
John M. Baumer

/s/ JOHN G. DANHAKL	Director	December 15, 2004
John G. Danhakl

/s/ MICHAEL J. FOURTICQ	Director	December 15, 2004
Michael J. Fourticq

/s/ DONALD J. ANDERSON	Chief Financial Officer, Director and Principal Accounting Officer	December 15, 2004
Donald J. Anderson