Form 10-Q
period 2005-01-01
LESLIES POOLMART INC
filed 2005-02-14
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 1, 2005

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

The number of shares of the registrant’s Common Stock outstanding at February 11, 2005 was 40,000,000 shares.

LESLIE’S POOLMART, INC.

AND SUBSIDIARIES

FORM 10-Q

For the 13 Weeks Ended January 1, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Leslie’s Poolmart, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands)

	January 1, 2005	October 2, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,747	$20,839
Accounts and other receivables, net	4,190	10,505
Inventories	67,822	54,765
Prepaid expenses and other current assets	2,219	1,404
Deferred tax assets	6,981	6,981

Total current assets	84,959	94,494

Property, plant and equipment, at cost, net of accumulated depreciation	36,882	38,359
Goodwill, net	7,460	7,460
Deferred financing costs, net	1,744	1,811
Other assets	491	468

Total assets	$131,536	$142,592

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$27,248	$22,247
Accrued expenses	25,832	30,643
Income taxes payable	1,670	8,250

Total current liabilities	54,750	61,140

Revolving commitment	2,000	—
Other long term liabilities	16,534	14,673
Redeemable preferred stock, $0.001 par value; authorized – 2,000,000 shares; Issued and outstanding – 46,417 Series A at January 2, 2005 and 46,316 Series A at October 2, 2004	46,417	46,316
Senior notes	59,495	59,495
Deferred tax liabilities	59	59

Total liabilities	179,255	181,683

Commitments and contingencies	—	—

Stockholder’s equity (deficit):
Common stock, $0.001 par value, authorized 12,000,000 shares, Issued and outstanding 7,371,586 shares at January 1, 2005 and 7,369,502 at October 2, 2004	7	7
Stock subscriptions receivable	(450)	(450)
Paid-in capital	(44,709)	(44,714)
Retained deficit	(2,567)	6,066

Total stockholders’ deficit	(47,719)	(39,091)

Total liabilities and stockholders’ equity (deficit)	$131,536	$142,592

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Operations (unaudited)

Amounts In Thousands

	13 Weeks Ended
	January 1, 2005	December 27, 2003
Sales	$40,937	$40,820
Cost of merchandise and services sold, including warehousing and transportation expenses, and related occupancy costs	21,565	22,390

Gross profit	19,372	18,430

Selling, general and administrative expenses	28,798	27,731

Operating loss	(9,426)	(9,301)

Other (income) expense:
Interest expense	3,649	1,782
Interest income	—	(5)
Loss on disposition of fixed assets	23	284

Total other expense	3,672	2,061

Loss before taxes	(13,098)	(11,362)

Income tax benefit	(4,465)	(4,483)

Net loss	(8,633)	(6,879)

Series A Preferred Stock dividends and accretion	—	1,692

Loss applicable to common stockholders	$(8,633)	$(8,571)

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	13 Weeks Ended
	January 1, 2005	December 27, 2003
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(8,633)	$(6,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,782	2,559
Preferred stock dividend and accretion	1,962	—
Amortization of loan fees and discounts	67	155
Allowance for doubtful accounts	86	75
Loss on disposition of assets	23	284
Changes in operating assets and liabilities
Accounts and other receivables	6,229	3,402
Inventories	(13,057)	(11,678)
Prepaid expenses and other current assets	(815)	(489)
Other assets	(23)	8
Accounts payable and accrued expenses	190	(1,317)
Income taxes payable	(6,580)	(7,321)

Net cash used in operating activities	(17,769)	(21,201)

Investing activities:
Purchase of property, plant and equipment	(1,328)	(644)
Proceeds from disposition of property, plant and equipment	—	13

Net cash used in investing activities	(1,328)	(631)

Financing activities:
Net line of credit borrowings	2,000	14,513
Issuance of common stock	5	—
Payment of deferred financing cost	—	(260)

Net cash provided by financing activities	2,005	14,253

Net decrease in cash and cash equivalents	(17,092)	(7,579)

Cash and cash equivalents at beginning of period	20,839	10,022

Cash and cash equivalents at end of period	$3,747	$2,443

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(1)	Presentation and Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week period ended January 1, 2005 are not necessarily indicative of the results that may be expected for the year ended October 1, 2005.

The balance sheet at January 1, 2005 has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Leslie’s Poolmart, Inc.’s annual report on Form 10-K for the year ended October 2, 2004.

(2)	Organization and Operation

Leslie’s Poolmart, Inc. which is sometimes referred to as the “Company” or “Leslie’s” in this report, is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie’s Swimming Pool Supplies through 472 retail stores in 36 states; a nationwide mail order catalog; and an Internet E-commerce capability. The Company also repackages certain bulk chemical products for retail sale. The Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending in June and September.

(3)	Stock Based Compensation

The Company has adopted the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” which amends SFAS No. 123 “Accounting for Stock-Based Compensation”. The Company has adopted the disclosure only provision of SFAS No. 123 and accordingly recognizes no compensation expense for employee stock option grants. Had compensation expense for these plans been determined consistent with SFAS No. 123, the Company’s net loss would have been increased by $38,000 and $20,000 for the 13 weeks ended January 1, 2005 and December 27, 2003, respectively.

(4)	Inventories

Inventories consists of the following:

Amounts in thousands	January 1, 2005	October 2, 2004
Raw materials and supplies	$1,430	$355
Finished goods	67,820	55,657
Reserve	(1,428)	(1,247)

Total Inventories	$67,822	$54,765

(5)	Redeemable Preferred Stock

Effective October 3, 2004, the Company adopted the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The effect of SFAS No. 150 was to reclassify the redeemable preferred stock balance from the mezzanine section of the balance sheet to a liability classification on the balance sheet. In addition, the dividend payable and the accretion of the preferred stock are classified as interest expense instead of charging it against the retained deficit. The amount of interest recorded during the 13-week period ended January 1, 2005 was $1.96 million related to preferred stock accretion.

(6)	Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123; (Revised 2004) (Statement 123(R)) “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB opinion 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows”. Statement 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair market values. Statement 123(R) is effective for the Company beginning July 3, 2005. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statements 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income in Note 3 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

(7)	Subsequent Events

Recapitalization

On January 25, 2005, Leslie’s Poolmart (“Leslie’s”) completed a recapitalization. The recapitalization was effected through a merger transaction that was financed by a private placement of new notes and borrowings under an amended credit facility.

Pursuant to an Agreement and Plan of Merger between Leslie’s and LPM Acquisition LLC (“LPM”), LPM was merged with and into Leslie’s, with Leslie’s continuing as the surviving entity in the merger (the “Merger”). Immediately prior to the consummation of the merger, GCP California Fund, L.P. (“GCP”) and certain other Leslie’s stockholders contributed all or a portion of their existing Leslie’s common stock to LPM, and GCP and others contributed $51.1 million to LPM, in exchange for common and preferred units of LPM which were subsequently converted into common and preferred stock of Leslie’s in the Merger.

In the merger, each of Leslie’s existing shares of common stock (other than those that were contributed to LPM) were exchanged for $15.00 cash consideration, and each of Leslie’s 46.4 million shares of preferred stock were exchanged for $64.5 million, which was the amount payable under the optional redemption provisions of the preferred stock as if it had been redeemed on the closing date of the merger.

Offering

On January 25, 2005, Leslie’s sold, through a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”), $170 million in aggregate principal amount of its 7.75% Senior Notes due 2013 (the “Notes”), with net proceeds, after fees and discounts, of $164.3 million. The Notes were sold in the United States only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in accordance with Regulation S under the Securities Act. The Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Leslie’s used the net proceeds of this offering to finance the Merger and to consummate the tender offer for its 10.375% Senior Notes due 2008.

Amended Credit Facility

On January 25, 2005, Leslie’s and LPM Manufacturing, Inc., a wholly owned subsidiary of Leslie’s, entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with the lenders noted therein and Wells Fargo Retail Finance LLC as agent for the Lenders. The Loan Agreement provides for the extension by the lenders of revolving loans and other financial accommodations to Leslie’s and LPM Manufacturing, Inc. in an aggregate principal amount of $75.0 million. The Company’s obligations under the amended credit facility will be secured by a lien on substantially all of the Company assets. In addition to the $75.0 million commitment, the total commitment will be increased by $30.0 million via a temporary over-advance facility through June 30, 2005. At the Company’s option, the over-advance facility will again be available in the amount of $20.0 million from September 30, 2005 through March 31, 2006. Finally, at the lender’s discretion, an over-advance facility of $10.0 million may be available to the Company from September 30, 2006 through March 31, 2007.

Tender Offer

As part of the recapitalization, Leslie’s commenced a cash tender offer (the “Tender Offer”) for any and all of its 10 3/8 % Senior Subordinated Notes due 2008 (the “Existing Notes”) and a consent solicitation to amend the related indenture (the “Consent Solicitation” and, together with the Tender Offer, the “Offer”). On January 11, 2005, the Company entered into a supplemental indenture (the “Supplemental Indenture”) with The Bank of New York, as the trustee, supplementing the Indenture dated as of May 21, 2003 (the “Indenture”) as contemplated by the terms of its Offer. The Supplemental Indenture eliminated substantially all of the restrictive covenants and certain events of default under the Indenture relating to the Existing Notes.

The total consideration for the Existing Notes, which was paid in respect of Existing Notes accepted for payment that were validly tendered with consents and not withdrawn on or prior to 5:00 p.m., New York City time, on January 7, 2005, was $1,059.30 for each $1,000 principal amount of Existing Notes, which includes the consent payment of $30.00 per $1,000 principal amount of Existing Notes. Existing Notes accepted for payment that are validly tendered subsequent to 5:00 p.m., New York City time, on January 7, 2005 but on or prior to 5:00 p.m., New York City time, on February 2, 2005, received the tender offer consideration of $1,029.30 for each $1,000 principal amount of Existing Notes, which is equal to the total consideration minus the consent payment of $30.00 per $1,000 principal amount of Existing Notes. $55.5 million aggregate principal amount of the notes have been accepted by the Company in the Offer.

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

This discussion and analysis of our financial condition and results of operations, should be read in conjunction with our unaudited consolidated financial statements and disclosures included elsewhere in this report, and management’s discussion and analysis of financial condition and results of operations included as part of the Company’s Form 10-K for the year ended October 2, 2004.

General

Leslie’s Poolmart, Inc. is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company currently markets its products through 472 Company-owned retail stores in 36 states; a nationwide mail order catalog; and an Internet E-commerce capability. Leslie’s is vertically integrated, operating a chemical repackaging facility in Ontario, California and a specialty chemical repackaging facility in Hebron, Kentucky. It supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Swedesboro, New Jersey; and Hebron, Kentucky.

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

Results of Operations

Net Sales. Net sales for the 13 weeks ended January 1, 2005 were $40.9 million compared to $40.8 million for the 13 weeks ended December 27, 2003. The 0.3% increase was due to the additional store count as compared to the prior year. The modest increase in sales during the quarter was primarily impacted by the change in the comparability of weeks in the quarter as compared to the prior years quarter. Fiscal 2004 included a 53rd week that would have been recorded in the first quarter of fiscal 2005 had the prior year been a 52-week fiscal year. Due to the fact the Company’s sales ramp down quickly during the first quarter, had the 53rd week of 2004 been recorded in the first quarter of 2005, sales would have increased 9.6% during the quarter as compared to the prior year. Retail comparable store sales for the 13 weeks ended January 1, 2005 decreased 5.4% as compared to the prior year. Accounting for the shift in sales from the 53rd week, comparable store sales would have increased 4.0% during the quarter. The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a measure of financial performance under accounting principles generally accepted in the United States (GAAP). Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

Gross Profit. Gross profit for the 13 weeks ended January 1, 2005 was $19.4 million compared to $18.4 million for the 13 weeks ended December 27, 2003. As a percentage of sales, gross profit was 47.3% for the first quarter of fiscal 2005 compared to 45.2% for the first quarter of fiscal 2004. Gross profit improved due to increased sales, reductions in distribution expenses on a dollar and rate basis, and improvements in product acquisition costs.

Operating and Administrative Expense. Operating and administrative expense for the 13 weeks ended January 1, 2005, were $28.8 million compared to $27.7 million for the 13 weeks ended December 27, 2003. Operating and administrative expenses as a percentage of sales were 70.3% for the 13 weeks ended January 1, 2005 compared to 67.9% for the 13 weeks ended December 27, 2003. Operating expenses increased during the quarter primarily due to occupancy and other related costs associated with the additional store count as compared to the prior year.

Operating Loss. Operating loss for the 13 weeks ended January 1, 2005 increased by $125,000 from a $9.3 million loss during the 13 weeks ended December 27, 2003 to an operating loss of $9.4 million for the 13 weeks ended January 1, 2005. The operating loss for the 13 weeks ended January 1, 2005 was slightly higher due to the higher costs associated with the increase in store count as compared to the prior year. During the first quarter of fiscal 2005 the Company operated 472 stores as compared to 437 stores in the first quarter of 2004.

Other Income and Expense. Net interest expense was $3.6 million for the 13 weeks ended January 1, 2005 compared to $1.8 million for the 13 weeks ended December 27, 2003. The increase in interest expense was due primarily to the impact of the Company’s adoption of SFAS No. 150 whereby the Company records the accrued interest and accretion of its preferred stock as interest expense instead of recording this as a reduction of retained earnings. For the 13 week period ended January 1, 2005 this expense was $2.0 million. The Company’s cash interest expense was lower than the prior year due to lower average debt balances during the quarter as compared to the previous year.

Income Taxes. The Company’s income tax benefit for the 13 weeks ended January 1, 2005 was $4.5 million, or an effective rate of 34.1% as compared to a $4.5 million benefit, or an effective rate of 39.5% for the 13 weeks ended December 27, 2003. The effective rate is lower in 2005 due to the Company’s adoption of SFAS No. 150, whereby preferred stock interest is a permanent difference and receives no income tax benefit.

Adjusted EBITDA. The Adjusted EBITDA loss for the 13 weeks ended January 1, 2005 was $6.6 million compared to an Adjusted EBITDA loss of $6.7 million, for the 13 weeks ended December 27, 2003.

Adjusted EBITDA is determined as follows (1):

	13 Weeks Ended
Amounts in thousands	January 1, 2005	December 27, 2003
Net loss as reported	$(8,633)	$(6,879)
Depreciation	2,782	2,559
Interest expense, net	3,649	1,777
Loss on disposition of assets	23	284
Income tax benefit	(4,465)	(4,483)

Adjusted EBITDA loss	$(6,644)	$(6,742)

(1)	Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, and unusual charges. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States (GAAP), but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data all of which are prepared in accordance with GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations and presents a better measure of liquidity for those charges that are not anticipated to be incurred in the future. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

Financial Condition, Liquidity and Capital Resources

Changes in Financial Condition. Between October 2, 2004 and January 1, 2005, total current assets decreased by $9.5 million primarily as the result of a $13.1 million increase in inventory during the period offset by larger reductions in accounts receivable and cash. Inventory normally increases during this time frame as the Company prepares for its peak selling season.

During the same period, current liabilities decreased by $6.4 million due primarily to a $11.4 million decrease in income taxes payable and accrued expenses partially offset by a $5.0 million increase in accounts payable. The change in accounts payable reflects the additional purchases of inventory while the reduced income tax liability is due to the timing differences of tax payments.

Liquidity and Capital Resources. Net cash used in operating activities was $17.8 million for the 13 weeks ended January 1, 2005 compared to net cash used in operating activities of $21.2 million for the same period in the prior year. The change in the 13 weeks ended January 1, 2005 compared to the first quarter of fiscal 2004, was due primarily to a reduction in accounts payable.

Capital expenditures for the 13 weeks ended January 1, 2005 were $1.3 million. We expect to incur capital expenditures between $10.0 and $13.0 million in fiscal 2005, primarily for the purpose of opening new stores. It is anticipated the balance of 2005 capital expenditures will be funded out of cash provided by operations and borrowings under the credit facility.

Net cash provided by financing activities for the 13 weeks ended January 1, 2005 was $2.0 million compared to $14.3 million in the prior year. The decrease was due to lower borrowings drawn against the Company’s revolving credit facility as compared to the prior year. Funds borrowed under the revolving credit portion of the Company’s credit facility are restricted to working capital and general corporate purposes, which includes capital expenditures. The level of borrowings under the Company’s credit facility is dependent primarily upon cash flows from operations, the timing of disbursements, long-term borrowing activity and capital expenditure requirements.

The adoption of Statements 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income in Note 3 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

On January 25, 2005, Leslie’s completed a recapitalization. The recapitalization was effected through a merger transaction that was financed by a private placement of new notes and borrowings under an amended credit facility. The Company sold, through a private placement exempt from the registration requirements under the Securities Act, $170 million in aggregate principal amount of its 7.75% Senior Notes due 2013 (the “Notes”). The Notes were sold in the United States only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in accordance with Regulation S under the Securities Act. The Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Leslie’s used the net proceeds of this offering to finance the Merger and to consummate the tender offer for its 10.375% Senior Notes due 2008.

On January 25, 2005, the Company entered into the Loan Agreement with the lenders noted therein and Wells Fargo Retail Finance LLC as agent for the Lenders. The Loan Agreement provides for the extension by the Lenders of revolving loans and other financial accommodations to Leslie’s and LPM Manufacturing, Inc. in an aggregate principal amount not to exceed $105.0 million, such amount to be reduced after July 1, 2005 as set forth in the Loan Agreement. The Loan Agreement contains customary representations and warranties, covenants, conditions to borrowing and will require the maintenance of certain quarterly financial and operating ratios and covenants, including minimum EBITDA levels, fixed charged coverage ratio, and senior leverage ratio.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s Loan and Security Agreement carries interest rate risk. Amounts borrowed under this Agreement bear interest at either LIBOR plus 1.5%, or at the Company’s choice, the lender’s reference rate. Should the lenders’ base rate change, the Company’s interest expense will increase or decrease accordingly. At the end of the current quarter, there was $2.0 million outstanding under this facility.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are and may continue to be a party to various lawsuits and arbitrations from time to time. As of January 1, 2005, we were not a party to any legal proceedings that we believe are likely to have a material effect on our business.

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

Date: February 11, 2005

By:	/s/ Donald J. Anderson
Donald J. Anderson
Executive Vice-President and
Chief Financial Officer

Date: February 11, 2005