Form 10-K/A
period 2004-10-02
LESLIES POOLMART INC
filed 2005-04-25
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

	Fiscal Years Ended
(Dollar Amounts in Thousands,	October 2, 2004 (restated)(1)	September 27, 2003 (restated)(1)	September 28, 2002 (restated)(1)	September 29, 2001 (restated)(1)	September 30, 2000 (restated)(1)
Operating Results:
Sales	$356,041	$327,165	$313,311	$301,700	$303,163
Gross Profit	172,113	155,946	146,971	135,298	131,195
Gross Margin (2)	48.3%	47.7%	46.9%	44.8%	43.3%
Loss on Disposition of Fixed Assets	440	497	1,332	919	1,477
Depreciation and Amortization	11,281	10,186	9,631	9,175	9,093
Income from Operations(2)	34,232	27,656	20,073	15,559	6,479
Interest Expense, net	7,172	9,566	10,690	12,320	12,536
Net Income/(Loss) (2)	16,246	10,343	4,693	1,218	(4,713)
Balance Sheet Data:
Working Capital	33,354	15,410	34,634	28,548	31,257
Total Assets	144,836	130,220	143,139	133,840	139,297
Long-term Debt(5)	105,811	105,410	135,517	133,181	128,514
Stockholders’ Deficit	(39,091)	(48,177)	(52,899)	(52,284)	(47,764)
Selected Operating Data:
Capital Expenditures	10,899	8,616	8,472	7,733	9,701
Unusual and Restructuring Charges(2,3)	—	—	1,500	1,466	3,173
Adjusted EBITDA(2,3)	45,513	37,842	31,204	26,200	19,169
Adjusted EBITDA Margin(2,4)	12.8%	11.6%	10.0%	8.7%	6.3%
Cash flow from Operating Activities	21,358	32,745	20,637	15,511	12,295
Cash flow used in Investing Activities	(10,281)	(8,607)	(8,452)	(7,595)	(9,228)
Cash flow used in Financing Activities	(260)	(32,112)	(957)	(6,400)	(3,432)
Number of Employees	1,892	2,006	1,843	1,805	1,813
Number of Stores	474	437	410	391	383

Comparable Store Sales Growth(6)	3.3%	2.3%	1.9%	(0.8)%	3.8%

(1)	We have reclassified tenant improvement allowances from a contra asset in property, plant and equipment, net to other long term liabilities in the consolidated balance sheets. The amortization of the tenant improvement allowances has also been reclassified from a reduction of depreciation and amortization expense to a reduction in rent expense. The receipt of tenant improvement allowances has been reclassified in the statement of cash flows by increasing purchase of property, plant and equipment, and increasing cash provided by or decreasing cash used in operating activities. See Note 1 to Consolidated Financial Statements for reconciliation of adjustment.

(2)	During the second quarter of 2002, the Company recorded an unusual charge of $1.5 million for expenses associated with defending a purported class action lawsuit that was settled. The Company recorded a restructuring charge of $1.5 million in the first quarter of 2001 for expenses associated with the relocation of its corporate office to Phoenix, Arizona. In the fourth quarter of 2000, the Company recognized an unusual charge consisting of $2.1 million for expenses principally associated with its decision to write-off nonproductive aged inventory, $0.8 million in restructuring costs for expenses associated with the relocation of its corporate office, and an additional $0.2 million in accrued expenses for other corporate office move related expenses.
(3)	Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, stock compensation expense, write-off of debt issuance costs and unusual charges. Adjusted EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles (GAAP), but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data which are all prepared in accordance with GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

The calculation of Adjusted EBITDA is shown as follows:

	Fiscal Years Ended
(Amounts in Thousands)	October 2, 2004 (restated) (1)	September 27, 2003 (restated) (1)	September 28, 2002 (restated) (1)	September 29, 2001 (restated) (1)	September 30, 2000 (restated) (1)
Net income/(loss)	16,246	$10,343	$4,693	$1,218	$(4,713)
Depreciation and amortization	11,281	10,186	9,631	9,175	9,093
Stock compensation expense	—	—	—	—	424
Unusual charges	—	—	1,500	1,466	3,173
Interest expense, net	7,172	9,566	10,690	12,320	12,536
Write-off of debt issuance costs	—	420	—	—	—
Loss on disposition of assets	440	497	1,332	919	1,477
Income tax expense/(benefit)	10,374	6,830	3,358	1,102	(2,821)

Adjusted EBITDA	$45,513	$37,842	$31,204	$26,200	$19,169

(4)	Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of sales.
(5)	Beginning October 3, 2004, the Company was required to adopt SFAS No. 150 and classify preferred stock, previously included in the mezzanine portion of the balance sheet, as long-term debt. All periods presented have been reclassified for consistency of presentation.
(6)	The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a measure of financial performance under GAAP. Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

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

Fiscal year 2004 compared to Fiscal year 2003:

For the 53 weeks ended October 2, 2004, sales increased 8.8% to $356.0 million from $327.2 million in the 52 weeks of 2003. The sales increase is attributable to an increase in comparable store sales as well as the addition of 38 new store locations offset by the closing of one store during fiscal 2004.

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

Gross profit for the fiscal year ended October 2, 2004 improved to $172.1 million or 48.3% of sales, as compared to $155.9 million or 47.7% in 2003. Gross profit represents sales less the cost of services and purchased goods, chemical repackaging costs, and related distribution costs. The gross margin percent increase in 2004 is a result of the lower acquisition costs and improved distribution expenses compared to the prior year.

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

For the fiscal year ended October 2, 2004, the Company recognized losses on the disposition of fixed assets totaling approximately $440,000 as compared to $497,000 in the prior year. These losses were primarily associated with our decision to close or relocate stores that were unproductive or not meeting expectations.

Adjusted EBITDA in 2004 increased 20.3% to $45.5 million from $37.8 million in the 52 weeks of 2003. This increase was primarily the result of increased sales, improved gross margins and effective expense controls achieved during the year.

Income from operations for the period increased 23.8% to $34.2 million from $27.7 million in 2003 as a result of the previously noted items.

Interest expense was $7.2 million in 2004, as compared to $9.6 million in 2003. The decrease was primarily the result of reduced average debt balances and the reduction in the related borrowing rates during the year.

The Company recorded $420,000 of expenses in 2003 for the write-off of debt issuance costs associated with the refinancing of our Senior Notes due 2004 that was completed in May of 2003.

The Company recorded income tax expenses of $10.4 million in 2004, or an effective tax rate of 39.0%, versus $6.8 million, or an effective tax rate of 39.8% in the prior year. The decrease in effective tax rate is partially related to the benefit we received related to the change in federal tax rate applied to net deferred tax assets.

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

For the fiscal year ended September 27, 2003, the Company recognized losses on the disposition of fixed assets totaling approximately $497,000 as compared to $1.3 million in the prior year. These losses were primarily associated with our decision to close or relocate stores that were unproductive or not meeting expectations.

Adjusted EBITDA in 2003 increased 21.3% to $37.8 million from $31.2 million in the same 52 weeks of 2002. This increase was primarily the result of increased sales, improved gross margins and effective expense controls achieved during the year.

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

The Company recorded $420,000 of expenses in 2003 for the write-off of debt issuance costs associated with the refinancing of our Senior Notes due 2004 that was completed in May of 2003.

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

	Fiscal Years Ended
(Dollar amounts in thousands)	October 2, 2004 (restated)	September 27, 2003 (restated)	Dollar Change (restated)	Percent Change (restated)
Cash provided by (used in):
Operating activities	$21,358	$32,745	$(11,387)	(34.8)%
Investing activities	(10,281)	(8,607)	(1,674)	(19.5)
Financing activities	(260)	(32,112)	31,852	99.2

Cash & cash equivalents	$20,839	$10,022	$10,817	107.9%
Working Capital	33,354	15,410	17,944	116.4
Other long term liabilities	16,917	9,198	7,719	83.9
Senior notes, due 2008	59,495	59,495	—	—

Working capital

Working capital as of October 2, 2004 and September 27, 2003 consisted of the following:

	Fiscal Years Ended
(Dollar amounts in thousands)	October 2, 2004	September 27, 2003	Dollar Change	Percent Change
Cash and cash equivalents	$20,839	$10,022	$10,817	107.9%
Accounts and other receivables	10,505	7,801	2,704	34.7
Inventories	54,765	53,030	1,735	3.3
Prepaid expenses and other current assets	1,404	1,301	103	7.9
Deferred tax assets	6,981	6,028	953	15.8

Total current assets	94,494	78,182	16,312	20.9

Accounts payable	22,247	26,217	(3,970)	(15.1)
Accrued expenses	30,643	28,739	1,904	6.6
Income taxes payable	8,250	7,816	434	5.6

Total current liabilities	61,140	62,772	(1,632)	(2.6)

Working capital	$33,354	$15,410	$17,944	116.4%

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

For the fiscal year ended October 2, 2004, net cash provided by operating activities was $21.4 million compared to cash provided by operating activities of $32.7 million in the prior year. The change was due primarily to the increase in profitability, changes in accounts payable and accrued expenses due to the timing of disbursements.

In 2004, cash used in investing activities was $10.3 million as compared with $8.6 million in the prior year. The Company anticipates cash used in investing activities to increase in 2005 primarily related to the opening of additional stores.

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

Other long term liabilities increased by $7.7 million due primarily to the increase in accrued dividends and interest payable on the Series A Preferred Stock. During fiscal 2003, this annual cumulative dividend converted to an accrued cash dividend and is payable at the annual rate of 15.875 percent, compounded semi-annually. As of October 2, 2004, the cumulative unpaid dividend is $14.7 million as compared to $7.9 million as of September 27, 2003.

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

(in thousands)	Payments Due By Period
Contractual obligations	Total	Less than 1 Year	1 – 3 years	4 – 5 years	After 5 years
Senior notes	$90,355	$6,172	$18,516	$65,667	$—
Operating leases	107,413	30,821	46,428	25,213	4,951
Preferred stock	76,214	—	57,765	18,449	—

Total contractual obligations	$273,982	$36,993	$122,709	$109,329	$4,951

(in thousands)	Amounts of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 – 3 years	4 – 5 years	After 5 years
Standby letters of credit	$3,062	$3,062	$—	$—	$—
Financial responsibility bonds	$227	$106	$121	$—	$—

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

Summarized Quarterly Financial Data (Unaudited)

( Dollar Amounts In Thousands)

2004	13 Weeks Dec. 27 (restated)	13 Weeks March 27 (restated)	13 Weeks June 26 (restated)	14 Weeks Oct. 2 (restated)
Sales	$40,820	$38,848	$151,953	$124,420
Gross profit	18,430	18,699	75,223	59,761
Operating income/(loss)	(9,301)	(9,927)	33,778	19,682
Net income/(loss)	(6,879)	(6,979)	19,257	10,847
Adjusted EBITDA(1)	(6,586)	(7,239)	36,545	22,793
Comparable store sales growth/(decline) (2)	9.3%	4.1%	5.7%	(1.8)%

	13 Weeks Ended
2003	Dec. 28 (restated)	March 29 (restated)	June 28 (restated)	Sept. 27 (restated)
Sales	$35,897	$35,554	$139,026	$116,688
Gross profit	15,798	16,310	68,975	54,863
Operating income/(loss)	(10,701)	(10,908)	31,545	17,720
Net income/(loss)	(8,128)	(8,323)	17,337	9,457
Adjusted EBITDA(1)	(8,276)	(8,477)	34,052	20,544
Comparable store sales growth/(decline) (2)	13.7%	2.5%	(2.9)%	5.9%

(1)	Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, stock compensation expense, write-off of debt issuance costs and unusual charges. Adjusted EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles (GAAP), but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data all of which are prepared in accordance with GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.
(2)	The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a measure of financial performance under GAAP. Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

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

We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As described in Note 1, “Restatement of Previously Issued Financial Statements,” the Company has restated previously issued Financial Statements as of October 2, 2004 and September 27, 2003 and the results of their cash flows for each of the three years in the period ended October 2, 2004.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona

November 19, 2004, except for matters discussed in Note 1

            as to which our date is April 15, 2005

Leslie’s Poolmart, Inc.

Consolidated Balance Sheets

(Dollar Amounts in Thousands)

	October 2, 2004 (restated)	September 27, 2003 (restated)
ASSETS
Current assets:
Cash and cash equivalents	$20,839	$10,022
Accounts and other receivables, net	10,505	7,801
Inventories, net	54,765	53,030
Prepaid expenses and other current assets	1,404	1,301
Deferred tax assets	6,981	6,028

Total current assets	94,494	78,182

Property, plant and equipment, at cost, net of accumulated depreciation	40,603	42,043
Goodwill, net	7,460	7,460
Deferred financing costs, net	1,811	2,069
Other assets	468	466

Total assets	$144,836	$130,220

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$22,247	$26,217
Accrued expenses	30,643	28,739
Income taxes payable	8,250	7,816

Total current liabilities	61,140	62,772

Other long term liabilities	16,917	9,198

Series A redeemable preferred stock, $0.001 par value, authorized 2,000,000 shares, Issued and outstanding 46,316 shares at October 2, 2004 and 45,915 shares at September 27, 2003	46,316	45,915

Senior notes	59,495	59,495
Deferred tax liabilities	59	1,017

Total liabilities	183,927	178,397

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Common stock, $0.001 par value, authorized 12,000,000 shares, Issued and outstanding 7,369,502 shares at October 2, 2004 and September 27, 2003, respectively	7	7
Stock subscription receivable	(450)	(450)
Paid-in capital	(44,714)	(44,714)
Retained earnings (deficit)	6,066	(3,020)

Total stockholders’ deficit	(39,091)	(48,177)

Total liabilities and stockholders’ equity (deficit)	$144,836	$130,220

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

Leslie’s Poolmart, Inc.

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Fiscal Years Ended
	October 2, 2004 (restated)	September 27, 2003 (restated)	September 28, 2002 (restated)
OPERATING ACTIVITIES:
Net income	$16,246	$10,343	$4,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,281	10,186	9,631
Amortization of loan fees and discounts	518	1,174	664
Allowance for doubtful accounts	316	660	437
Deferred income taxes	(1,911)	855	(2,263)
Loss on disposition of assets	440	497	1,332
Changes in operating assets and liabilities:
Accounts and other receivables	(3,020)	(1,063)	(385)
Inventories	(1,735)	2,510	395
Prepaid expenses and other current assets	(103)	(66)	(59)
Other assets	(2)	92	(74)
Accounts payable and accrued expenses	(1,106)	7,966	4,040
Income taxes payable	434	(409)	2,226

Net cash provided by operating activities	21,358	32,745	20,637

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(10,899)	(8,616)	(8,472)
Proceeds from disposition of property, plant and equipment	618	9	20

Net cash used in investing activities	(10,281)	(8,607)	(8,452)

FINANCING ACTIVITIES:
Payments of long-term debt	—	(30,519)	(974)
Purchase of common stock	—	(500)	—
Payments of deferred financing cost	(260)	(2,163)	—
Proceeds from issuance of common stock, net	—	1,070	17

Net cash used in financing activities	(260)	(32,112)	(957)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	10,817	(7,974)	11,228
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,022	17,996	6,768

CASH AND CASH EQUIVALENTS AT END OF YEAR	$20,839	$10,022	$17,996

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements

1. Restatement of Previously Issued Financial Statements

Following a review of the Company’s lease accounting, the Company has reclassified tenant improvement allowances from a contra asset in property, plant and equipment, net to accrued expenses in the consolidated balance sheets. The amortization of the tenant improvement allowances has also been reclassified from a reduction of depreciation and amortization expense to a reduction of occupancy expense in the consolidated statements of income. Finally, the receipt of tenant improvement allowances has been reclassified in the consolidated statement of cash flows by increasing purchase of property, plant and equipment, and increasing cash provided by operating activities.

The following table reflects the effect of the restatement on the Consolidated Balance Sheet (in thousands):

	As of October 2, 2004		As of September 27, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Selected Balance Sheet Data:
Property, plant and equipment, at cost, net of accumulated depreciation	$38,359	$40,603	$40,759	$42,043
Total assets	142,592	144,836	128,936	130,220
Other long term liabilities	14,673	16,917	7,914	9,198
Total liabilities	181,683	183,927	177,113	178,397
Total liabilities and stockholder’s equity (deficit)	142,592	144,836	128,936	130,220

The following table reflects the effect of the restatement on the Consolidated statements of Cash Flows (in thousands):

	Fiscal Years Ended
	October 2, 2004		September 27, 2003		September 28, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Selected Cash Flow Data:
Depreciation and amortization	$10,628	$11,281	$9,661	$10,186	$9,044	$9,631
Accounts payable, expenses and other liabilities	(2,066)	(1,106)	7,982	7,966	4,195	4,040
Net cash provided by operating activities	19,745	21,358	32,236	32,745	20,205	20,637
Purchase of property, plant and equipment	(9,286)	(10,899)	(8,107)	(8,616)	(8,040)	(8,472)
Net cash used in investing activities	(8,668)	(10,281)	(8,098)	(8,607)	(8,020)	(8,452)

Reclassification

The effect of the adoption of SFAS No. 150 has been reflected in each balance sheet presented as a reclassification of redeemable preferred stock balance from the mezzanine section of the balance sheet to a long term liability classification.

2. Business and Operations

Leslie’s Poolmart, Inc. (the Company) is a specialty retailer of swimming pool supplies and related products. As of October 2, 2004, the Company marketed its products under the trade name Leslie’s Swimming Pool Supplies through 474

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements

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

3. Summary of Significant Accounting Policies

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

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements

Allowance for doubtful accounts consists of the following:

	Balance at beginning of period	Additions	Deductions	Balance at end of period
		Charged to costs and expenses	Write-off of Bad debts
Balance at September 28, 2002	$422,000	$437,000	$(142,000)	$717,000
Balance at September 27, 2003	717,000	660,000	(252,000)	1,125,000
Balance at October 2, 2004	1,125,000	316,000	(513,000)	928,000

Inventories, Net

Inventories are stated at the lower of cost or market. The Company values inventory using the weighted average method.

Inventory reserves consist of the following:

	Balance at beginning of period	Additions	Deductions	Balance at end of period
		Charged to costs and expenses	Write-off of Bad debts
Balance at September 28, 2002	$142,000	$586,000	$(234,000)	$494,000
Balance at September 27, 2003	494,000	1,130,000	(433,000)	1,191,000
Balance at October 2, 2004	1,191,000	420,000	(364,000)	1,247,000

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

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements

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

Shipping and Handing Costs

The Company records shipping and handling costs paid by customers as revenue. Likewise, the actual costs for shipping and handling are charged to cost of sales.

Advertising

The Company expenses advertising during the period of the event. Advertising expense for the years ended October 2, 2004, September 27, 2003, and September 28, 2002 was approximately $8.3 million, $7.6 million, and $7.4 million, respectively. These amounts are net of cooperative advertising of $412,000, 235,000 and $0.0 for the years ended October 2, 2004, September 27, 2003, and September 28, 2002, respectively.

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

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements

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

4. Inventories

Inventories consist of the following:

	October 2, 2004	September 27, 2003
Raw materials and supplies	$355,000	$371,000
Finished goods	55,657,000	53,850,000
Reserve	(1,247,000)	(1,191,000)

Total Inventories	$54,765,000	$53,030,000

5. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	October 2, 2004 (restated)	September 27, 2003 (restated)
Land	$5,865,000	$6,215,000
Buildings and addresses	8,571,000	8,815,000
Vehicles, machinery and equipment	4,540,000	4,240,000
Leasehold improvements	46,981,000	41,053,000
Office furniture, equipment and other	33,631,000	30,911,000
Construction-in-process	672,000	1,536,000

	100,260,000	92,770,000

Less – accumulated deprecation and amortization	59,657,000	50,727,000

Total Property, Plant and Equipment	$40,603,000	$42,043,000

6. Loan and Security Agreement

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

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements

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

On February 15, 2001, the Board of Directors approved a resolution to effectuate the cancellation and later reissuance of options outstanding under the Company’s ISO Option Plan and the 1998 Plan. Under the program, 198,500 existing options were cancelled and holders thereof were entitled to receive new Options on a date which would be at least 6 months and a day from the date of cancellation, at a price equal to the then market value of the Company’s stock. The options cancelled had exercise prices that were higher than the Board’s view of the then current market price of the Company’s stock and had impaired the ability of such options to fulfill their purpose.

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

We account for stock-based compensation plans under APB Opinion No. 25, under which no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based employee awards with an exercise price equal to or greater than the fair value of the common stock on the date of grant. For purposes of SFAS No. 123, Accounting for Stock-Based Compensation, the fair value of each option granted has been estimated at the date of the grant using the Black-Scholes option pricing model using the following weighted-average assumptions used for grants for each of the fiscal years ended 2004, 2003 and 2002: risk free interest rate of 4.0%, expected volatility of 0%; expected lives of 7 years and no expected dividend yield. Based on these assumptions, the weighted average fair value of the options granted is $1.42 in 2004, $0.49 in 2003 and in 2002, respectively.

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

15. Supplemental Cash Flow Disclosures

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

On February 15, 2001, the Board of Directors approved a resolution to effectuate the cancellation and later reissuance of options outstanding under the Company’s ISO Option Plan and the 1998 Plan. Under the program, 198,500 existing options were cancelled and holders thereof were entitled to receive new Options on a date which would be at least 6 months and a day from the date of cancellation, at a price equal to the then market value of the Company’s stock. The options cancelled had exercise prices that were higher than the Board’s view of the then current market price of the Company’s stock and had impaired the ability of such options to fulfill their purpose.

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

	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Unexercised Options at October 2, 2004		Value of Unexercised In-the- Money Options at October 2, 2004(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Lawrence H. Hayward	—	—	332,500	70,000	$1,263,500	$38,000
Donald J. Anderson	—	—	250,834	36,666	953,169	25,331
Michael L. Hatch	—	—	95,833	6,667	364,165	6,335
Janet I. McDonald	—	—	58,333	6,667	221,665	15,835
Marvin D. Schutz	—	—	124,978	4,167	482,811	12,035

(1)	Potential unrealized value is (i) the fair market value at October 2, 2004 ($5.80 per share) less the option exercise price times (ii) the number of shares.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1),(2) The following financial statements and financial statement schedules are included herewith and are filed as part of this annual report.

(a)(3) The following exhibits set forth below are filed as part of this annual report or are incorporated herein by reference.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 6, 1997*

3.2	Certificate of Designation, Preferences and Rights of Exchangeable Cumulative Redeemable Preferred Stock, Series A filed with the Delaware Secretary of State on June 11, 1997*

3.3	Certificate of Amendment to Certificate of Designation filed with the Delaware Secretary of State on November 16, 1998*

3.4	Certificate of Amendment of Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 26, 2000*

3.5	Certificate of Amendment of Restated Certificate of Incorporation filed with the Delaware Secretary of State on February 22, 2001*

3.6	Bylaws of the Company*

4.1	Indenture dated as of June 11, 1997 between the Company and U.S. Trust Company of California, N.A.*

4.2	Indenture dated as of May 21, 2003 between the Company and the Bank of New York.*

10.1	Stockholders Agreement and Subscription Agreement dated as of June 11, 1997 among the Company and Green Equity Investors II, LP, Richard H. Hillman, Michael J. Fourticq, Greg Fourticq, Brian P. McDermott, the Trustees of the McDermott Family Trust, Occidental Petroleum Corporation and the Stockholders identified on the signature pages thereto*

10.2	NQ Option Plan and form of Agreement*

10.3	ISO Option Plan and form of Agreements*

10.4	Lease for Dallas Distribution Center*

10.5	Lease for Ontario Distribution Center*

10.6	Lease for Bridgeport Distribution Center*

10.7	Form of Director’s and Officer’s Indemnification Agreement dated as of June 11, 1997 between the Company and certain members of management*

10.8	Management Agreement dated as of June 11, 1997 between the Company and Leonard Green & Partners, LP*

10.9	1998 Nonvoting Stock Option Plan*

10.10	Amended and Restated Employment Agreement dated November 21, 2003 between the Company and Lawrence H. Hayward*

10.11	Amended and Restated Employment Agreement dated November 21, 2003 between the Company and Donald J. Anderson*

10.12	Loan and Security Agreement June 22, 2000 among the Company and Foothill Capital Corporation*

10.13	Amendment Number One to Loan and Security Agreement*

10.14	Secured, Non-recourse Promissory Note and Pledge Agreement - Lawrence H. Hayward*

10.15	Secured, Non-recourse Promissory Note and Pledge Agreement - Donald J. Anderson*

21.1	Subsidiaries*

Exhibit Number	Description
24.1	Power of Attorney (included on signature page)

31.1	Certification of Lawrence H. Hayward

31.2	Certification of Donald J. Anderson

32.1	Certification of Lawrence H. Hayward and Donald J. Anderson

*	Previously filed

(b)	Reports on Form 8-K

None.

COPIES OF THIS FORM 10-K MAY BE OBTAINED WITHOUT CHARGE UPON WRITTEN

REQUEST TO THE COMPANY AT THE FOLLOWING ADDRESS:

LESLIE’S POOLMART, INC.

3925 E. BROADWAY RD., SUITE #100

PHOENIX, ARIZONA 85040

ATTN: CORPORATE SECRETARY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on December 15, 2004.

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