Form 10-Q/A
period 2005-01-01
LESLIES POOLMART INC
filed 2005-04-25
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

LESLIE’S POOLMART, INC.

AND SUBSIDIARIES

FORM 10-Q

For the 13 Weeks Ended January 1, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Leslie’s Poolmart, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands)

	January 1, 2005 (restated)	October 2, 2004 (restated)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,747	$20,839
Accounts and other receivables, net	4,190	10,505
Inventories	67,822	54,765
Prepaid expenses and other current assets	2,219	1,404
Deferred tax assets	6,981	6,981

Total current assets	84,959	94,494

Property, plant and equipment, at cost, net of accumulated depreciation	39,053	40,603
Goodwill, net	7,460	7,460
Deferred financing costs, net	1,744	1,811
Other assets	491	468

Total assets	$133,707	$144,836

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$27,248	$22,247
Accrued expenses	25,832	30,643
Income taxes payable	1,670	8,250

Total current liabilities	54,750	61,140

Revolving commitment	2,000	—
Other long term liabilities	18,705	16,917
Redeemable preferred stock, $0.001 par value; authorized – 2,000,000 shares; Issued and outstanding – 46,417 Series A at January 2, 2005 and 46,316 Series A at October 2, 2004	46,417	46,316
Senior notes	59,495	59,495
Deferred tax liabilities	59	59

Total liabilities	181,426	183,927

Commitments and contingencies	—	—

Stockholder’s equity (deficit):
Common stock, $0.001 par value, authorized 12,000,000 shares, Issued and outstanding 7,371,586 shares at January 1, 2005 and 7,369,502 at October 2, 2004	7	7
Stock subscriptions receivable	(450)	(450)
Paid-in capital	(44,709)	(44,714)
Retained deficit	(2,567)	6,066

Total stockholders’ deficit	(47,719)	(39,091)

Total liabilities and stockholders’ equity (deficit)	$133,707	$144,836

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

Leslie’s Poolmart, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	13 Weeks Ended
	January 1, 2005 (restated)	December 27, 2003 (restated)
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(8,633)	$(6,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,949	2,715
Preferred stock dividend and accretion	1,962	—
Amortization of loan fees and discounts	67	155
Allowance for doubtful accounts	86	75
Loss on disposition of assets	23	284
Changes in operating assets and liabilities
Accounts and other receivables	6,229	3,402
Inventories	(13,057)	(11,678)
Prepaid expenses and other current assets	(815)	(489)
Other assets	(23)	8
Accounts payable and accrued expenses	117	(1,452)
Income taxes payable	(6,580)	(7,321)

Net cash used in operating activities	(17,675)	(21,180)

Investing activities:
Purchase of property, plant and equipment	(1,422)	(665)
Proceeds from disposition of property, plant and equipment	—	13

Net cash used in investing activities	(1,422)	(652)

Financing activities:
Net line of credit borrowings	2,000	14,513
Issuance of common stock	5	—
Payment of deferred financing cost	—	(260)

Net cash provided by financing activities	2,005	14,253

Net decrease in cash and cash equivalents	(17,092)	(7,579)

Cash and cash equivalents at beginning of period	20,839	10,022

Cash and cash equivalents at end of period	$3,747	$2,443

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(1) Restatement of Previously Issued Financial Statements

Following a review of the Company’s lease accounting, the Company has reclassified tenant improvement allowances from a contra asset in property, plant and equipment, net to accrued expenses in the consolidated balance sheets. The amortization of the tenant improvement allowances has also been reclassified from a reduction of depreciation and amortization expense to a reduction of occupancy expense in the consolidated statements of income. Finally, the receipt of tenant improvement allowances has been reclassified in the consolidated statement of cash flows by increasing purchase of property, plant and equipment, and decreasing net cash used in operating activities.

The following table reflects the effect of the restatement on the Consolidated Balance Sheet (in thousands):

	As of January 1, 2005		As of October 2, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Selected Balance Sheet Data:
Property, plant and equipment, at cost, net of accumulated depreciation	$36,882	$39,053	$38,359	$40,603
Total assets	131,536	133,707	142,592	144,836
Other long term liabilities	16,534	18,705	14,673	16,917
Total liabilities	179,255	181,426	181,683	183,927
Total liabilities and stockholder’s equity (deficit)	131,536	133,707	142,592	144,836

The following table reflects the effect of the restatement on the Consolidated statements of Cash Flows (in thousands):

	As of January 1, 2005		As of December 27, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Selected Cash Flow Data:

Depreciation and amortization	$2,782	$2,949	$2,559	$2,715
Accounts payable, expenses and other liabilities	190	117	(1,317)	(1,452)
Net cash provided by operating activities	(17,769)	(17,675)	(21,201)	(21,180)
Purchase of property, plant and equipment	(1,328)	(1,422)	(644)	(665)
Net cash used in investing activities	(1,328)	(1,422)	(631)	(652)

(2) Presentation and Financial Information

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

(3) Organization and Operation

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

(4) Stock Based Compensation

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

(5) Inventories

Inventories consists of the following:

Amounts in thousands	January 1, 2005	October 2, 2004
Raw materials and supplies	$1,430	$355
Finished goods	67,820	55,657
Reserve	(1,428)	(1,247)

Total Inventories	$67,822	$54,765

(6) Redeemable Preferred Stock

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

(7) Recent Accounting Pronouncements

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

(8) Subsequent Events

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

Tender Offer

As part of the recapitalization, Leslie’s commenced a cash tender offer (the “Tender Offer”) for any and all of its 10 3/8% Senior Subordinated Notes due 2008 (the “Existing Notes”) and a consent solicitation to amend the related indenture (the “Consent Solicitation” and, together with the Tender Offer, the “Offer”). On January 11, 2005, the Company entered into a supplemental indenture (the “Supplemental Indenture”) with The Bank of New York, as the trustee, supplementing the Indenture dated as of May 21, 2003 (the “Indenture”) as contemplated by the terms of its Offer. The Supplemental Indenture eliminated substantially all of the restrictive covenants and certain events of default under the Indenture relating to the Existing Notes.

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

Results of Operations

Net Sales. Net sales for the 13 weeks ended January 1, 2005 were $40.9 million compared to $40.8 million for the 13 weeks ended December 27, 2003. The 0.3% increase was due to the additional store count as compared to the prior year. The modest increase in sales during the quarter was primarily impacted by the change in the comparability of weeks in the quarter as compared to the prior year’s quarter. Fiscal 2004 included a 53rd week that would have been recorded in the first quarter of fiscal 2005 had the prior year been a 52-week fiscal year. Due to the fact our sales ramp down quickly during the first quarter, had the 53rd week of 2004 been recorded in the first quarter of 2005, sales would have increased 9.6% during the quarter as compared to the prior year. Retail comparable store sales for the 13 weeks ended January 1, 2005 decreased 5.4% as compared to the prior year. Accounting for the shift in sales from the 53rd week, comparable store sales would have increased 4.0% during the quarter. We consider a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a measure of financial performance under accounting principles generally accepted in the United States (GAAP). Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

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

Other Income and Expense. Net interest expense was $3.6 million for the 13 weeks ended January 1, 2005 compared to $1.8 million for the 13 weeks ended December 27, 2003. The increase in interest expense was due primarily to the impact of the Company’s adoption of SFAS No. 150 whereby the Company record the accrued interest and accretion of our preferred stock as interest expense instead of recording this as a reduction of retained earnings. For the 13 week period ended January 1, 2005 this expense was $2.0 million. The Company’s cash interest expense was lower than the prior year due to lower average debt balances during the quarter as compared to the previous year.

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

Adjusted EBITDA. The Adjusted EBITDA loss for the 13 weeks ended January 1, 2005 was $6.5 million compared to an Adjusted EBITDA loss of $6.6 million, for the 13 weeks ended December 27, 2003.

Adjusted EBITDA is determined as follows (1):

	13 Weeks Ended
Amounts in thousands	January 1, 2005 (restated)	December 27, 2003 (restated)
Net loss as reported	$(8,633)	$(6,879)
Depreciation	2,949	2,715
Interest expense, net	3,649	1,777
Loss on disposition of assets	23	284
Income tax benefit	(4,465)	(4,483)

Adjusted EBITDA loss	$(6,477)	$(6,586)

(1)	Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, and unusual charges. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States (GAAP), but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data all of which are prepared in accordance with GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations and presents a better measure of liquidity for those charges that are not anticipated to be incurred in the future. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

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

Liquidity and Capital Resources. Net cash used in operating activities was $17.7 million for the 13 weeks ended January 1, 2005 compared to net cash used in operating activities of $21.2 million for the same period in the prior year. The change in the 13 weeks ended January 1, 2005 compared to the first quarter of fiscal 2004, was due primarily to a reduction in accounts payable.

Capital expenditures for the 13 weeks ended January 1, 2005 were $1.4 million. We expect to incur capital expenditures between $10.0 and $13.0 million in fiscal 2005, primarily for the purpose of opening new stores. It is anticipated the balance of 2005 capital expenditures will be funded out of cash provided by operations and borrowings under the credit facility.

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

The adoption of Statements 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income in Note 4 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information relating to Leslie’s including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, accumulated, summarized and reported within the time periods specified in SEC rules and forms, and was communicated to our principal executive officer and principal accounting officer during the period when this report was being prepared to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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