Form 10-K/A
period 2004-10-02
LESLIES POOLMART INC
filed 2005-05-09
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended October 2, 2004, which was filed with the Securities and Exchange Commission on December 15, 2004, as amended by Amendment No. 1, filed with the Securities and Exchange Commission on April 25, 2005. The purpose of the Amendments is to restate our consolidated financial statements for the years ended October 2, 2004, September 27, 2003, September 28, 2002, September 29, 2001 and September 30, 2000 and related disclosures, as described in Note 1 to the Consolidated Financial Statements, in response to FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases. The Amendments also amend Items 6, 7, 8 and 9a and the certifications attached hereto as exhibits 31.1, 31.2, 32.1 and 32.2. Except as described above, no other information in the Form 10-K has been amended.

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

We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements

9. Income Taxes

The provision/(benefit) for income taxes is comprised of the following:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	October 2, 2004	September 27, 2003	September 28, 2002
Federal:

Current	$9,722,000	$4,706,000	$4,507,000
Deferred	(1,512,000)	673,000	(1,860,000)

	$8,210,000	$5,379,000	$2,647,000

State:

Current	$2,563,000	$1,269,000	$1,114,000
Deferred	(399,000)	182,000	(403,000)

	2,164,000	1,451,000	711,000

Total	$10,374,000	$6,830,000	$3,358,000

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	October 2, 2004	September 27, 2003	September 28, 2002
Federal income tax at statutory rate	$9,317,000	$5,839,000	$2,737,000
Permanent differences	36,000	33,000	151,000
State taxes, net of federal benefit	1,407,000	958,000	470,000
Other	(386,000)	—	—

	$10,374,000	$6,830,000	$3,358,000

The tax effect of temporary differences which give rise to significant portions of the deferred tax asset and liability are summarized below.

	Fiscal 2004		Fiscal 2003
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Depreciation and amortization	$988,000	$—	$687,000	$—
State income taxes	—	—	—	—
Inventory	—	(59,000)	—	(317,000)
Reserves and other accruals	4,095,000	—	3,012,000	—
Deferred rent	597,000	—	629,000	—
Compensation accruals	733,000	—	1,115,000	—
Net operating loss	2,346,000	—	2,308,000	—
Other	490,000	—	481,000	(700,000)
Valuation allowance	(2,268,000)	—	(2,204,000)	—

	$6,981,000	$(59,000)	$6,028,000	$(1,017,000)

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

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements

A summary of option activities for all plans is as follows:

	Fiscal 2004		Fiscal 2003		Fiscal 2002
	Shares	Wt. Avg. Ex Price	Shares	Wt. Avg. Ex Price	Shares	Wt. Avg. Ex Price
Outstanding at beginning of year	1,456,060	$1.97	1,841,330	$1.77	1,683,830	$1.75
Granted	190,200	5.80	15,000	2.00	220,000	2.00
Exercised	—	—	(390,270)	1.04	(8,333)	2.00
Cancelled	(17,500)	2.00	(10,000)	2.00	(54,167)	2.00

Outstanding at end of year	1,628,760	$2.42	1,456,060	$1.97	1,841,330	$1.77

Exercisable at end of year	1,385,054	$1.97	1,226,605	$1.97	1,278,270	$1.67

The following table summarizes information about all stock options outstanding as of October 2, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighed Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$ 1.00	42,725	2.7	$1.00	42,725	$1.00
$ 2.00	1,395,835	7.0	$2.00	1,342,329	$2.00
$ 5.80	190,200	9.2	$5.80	—	$5.80

	1,628,760	7.1	$2.42	1,385,054	$1.97

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

Name	Age	Positions
Lawrence H. Hayward	50	Chairman of the Board, President and Chief Executive Officer
Donald J. Anderson	44	Executive Vice President, Chief Financial Officer and Director
Edward C. Agnew	65	Director
John M. Baumer	37	Director
John G. Danhakl.	48	Director
Michael J. Fourticq	60	Director
Ted C. Nark	46	Director
Michael L. Hatch	51	Senior Vice President, Merchandising and Marketing
Janet I. McDonald	46	Senior Vice President, Chief Information Officer
Marvin D. Schutz	55	Senior Vice President, Store Operations

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

	Year	Fiscal Year Compensation		Long-Term Compensation	All Other Compensation
		Salary ($)	Bonus ($)(1)	Stock Options (#)(2)	401(k) ($)(3)	Insurance/Other ($)(4)
Lawrence H. Hayward Chairman of the Board, President and Chief Executive Officer and Director	2004 2003 2002	459,327 425,000 417,308	463,118 386,750 365,925	60,000 — 30,000	4,000 4,000 3,400	46,186 42,628 180

Donald J. Anderson Executive Vice President, Chief Financial Officer and Director	2004 2003 2002	324,231 300,000 292,308	223,505 195,000 183,250	30,000 — 20,000	4,000 4,000 3,400	28,237 24,148 120

Michael L. Hatch Senior Vice President, Merchandising and Marketing	2004 2003 2002	201,794 189,000 186,292	98,741 85,995 81,817	5,000 — 10,000	4,000 3,774 2,250	1,517 250 180

Janet I. McDonald Senior Vice President, Chief Information Officer	2004 2003 2002	166,731 147,473 —	78,854 60,085 —	2,500 — —	3,000 2,786 —	1,417 180 —

Marvin D. Schutz Senior Vice President, Store Operations	2004 2003 2002	190,995 182,000 179,779	93,385 82,810 78,792	1,250 — 10,000	4,000 4,000 3,400	1,766 516 451

(1)	Bonuses are attributed to the year earned, and are paid out after the conclusion of the fiscal year. Bonuses were paid on a twelve-month basis for all of the fiscal years showing.
(2)	All options were granted at their fair market value on the date of grant.
(3)	Represents expected Company matching contributions to individuals’ 401(k) accounts.
(4)	Insurance portion represents premiums paid by the Company for life insurance not generally available to all Company employees.

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

(b) Reports on Form 8-K

None.

COPIES OF THIS FORM 10-K MAY BE OBTAINED WITHOUT CHARGE UPON WRITTEN

REQUEST TO THE COMPANY AT THE FOLLOWING ADDRESS:

LESLIE’S POOLMART, INC.

3925 E. BROADWAY RD., SUITE #100

PHOENIX, ARIZONA 85040

ATTN: CORPORATE SECRETARY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on May 9, 2005.

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

Signature	Capacity	Date
/s/ LAWRENCE H. HAYWARD	Chairman of the Board of Directors, Chief Executive Officer and President	May 9, 2005
Lawrence H. Hayward

/s/ EDWARD C. AGNEW	Director	May 9, 2005
Edward C. Agnew

/s/ JOHN M. BAUMER	Director	May 9, 2005
John M. Baumer

/s/ JOHN G. DANHAKL	Director	May 9, 2005
John G. Danhakl

/s/ MICHAEL J. FOURTICQ	Director	May 9, 2005
Michael J. Fourticq

/s/ DONALD J. ANDERSON	Chief Financial Officer, Director and Principal Accounting Officer	May 9, 2005
Donald J. Anderson