Form 10-Q/A
period 2005-01-01
LESLIES POOLMART INC
filed 2005-05-09
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Yes ☐  No ☒

The number of shares of the registrant’s Common Stock outstanding at May 9, 2005 was 40,000,000 shares.

LESLIE’S POOLMART, INC.

AND SUBSIDIARIES

FORM 10-Q

For the 13 Weeks Ended January 1, 2005

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2005, which was filed with the Securities and Exchange Commission on February 14, 2005, as amended by Amendment No. 1, filed with the Securities and Exchange Commission on April 25, 2005. The purpose of the Amendments is to restate our consolidated financial statements for the quarterly periods ended January 1, 2005, October 2, 2004 and December 27, 2003 and related disclosures, as described in Note 1 to the Consolidated Financial Statements, in response to FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases. The Amendments also amend Items 1, 2 and 4 of Part I and the certifications attached hereto as exhibits 31.1, 31.2, 32.1 and 32.2. Except as described above, no other information in the Form 10-Q has been amended.

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

Leslie’s Poolmart, Inc.

Consolidated Statements of Operations (unaudited)

	13 Weeks Ended
Amounts In Thousands	January 1, 2005	December 27, 2003
Sales	$40,937	$40,820
Cost of merchandise and services sold, including warehousing and transportation expenses, and related occupancy costs	21,565	22,390

Gross profit	19,372	18,430
Selling, general and administrative expenses	28,798	27,731

Operating loss	(9,426)	(9,301)
Other (income) expense:
Interest expense	3,649	1,782
Interest income	—	(5)
Loss on disposition of fixed assets	23	284

Total other expense	3,672	2,061

Loss before taxes	(13,098)	(11,362)
Income tax benefit	(4,465)	(4,483)

Net loss	(8,633)	(6,879)

Series A Preferred Stock dividends and accretion	—	1,692

Loss applicable to common stockholders	$(8,633)	$(8,571)

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Cash Flows

	13 Weeks Ended
(Dollar amounts in thousands)	January 1, 2005 (restated)	December 27, 2003 (restated)
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(8,633)	$(6,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,949	2,715
Preferred stock dividend and accretion	1,962	—
Amortization of loan fees and discounts	67	155
Allowance for doubtful accounts	86	75
Loss on disposition of assets	23	284
Changes in operating assets and liabilities
Accounts and other receivables	6,229	3,402
Inventories	(13,057)	(11,678)
Prepaid expenses and other current assets	(815)	(489)
Other assets	(23)	8
Accounts payable and accrued expenses	117	(1,452)
Income taxes payable	(6,580)	(7,321)

Net cash used in operating activities	(17,675)	(21,180)

Investing activities:
Purchase of property, plant and equipment	(1,422)	(665)
Proceeds from disposition of property, plant and equipment	—	13

Net cash used in investing activities	(1,422)	(652)

Financing activities:
Net line of credit borrowings	2,000	14,513
Issuance of common stock	5	—
Payment of deferred financing cost	—	(260)

Net cash provided by financing activities	2,005	14,253

Net decrease in cash and cash equivalents	(17,092)	(7,579)
Cash and cash equivalents at beginning of period	20,839	10,022

Cash and cash equivalents at end of period	$3,747	$2,443

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

Date: May 9, 2005

By:	/s/ Donald J. Anderson
Donald J. Anderson
Executive Vice-President and Chief Financial Officer

Date: May 9, 2005