Form 10-Q
period 2005-04-02
LESLIES POOLMART INC
filed 2005-05-17
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 2, 2005

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

Yes ☐    No ☒

The number of shares of the registrant’s Common Stock outstanding at May 16, 2005 was 40,034,500 shares.

LESLIE’S POOLMART, INC.

AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended April 2, 2005

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Leslie’s Poolmart, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands)

	April 2, 2005	October 2, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,605	$20,839
Accounts and other receivables, net	6,194	10,505
Inventories	94,419	54,765
Prepaid expenses and other current assets	2,566	1,404
Deferred tax assets	22,111	6,981

Total current assets	131,895	94,494
Property, plant and equipment, at cost, net of accumulated depreciation	39,928	40,603
Goodwill, net	7,460	7,460
Deferred financing costs, net	7,466	1,811
Other assets	475	468

Total assets	$187,224	$144,836

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$62,250	$22,247
Accrued expenses	25,899	30,643
Income taxes payable	—	8,250

Total current liabilities	88,149	61,140
Revolving commitment	53,125	—
Other long term liabilities	3,179	16,917
Redeemable preferred stock, $0.001 par value; authorized 1,000,000 shares, Issued and outstanding 41,000 Series A at April 2, 2005 and 46,316 at October 2, 2004	41,000	46,316
Senior notes	172,771	59,495
Deferred tax liabilities	59	59

Total liabilities	358,283	183,927

Commitments and contingencies	—	—
Stockholder’s equity (deficit):
Common stock, $0.001 par value, authorized 50,000,000 shares, Issued and outstanding 40,034,500 shares at April 2, 2005 and 7,369,502 at October 2, 2004	40	7
Stock subscriptions receivable	—	(450)
Paid-in capital	(143,682)	(44,714)
Retained earnings/(deficit)	(27,417)	6,066

Total stockholders’ deficit	(171,059)	(39,091)

Total liabilities and stockholders’ equity (deficit)	$187,224	$144,836

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Operations (unaudited)

Amounts In Thousands

	13 Weeks Ended		26 Weeks Ended
	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
	(unaudited)		(unaudited)
Sales	$44,836	$38,848	$85,774	$79,668
Cost of merchandise sold and services sold, including warehousing and transportation expenses	23,006	20,149	44,572	42,539

Gross profit	21,830	18,699	41,202	37,129
Selling, general and administrative expenses	31,896	28,626	60,694	56,357
Unusual charges	16,871	—	16,871	—

Operating loss	(26,937)	(9,927)	(36,363)	(19,228)
Other expenses/(income):
Interest expense	4,922	1,834	8,575	3,616
Interest income	—	(5)	(4)	(10)
Other expense/(income)	—	(230)	23	54
Unusual charges	8,881	—	8,881	—

Total other expense	13,803	1,599	17,475	3,660

Loss before income taxes	(40,740)	(11,526)	(53,838)	(22,888)
Income tax benefit	(15,890)	(4,547)	(20,355)	(9,030)

Net loss	(24,850)	(6,979)	(33,483)	(13,858)
Series A Preferred Stock dividends and accretion	—	(1,756)	—	(3,448)

Loss applicable to common shareholders	$(24,850)	$(8,735)	$(33,483)	$(17,306)

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	26 Weeks Ended
	April 2, 2005	March 27, 2004 (restated)
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(33,483)	$(13,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,228	5,403
Preferred stock dividend and accretion	5,929	—
Amortization of loan fees and discounts	1,980	276
Allowance for doubtful accounts	183	153
Loss on disposition of assets	24	53
Deferred income taxes	(15,130)	(5,323)
Changes in operating assets and liabilities
Accounts and other receivables	4,128	2,835
Inventories	(39,654)	(33,053)
Prepaid expenses and other current assets	(1,162)	(1,061)
Other assets	(7)	(7)
Accounts payable and accrued expenses	35,442	27,791
Income taxes payable	(8,250)	(7,816)

Net cash used in operating activities	(46,743)	(24,607)

Investing activities:
Purchase of property, plant and equipment	(5,278)	(4,750)
Proceeds from disposition of property, plant and equipment	—	610

Net cash used in investing activities	(5,278)	(4,140)

Financing activities:
Net line of credit borrowings	53,125	25,000
Preferred stock premium and discount	1,041	—
Stock option compensation	16,070	—
Proceeds from warrants and options exercised	4,067	—
Purchase of common stock	(158,467)	—
Proceeds from issuance of common stock, net of fees	39,845	—
Payments of deferred financing cost	(7,635)	(260)
Payment of long term debt	(55,495)	—
Sale of senior notes	168,742	—
Preferred stock payment	(64,506)	—
Refinance preferred stock	41,000	—

Net cash provided by financing activities	37,787	24,740

Net decrease in cash and cash equivalents	(14,234)	(4,007)
Cash and cash equivalents at beginning of period	20,839	10,022

Cash and cash equivalents at end of period	$6,605	$6,015

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(1) Restatement of Previously Issued Financial Statements

Following a review of the Company’s lease accounting, the Company has reclassified tenant improvement allowances from a contra asset in property, plant and equipment, net to accrued expenses in the consolidated balance sheets. The amortization of the tenant improvement allowances has also been reclassified from a reduction of depreciation and amortization expense to a reduction of occupancy expense in the consolidated statements of income. Finally, the receipt of tenant improvement allowances has been reclassified in the consolidated statement of cash flows by increasing purchase of property, plant and equipment, and decreasing net cash used in operating activities. There was no impact to net income and the balance of retained earnings as a result of this restatement.

The following table reflects the effect of the restatement on the Consolidated statements of Cash Flows (in thousands):

	Twenty-six weeks ended March 27, 2004
	As Previously Reported	As Restated
Selected Cash Flow Data:
Depreciation and amortization	$5,095	$5,403
Accounts payable, expenses and other liabilities	27,555	27,791
Net cash provided by operating activities	(25,151)	(24,607)
Purchase of property, plant and equipment	(4,206)	(4,750)
Net cash used in investing activities	(3,596)	(4,140)

(2) Presentation and Financial Information

The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week and 26-week period ended April 2, 2005 are not necessarily indicative of the results that may be expected for the year ended October 1, 2005.

The balance sheet at April 2, 2005 has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Leslie’s Poolmart, Inc.’s annual report on Form 10-K for the year ended October 2, 2004.

(3) Organization and Operation

Leslie’s Poolmart, Inc. which is sometimes referred to as the “Company” or “Leslie’s” in this report, is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie’s Swimming Pool Supplies through 494 stores in 36 states; a nationwide mail order catalog; and an Internet E-commerce capability. The Company also repackages certain bulk chemical products for retail sale. The Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending in June and September.

(4) Recapitalization

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

Amended Credit Facility

On January 25, 2005, Leslie’s and LPM Manufacturing, Inc., a wholly owned subsidiary of Leslie’s, entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with the lenders noted therein and Wells Fargo Retail Finance LLC as agent for the Lenders. The Loan Agreement provides for the extension by the lenders of revolving loans and other financial accommodations to Leslie’s and LPM Manufacturing, Inc. in an aggregate principal amount of $75.0 million. The Company’s obligations under the amended credit facility are secured by a lien on substantially all of the Company assets. In addition to the $75.0 million commitment, the total commitment will be increased by $30.0 million via a temporary over-advance facility through June 30, 2005. At the Company’s option, the over-advance facility will again be available in the amount of $20.0 million from September 30, 2005 through March 31, 2006. Finally, at the lender’s discretion, an over-advance facility of $10.0 million may be available to the Company from September 30, 2006 through March 31, 2007.

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

The total consideration for the Existing Notes, which was paid in respect of Existing Notes accepted for payment that were validly tendered with consents and not withdrawn on or prior to 5:00 p.m., New York City time, on January 7, 2005, was $1,059.30 for each $1,000 principal amount of Existing Notes, which includes the consent payment of $30.00 per $1,000 principal amount of Existing Notes. Existing Notes accepted for payment that were validly tendered subsequent to 5:00 p.m., New York City time, on January 7, 2005 but on or prior to 5:00 p.m., New York City time, on February 2, 2005, received the tender offer consideration of $1,029.30 for each $1,000 principal amount of Existing Notes, which is equal to the total consideration minus the consent payment of $30.00 per $1,000 principal amount of Existing Notes. $55.5 million aggregate principal amount of the notes have been accepted by the Company in the Offer.

Unusual charges

As part of the recapitalization, the Company recognized $25.7 million in unusual charges for the following costs associated with the transaction.

(in thousands)
Unusual operating charges:
Stock and other compensation expense	$16,871

Other unusual operating charges:
Bond tender consideration and premium	3,246
Preferred stock premium	470
Miscellaneous, legal and advisory fees	2,904
Unamortized discount on preferred stock	571
Write-off debt issuance costs	1,690

Total unusual charges	$25,752

(5) Stock Based Compensation

The Company has adopted the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” which amends SFAS No. 123 “Accounting for Stock-Based Compensation”. The Company has adopted the disclosure only provision of SFAS No. 123 and accordingly recognizes no compensation expense for employee stock option grants. Had compensation expense for these plans been determined consistent with SFAS No. 123, the Company’s net loss would have been increased by $12,000 and $20,000 for the 13 weeks ended April 2, 2005 and March 27, 2004, respectively. For the 26 weeks ended April 2, 2005 and March 27, 2004 the Company’s net loss would have increased by $50,000 and $40,000 respectively.

(6) Inventories

Inventories consists of the following:

Amounts in thousands	April 2, 2005	October 2, 2004
Raw materials and supplies	$898	$355
Finished goods	93,521	54,410

Total Inventories	$94,419	$54,765

(7) Redeemable Preferred Stock

Effective October 3, 2004, the Company adopted the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The effect of SFAS No. 150 was to reclassify the redeemable preferred stock balance from the mezzanine section of the balance sheet to a liability classification on the balance sheet. In addition, the dividend payable and the accretion of the preferred stock are classified as interest expense instead of charging it against the retained deficit. The amount of interest recorded during the 13-week and 26 week period ended April 2, 2005 related to preferred stock accretion was $1.3 million and $3.2 million respectively.

(8) Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123; (Revised 2004) (Statement 123(R)) “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB opinion 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows”. Statement 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair market values. Statement 123(R) is effective for the Company beginning October 3, 2005. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statements 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income in Note 3 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

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

General

Leslie’s Poolmart, Inc. is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company markets its products through 494 Company-owned stores in 36 states; a nationwide mail order catalog; and an Internet E-commerce capability. Leslie’s is vertically integrated, operating a chemical repackaging facility in Ontario, California and a specialty chemical repackaging facility in Hebron, Kentucky. It supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Swedesboro, New Jersey; and Hebron, Kentucky.

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

Results of Operations

Net Sales. Net sales for the 13 weeks ended April 2, 2005 were $44.8 million compared to $38.8 million for the 13 weeks ended March 27, 2004. The 15.4% increase was due primarily to the additional store count as compared to the prior year. Year-to-date sales were $85.8 million as compared to $79.7 million in the prior year. Comparable store sales for the 13 weeks ended April 2, 2005 increased 7.8% as compared to the prior year. Comparable store sales for the 26 weeks ended April 2, 2005 increased 1.2% as compared to the prior year sales. We consider a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a measure of financial performance under accounting principles generally accepted in the United States (GAAP). Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

Gross Profit. Gross profit for the 13 weeks ended April 2, 2005 was $21.8 million compared to $18.7 million for the 13 weeks ended March 27, 2004. As a percentage of sales, gross profit was 48.7% for the second quarter of fiscal 2005 compared to 48.1% for the second quarter of fiscal 2004. Gross profit improved primarily to the increase in sales associated with the additional store count and the strong comparable store sales achieved during the quarter. Gross profit margin during the quarter improved primarily from reductions in shrink at the stores. For the 26 weeks ended April 2, 2005, gross profit was $41.2 million as compared to $37.1 million in the prior year. As a percentage of sales, gross profit was 48.0% as compared to 46.7% in the prior year.

Operating and Administrative Expense. Operating and administrative expense for the 13 weeks ended April 2, 2005, were $48.8 million compared to $28.6 million for the 13 weeks ended March 27, 2004. Operating and administrative expenses as a percentage of sales were 108.8% for the 13 weeks ended April 2, 2005 compared to 73.7% for the 13 weeks ended March 27, 2004. Operating expenses increased during the quarter due primarily to a $16.9 million unusual charge in the quarter for merger related expenses, as described in Note 4 to our consolidated financial statements, and due to increases in occupancy and other related costs associated with the additional store count as compared to the prior year. For the 26 weeks ended April 2, 2005, operating expenses, were $ 77.6 million as compared to $56.4 million in the prior year.

Operating Loss. Operating loss for the 13 weeks ended April 2, 2005, increased by $17.0 million from a $9.9 million loss during the 13 weeks ended March 27, 2004 to an operating loss of $26.9 million for the 13 weeks ended April 2, 2005. The operating loss for the 13 weeks ended April 2, 2005 was higher due to the $16.9 million unusual charge in the quarter for merger related expenses and the increased costs associated with the additional store count as compared to the prior year. During the second quarter of fiscal 2005 the Company operated 494 stores as compared to 452 stores in the second quarter of 2004. The operating loss for the 26 weeks ended April 2, 2005 increased by $17.1 million as compared to the prior year.

Other Income and Expense. Net interest expense was $4.9 million for the 13 weeks ended April 2, 2005 compared to $1.8 million for the 13 weeks ended March 27, 2004. For the 26 weeks ended April 2, 2005, the net interest expense was $8.6 million as compared to $3.6 million in the prior year. The increase in interest expense was due to the impact of the Company’s adoption of SFAS No. 150 whereby the Company records the accrued interest and accretion of our preferred stock as interest expense instead of recording this as a reduction of retained earnings and to the increase in average debt balances in the quarter due to the January merger. For the 13-week and 26-week period ended April 2, 2005, the impact due to the adoption of SFAS No. 150 expense was $1.3 million, and $3.2 million, respectively.

Unusual Charge. During the quarter, the Company recorded an unusual operating charge of $16.9 million for expenses related to the January merger. Of these costs, $16.1 million was compensation expense due to the stock options that were exercised as part of the merger transaction. Also during the quarter, the Company recorded an unusual non-operating charge of $8.9 million for expenses related to the January merger. See Note 4 to our consolidated financial statements.

Income Taxes. The Company’s income tax benefit for the 13 weeks ended April 2, 2005 was $15.9 million, or an effective rate of 39.0% as compared to a $4.5 million benefit, or an effective rate of 39.5% for the 13 weeks ended March 27, 2004. The effective rate is lower in 2005 due to the Company’s adoption of SFAS No. 150, whereby preferred stock interest is a permanent difference and receives no income tax benefit. For the 26 weeks ended April 2, 2005, the income tax benefit was $20.3 million, or an effective rate of 37.8% as compared to a $9.0 million benefit, or an effective rate of 39.5% for the prior year.

Adjusted EBITDA. The Adjusted EBITDA loss for the 13 weeks ended April 2, 2005 was $7.1 million compared to an Adjusted EBITDA loss of $7.2 million, for the 13 weeks ended March 27, 2004. For the 26 weeks ended April 2, 2005, the adjusted EBITDA improved by $263,000 from an EBITDA loss of $13.8 million in the prior year.

Adjusted EBITDA is determined as follows (1):

	13 Weeks Ended		26 Weeks Ended
Amounts in thousands	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
		(restated)		(restated)
Net loss as reported	$(24,850)	$(6,979)	$(33,483)	$(13,858)
Depreciation	2,980	2,688	5,929	5,403
Interest expense, net	4,922	1,829	8,594	3,606
Loss on disposition of assets	—	(230)	—	54
Income tax benefit	(15,890)	(4,547)	(20,355)	(9,030)
Unusual charges	25,752	—	25,752	—

Adjusted EBITDA loss	$(7,086)	$(7,239)	$(13,563)	$(13,825)

(1)	Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, and unusual charges. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States (GAAP), but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data all of which are prepared in accordance with GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations and presents a better measure of liquidity for those charges that are not anticipated to be incurred in the future. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

Financial Condition, Liquidity and Capital Resources

Changes in Financial Condition. Between October 2, 2004 and April 2, 2005, total current assets increased by $37.4 million primarily as the result of a $39.7 million increase in inventory during the period. Inventory normally increases during this time frame as the Company prepares for its peak selling season.

During the same period, current liabilities increased by $27.0 million due primarily to a $40.0 million increase in accounts payable partially offset by a $8.2 million decrease in income taxes payable and a $4.7 million decrease in accrued expenses. The change in accounts payable reflects the additional purchases of inventory while the reduced income tax liability is due to the timing differences of tax payments.

Liquidity and Capital Resources. Net cash used in operating activities was $36.3 million for the 26 weeks ended April 2, 2005 compared to net cash used in operating activities of $25.2 million for the same period in the prior year. The change in the 26 weeks ended April 2, 2005 compared to the second quarter of fiscal 2004, was due primarily to an increase in inventories and accounts payable.

Capital expenditures for the 26 weeks ended April 2, 2005 were $5.3 million. We expect to incur capital expenditures between $10.0 and $13.0 million in fiscal 2005, primarily for the purpose of opening new stores. It is anticipated the balance of 2005 capital expenditures will be funded out of cash provided by operations and borrowings under the credit facility.

Net cash provided by financing activities for the 26 weeks ended April 2, 2005 was $37.8 million compared to $24.7 million in the prior year. The increase was due to higher borrowings drawn against the Company’s revolving credit facility as compared to the prior year. Funds borrowed under the revolving credit portion of the Company’s credit facility are restricted to working capital and general corporate purposes, which includes capital expenditures. The level of borrowings under the Company’s credit facility is dependent primarily upon cash flows from operations, the timing of disbursements, long-term borrowing activity and capital expenditure requirements.

The adoption of Statements 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in Note 5 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

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

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s significant contractual obligations as of April 2, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at April 2, 2005 and certain other purchase obligations as discussed below.

(in thousands)	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 years	4 – 5 years	After 5 Years
Senior notes	$275,665	$13,590	$27,180	$20,909	$213,986
Operating leases	136,618	31,572	48,793	39,284	16,969
Preferred stock	110,283	4,334	10,065	12,263	83,621

Total contractual Obligations	$522,566	$49,496	$86,038	$72,456	$314,576

(in thousands)	Amounts of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 – 3 years	4 – 5 years	After 5 years
Standby letters of credit	$4,221	$4,221	$—	$—	$—

Financial responsibility bonds	$355	$355	$—	$—	$—

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

As part of the recapitalization, we incurred new contractual obligations under the indenture governing the notes and a management services agreement with Leonard Green & Partners, L.P. (“LGP”). Following the recapitalization, we expect our interest expense to increase as a result of the higher level of indebtedness and our selling, general and administrative expenses to increase as a result of the increased management fees payable to LGP.

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

We are and may continue to be a party to various lawsuits and arbitrations from time to time. As of April 2, 2005, we were not a party to any legal proceedings that we believe are likely to have a material effect on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 25, 2005, pursuant to an Agreement and Plan of Merger between Leslie’s and LPM Acquisition LLC (“LPM”), LPM was merged with and into Leslie’s, with Leslie’s continuing as the surviving entity in the merger (the “Merger”). Immediately prior to the consummation of the Merger, GCP California Fund, L.P. (“GCP”) and certain other Leslie’s stockholders contributed all or a portion of their existing Leslie’s common stock to LPM, and GCP and others contributed $51.1 million to LPM, in exchange for common and preferred units of LPM which were subsequently converted into 40,000,000 shares of common stock and 41,000 shares of preferred stock of Leslie’s.

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

The newly issues 40,000,000 shares of Leslie’s common stock and 41,000 shares of Leslie’s preferred stock are exempt from registration under Rule 506 of the Securities Act. The shares of Leslie’s common stock and preferred stock were issued to no more than 35 non-accredited investors. Such non-accredited investors were represented by a purchaser representative. The issuance of shares of Leslie’s common and preferred stock was not accomplished through a general advertising or solicitation and we exercised reasonable care to ensure that the purchasers of the securities were not statutory underwriters.

Item 5.	Other Information – None

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of January 7, 2005 between the Company and LPM Acquisition LLC (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on January 11, 2005)

3.1	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on January 25, 2005 (previously filed as Exhibit 3.1 to the Registration Statement on Form S-4 filed on April 22, 2005)

4.1	Supplemental Indenture dated as of January 11, 2005 between the Company and The Bank of New York Trust Company, N.A. (previously filed as Exhibit 10.01 to the Current Report on Form 8-K filed on January 25, 2005)

4.2	Indenture dated as of January 25, 2005 between the Company and The Bank of New York Trust Company, N.A. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on January 28, 2005)

10.1	Stockholders Agreement dated as of January 25, 2005 among the Company, GCP California Fund, L.P., Leslie’s Coinvestment, LLC and the stockholders identified on the signature pages thereto (previously filed as Exhibit 10.1 to the Registration Statement on Form S-4 filed on April 22, 2005)

Exhibit Number	Description

10.2	Management Services Agreement dated as of January 25, 2005 between the Company and Leonard Green & Partners, L.P. (previously filed as Exhibit 10.2 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.3	Amendment No. 1 dated as of January 24, 2005 to the Amended and Restated Employment Agreement dated November 21, 2003 between the Company and Lawrence H. Hayward (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on January 25, 2005)

10.4	Amendment No. 1 dated as of January 19, 2005 to the Amended and Restated Employment Agreement dated November 21, 2003 between the Company and Donald J. Anderson (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on January 25, 2005)

10.5	Amended and Restated Loan and Security Agreement dated as of January 25, 2005 among the Company, LPM Manufacturing, Inc., Wells Fargo Retail Finance LLC and the other lenders parties thereto (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on January 28, 2005)

10.6	Registration Rights Agreement, dated January 25, 2005, between the Company and certain holders of the Company’s 7.75% Senior Notes due 2013 (previously filed as Exhibit 10.01 to the Current Report on Form 8-K filed on January 28, 2005)

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LESLIE’S POOLMART, INC.

By:	/s/ Lawrence H. Hayward
Lawrence H. Hayward
President and Chief Executive Officer

Date: May 16, 2005

By:	/s/ Donald J. Anderson
Donald J. Anderson
Executive Vice-President and Chief Financial Officer

Date: May 16, 2005