Form 10-Q
period 2005-07-02
LESLIES POOLMART INC
filed 2005-08-12
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 2, 2005

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

Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding at August 12, 2005 was 40,000,000 shares.

LESLIE’S POOLMART, INC.

AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended July 2, 2005

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Leslie’s Poolmart, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands)

	July 2, 2005	October 2, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,600	$20,839
Accounts and other receivables, net	12,933	10,505
Inventories	90,924	54,765
Prepaid expenses and other current assets	2,492	1,404
Deferred tax assets	8,946	6,981

Total current assets	131,895	94,494
Property, plant and equipment, at cost, net of accumulated depreciation	40,662	40,072
Goodwill and other intangibles, net	8,046	7,991
Deferred financing costs, net	7,405	1,811
Other assets	504	468

Total assets	$188,512	$144,836

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$68,870	$22,247
Accrued expenses	42,102	30,643
Income taxes payable	—	8,250

Total current liabilities	110,972	61,140
Revolving commitment	11,502	—
Other long term liabilities	3,525	16,917
Redeemable preferred stock, $0.001 par value; authorized 1,000,000 shares, Issued and outstanding 41,000 Series A at July 2, 2005 and 46,316 at October 2, 2004	41,000	46,316
Senior notes	172,811	59,495
Deferred tax liabilities	59	59

Total liabilities	339,869	183,927
Commitments and contingencies	—	—
Stockholder’s deficit:
Common stock, $0.001 par value, authorized 50,000,000 shares, Issued and outstanding 40,000,000 shares at July 2, 2005 and 7,369,502 at October 2, 2004	40	7
Stock subscriptions receivable	—	(450)
Paid-in capital	(144,216)	(44,714)
Retained deficit	(7,181)	6,066

Total stockholders’ deficit	(151,357)	(39,091)

Total liabilities and stockholders’ deficit	$188,512	$144,836

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Operations (unaudited)

Amounts In Thousands

	13 Weeks Ended		39 Weeks Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
	(unaudited)		(unaudited)
Sales	$173,343	$151,953	$259,117	$231,621
Cost of merchandise sold and services sold, including warehousing and transportation expenses	87,425	76,730	131,997	119,269

Gross profit	85,918	75,223	127,120	112,352
Selling, general and administrative expenses	44,916	41,445	105,610	97,802
Unusual charges	1,117	—	17,988	—

Operating income	39,885	33,778	3,522	14,550
Other expenses/(income):
Interest expense	5,285	1,826	13,860	5,443
Interest income	—	(2)	(4)	(12)
Other expense	11	83	34	136
Unusual charges	—	—	8,881	—

Total other expense	5,296	1,907	22,771	5,567

Income/(loss) before income taxes	34,589	31,871	(19,249)	8,983
Income tax expense/(benefit)	14,353	12,614	(6,002)	3,584

Net income/(loss)	20,236	19,257	(13,247)	5,399
Series A Preferred Stock dividends and accretion	—	(1,822)	—	(5,270)

Income/(loss) applicable to common shareholders	$20,236	$17,435	$(13,247)	$129

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	39 Weeks Ended
	July 2, 2005	June 26, 2004 (restated)
	(unaudited)	(unaudited)
Operating activities:
Net income/(loss)	$(13,247)	$5,399
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	8,802	8,170
Preferred stock dividend and accretion	4,272	—
Amortization of loan fees and discounts	2,385	397
Allowance for doubtful accounts	387	300
Loss on disposition of assets	34	136
Stock option compensation	16,070	—
Changes in operating assets and liabilities
Accounts and other receivables	(2,815)	2,145
Inventories	(36,159)	(31,350)
Prepaid expenses and other current assets	(1,088)	(765)
Other assets	(36)	(13)
Accounts payable and accrued expenses	57,567	28,899
Income taxes payable	(10,215)	(701)

Net cash provided by operating activities	25,957	12,617

Investing activities:
Purchase of property, plant and equipment	(9,491)	(8,522)
Proceeds from disposition of property, plant and equipment	10	610

Net cash used in investing activities	(9,481)	(7,912)

Financing activities:
Net line of credit borrowings	11,502	—
Preferred stock premium and discount	1,041	—
Proceeds from warrants and options exercised	4,067	—
Purchase of common stock	(158,984)	—
Proceeds from issuance of common stock, net of fees	39,828	—
Payments of deferred financing cost	(7,910)	(260)
Payment of long term debt	(55,495)	—
Proceeds from sale of bonds	168,742	—
Preferred stock payment	(64,506)	—
Refinance preferred stock	41,000	—

Net cash used in financing activities	(20,715)	(260)

Net increase/(decrease) in cash and cash equivalents	(4,239)	4,445
Cash and cash equivalents at beginning of period	20,839	10,022

Cash and cash equivalents at end of period	$16,600	$14,467

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

The following table reflects the effect of the restatement on the consolidated statements of Cash Flows (in thousands):

	Thirty-nine weeks ended June 26, 2004
	As Previously Reported	As Restated
Selected Cash Flow Data:
Depreciation and amortization	$7,700	$8,170
Accounts payable, expenses and other liabilities	27,980	28,899
Net cash provided by operating activities	11,228	12,617
Purchase of property, plant and equipment	(7,133)	(8,522)
Net cash used in investing activities	(6,523)	(7,912)

(2)	Presentation and Financial Information

The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week and 39-week period ended July 2, 2005 are not necessarily indicative of the results that may be expected for the year ended October 1, 2005.

The balance sheet at July 2, 2005 has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Leslie’s Poolmart, Inc.’s annual report on Form 10-K-A Amendment No. 2 for the year ended October 2, 2004.

(3)	Organization and Operation

Leslie’s Poolmart, Inc., which is sometimes referred to as the “Company” or “Leslie’s” in this report, is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie’s Swimming Pool Supplies through 514 stores in 36 states; a nationwide mail order catalog; and the Internet. The Company also repackages certain bulk chemical products for retail sale. The

Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the third and fourth quarters.

(4)	Recapitalization

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

Offering

On January 25, 2005, Leslie’s sold, through a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”), $170 million in aggregate principal amount of its 7.75% Senior Notes due 2013 (the “Notes”), with net proceeds, after fees and discounts, of $164.3 million. The Notes were sold in the United States only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in accordance with Regulation S under the Securities Act. Leslie’s used the net proceeds of this offering to finance the Merger and to consummate the tender offer for its 10.375% Senior Notes due 2008. Subsequent to the initial private placement of the Notes, the Notes were exchanged for registered notes in June 2005, pursuant to an exchange offer.

Amended Credit Facility

On January 25, 2005, Leslie’s and LPM Manufacturing, Inc., a wholly owned subsidiary of Leslie’s, entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with the lenders noted therein and Wells Fargo Retail Finance LLC as agent for the Lenders. The Loan Agreement provides for the extension by the lenders of revolving loans and other financial accommodations to Leslie’s and LPM Manufacturing, Inc. in an aggregate principal amount of $75.0 million. The Company’s obligations under the amended credit facility are secured by a lien on substantially all of the Company assets. In addition to the $75.0 million commitment, at the Company’s option, the total commitment can be increased by $20.0 million via a temporary over-advance facility from September 30, 2005 through March 31, 2006. Finally, at the lender’s discretion, an over-advance facility of $10.0 million may be available to the Company from September 30, 2006 through March 31, 2007.

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

The total consideration for the Existing Notes was $1,059.30 for each $1,000 principal amount of Existing Notes, which includes the consent payment of $30.00 per $1,000 principal amount of Existing Notes. Existing Note holders received the tender offer consideration of $1,029.30 for each $1,000 principal amount of Existing Notes, which is equal to the total consideration minus the consent payment of $30.00 per $1,000 principal amount of Existing Notes. $55.5 million aggregate principal amount of the notes were accepted by the Company in the Offer.

Unusual charges

As part of the recapitalization, the Company recognized $26.9 million in unusual charges for costs associated with the transaction. This amount includes a severance of approximately $1.1 million representing the anticipated payment due to Mr. Anderson, the Company’s Executive Vice President and Chief Financial Officer, who will be departing the Company early in the fourth quarter.

(in thousands)
Unusual operating charges:
Stock and other compensation expense	$17,988

Other unusual operating charges:
Bond tender consideration and premium	3,246
Preferred stock premium	470
Miscellaneous, legal and advisory fees	2,904
Unamortized discount on preferred stock	571
Write-off debt issuance costs	1,690

Total unusual charges	$26,869

(5)	Stock Based Compensation

The Company has adopted the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” which amends SFAS No. 123 “Accounting for Stock-Based Compensation”. The Company has adopted the disclosure only provision of SFAS No. 123 and accordingly recognizes no compensation expense upon grant for employee stock option grants. Had compensation expense for these plans been determined consistent with SFAS No. 123, the Company’s net income would have been decreased by $0 and $28,000 for the 13 weeks ended July 2, 2005 and June 26, 2004, respectively. For the 39 weeks ended July 2, 2005 the Company’s net loss would have increased by $50,000 and for the 39 weeks ended June 26, 2004 the Company’s net income would have decreased by $75,000.

(6)	Inventories

Inventories consist of the following:

Amounts in thousands	July 2, 2005	October 2, 2004
Raw materials and supplies	$1,280	$355
Finished goods	89,644	54,410

Total Inventories	$90,924	$54,765

(7)	Redeemable Preferred Stock

Effective October 3, 2004, the Company adopted the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150 the Company reclassified the redeemable preferred stock balance from the mezzanine section of the balance sheet to a liability classification on the balance sheet. In addition, the dividend payable and the accretion of the preferred stock was reclassified to interest expense instead of charging it directly to the retained deficit. The amount of interest recorded during the 13-week and 39-week period ended July 2, 2005 related to preferred stock accretion was $1.0 million and $4.3 million respectively.

(8)	Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123; (Revised 2004) (Statement 123(R)) “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB opinion 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows”. Statement 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair market values. Statement 123(R) is effective for the Company beginning October 3, 2005. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method could have a significant impact on our results of operations, although it will have no impact on our overall cash position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income in Note 5 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

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

General

Leslie’s Poolmart, Inc. (the “Company” or “Leslie’s”) is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company markets its products through 514 Company-owned stores in 36 states; a nationwide mail order catalog; and the Internet. Leslie’s is vertically integrated, operating a chemical repackaging facility in Ontario, California and a specialty chemical repackaging facility in Hebron, Kentucky. We supply our retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Swedesboro, New Jersey; and Hebron, Kentucky.

Seasonality and Quarterly Fluctuations

The Company’s business exhibits substantial seasonality, which the Company believes is typical of the swimming pool supply industry. In general, sales and net income are highest during the third and fourth fiscal quarters, which represent the peak months of swimming pool use. Sales are substantially lower during the first and second quarters when the Company will typically incur operating losses.

The Company expects that its quarterly results of operations will fluctuate depending on the timing and amount of revenue contributed by new stores and, to a lesser degree, the timing of costs associated with the opening of new stores. The Company generally attempts to open the majority of its new stores during the second quarter in order to position itself for the peak-selling season.

Results of Operations

Net Sales. Net sales for the 13 weeks ended July 2, 2005 were $173.3 million compared to $152.0 million for the 13 weeks ended June 26, 2004. The 14.1% increase was due to improved comparable store sales coupled with additional store count of 514 stores in 2005 versus 473 stores in 2004. Year-to-date sales were $259.1 million as compared to $231.6 million in the prior year. Comparable store sales for the 13 weeks ended July 2, 2005 increased 10.3% as compared to the prior year. Comparable store sales for the 39 weeks ended July 2, 2005 increased 7.2% as compared to the prior year sales. We consider a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a measure of financial performance under accounting principles generally accepted in the United States (GAAP). Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

Gross Profit. Gross profit for the 13 weeks ended July 2, 2005 was $85.9 million compared to $75.2 million for the 13 weeks ended June 26, 2004. As a percentage of sales, gross profit was 49.6% for the third quarter of fiscal 2005 compared to 49.5% for the third quarter of fiscal 2004. Gross profit improved primarily due to the increase in sales associated with the additional store count and the strong comparable store sales achieved during the quarter. For the 39 weeks ended July 2, 2005, gross profit was $127.1 million as compared to $112.4 million in the prior year. As a percentage of sales, gross profit was 49.1% as compared to 48.5% in the prior year. Gross profit as a percent to sales increased due to improvements in product acquisitions cost.

Operating and Administrative Expense. Operating and administrative expense for the 13 weeks ended July 2, 2005, were $46.0 million compared to $41.4 million for the 13 weeks ended June 26, 2004. Operating and administrative expenses as a percentage of sales were 26.6% for the 13 weeks ended July 2, 2005 compared to 27.3% for the 13 weeks ended June 26, 2004. Operating expenses increased during the quarter due to increases in occupancy and other related costs associated with the additional store count as compared to the prior year. For the 39 weeks ended July 2, 2005, operating expenses, were $123.6 million as compared to $97.8 million in the prior year. Operating and administrative expenses as a percentage of sales were 47.7% for the 39 weeks ended July 2, 2005 compared to 42.2% for the 39 weeks ended June 26, 2004. Operating expenses increased during the year due primarily to a $18.0 million unusual charge for merger related expenses, as described in Note 4 to our consolidated financial statements.

Operating Income. Operating income for the 13 weeks ended July 2, 2005 increased by $6.1 million from a $33.8 million during the 13 weeks ended June 26, 2004 to an operating income of $39.9 million for the 13 weeks ended July 2, 2005. Operating income for the 13 weeks ended July 2, 2005 improved primarily due to the improved gross margin achieved during the quarter. The operating income for the 39 weeks ended July 2, 2005 decreased by $11.0 million as compared to the prior year due primarily to the $18.0 million unusual charge for merger related expenses.

Other Income and Expense. Net interest expense was $5.3 million for the 13 weeks ended July 2, 2005 compared to $1.8 million for the 13 weeks ended June 26, 2004. For the 39 weeks ended July 2, 2005, net interest expense was $13.9 million as compared to $5.4 million in the prior year. The increase in interest expense was due to the impact of the Company’s adoption of SFAS No. 150 whereby the Company records the accrued interest and accretion of our preferred stock as interest expense instead of recording this as a reduction of retained earnings and to the increase in average debt balances in the quarter due to the January merger. For the 13-week and 39-week period ended July 2, 2005, the impact due to the adoption of SFAS No. 150 expense was $1.0 million, and $4.3 million, respectively.

Unusual Charge. During the year, the Company recorded an unusual operating charge of $16.9 million for expenses related to the January recapitalization. Of these costs, $18.0 million was compensation expense due to the stock options that were exercised as part of the merger transaction. Also during January 2005, the Company recorded an unusual non-operating charge of $8.9 million for expenses related to the January recapitalization. See Note 4 to our consolidated financial statements.

Income Taxes. The Company’s income tax expense for the 13 weeks ended July 2, 2005 was $14.4 million, or an effective rate of 41.5% as compared to a $12.6 million expense, or an effective rate of 39.6% for the 13 weeks ended June 26, 2004. The effective rate is higher in 2005 due to the Company’s adoption of SFAS No. 150, whereby preferred stock accretion is treated as interest expense and is a permanent difference and receives no income tax benefit. For the 39 weeks ended July 2, 2005, the income tax benefit was $6.0 million, or an effective rate of 31.2% as compared to a $3.6 million expense, or an effective rate of 39.9% for the prior year.

Adjusted EBITDA. The Adjusted EBITDA for the 13 weeks ended July 2, 2005 was $43.9 million compared to an Adjusted EBITDA of $36.5 million, for the 13 weeks ended June 26, 2004. For the 39 weeks ended July 2, 2005, the adjusted EBITDA improved by $7.6 million from an EBITDA of $22.7 million in the prior year.

Adjusted EBITDA is determined as follows (1):

	13 Weeks Ended		39 Weeks Ended
Amounts in thousands	July 2, 2005	June 26, 2004 (restated)	July 2, 2005	June 26, 2004 (restated)
Net income/(loss) as reported	$20,236	$19,257	$(13,247)	$5,399
Depreciation	2,873	2,767	8,802	8,170
Interest expense, net	5,285	1,824	13,856	5,431
Loss on disposition of assets	11	83	34	136
Income tax expense/(benefit)	14,353	12,614	(6,002)	3,584
Unusual charges	1,117	—	26,869	—

Adjusted EBITDA	$43,875	$36,545	$30,312	$22,720

(1)	Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, and unusual charges. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data all of which are prepared in accordance with GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations and presents a better measure of liquidity for those charges that are not anticipated to be incurred in the future. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

Financial Condition, Liquidity and Capital Resources

Changes in Financial Condition. Between October 2, 2004 and July 2, 2005, total current assets increased by $37.4 million primarily as the result of a $36.1 million increase in inventory during the period. Inventory normally increases during this time frame as the Company prepares for its peak selling season.

During the same period, current liabilities increased by $49.8 million due primarily to a $46.6 million increase in accounts payable and a $11.5 million increase in accrued expenses. The change in accounts payable reflects the additional purchases of inventory.

Liquidity and Capital Resources. Net cash provided by operating activities was $9.9 million for the 39 weeks ended July 2, 2005 compared to net cash provided by operating activities of $12.6 million for the same period in the prior year. The change in the 39 weeks ended July 2, 2005 compared to the third quarter of fiscal 2004, was due primarily to an increase in inventories and accounts payable.

Capital expenditures for the 39 weeks ended July 2, 2005 were $9.5 million. We expect to incur capital expenditures between $10.0 and $13.0 million in fiscal 2005, primarily for the purpose of opening new stores. It is anticipated the balance of 2005 capital expenditures will be funded out of cash provided by operations and borrowings under the credit facility.

Net cash used in financing activities for the 39 weeks ended July 2, 2005 was $4.6 million compared to $260,000 in the prior year. The increase was due to higher borrowings drawn against the Company’s revolving credit facility as compared to the prior year. Funds borrowed under the revolving credit portion of the Company’s credit facility are restricted to working capital and general corporate purposes, which includes capital expenditures. The level of borrowings under the Company’s credit facility is dependent primarily upon cash flows from operations, the timing of disbursements, long-term borrowing activity and capital expenditure requirements.

The adoption of Statement 123(R)’s fair value method could have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in Note 5 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

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

On January 25, 2005, the Company entered into the Loan Agreement with the lenders noted therein and Wells Fargo Retail Finance LLC as agent for the Lenders. The Loan Agreement provides for the extension by the Lenders of revolving loans and other financial accommodations to Leslie’s and LPM Manufacturing, Inc. in an aggregate principal amount not to exceed $105.0 million, was reduced on July 1, 2005 as set forth in the Loan Agreement. The Loan Agreement contains customary representations and warranties, covenants, conditions to borrowing and will require the maintenance of certain quarterly financial and operating ratios and covenants, including minimum EBITDA levels, fixed charged coverage ratio, and senior leverage ratio.

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

The Company’s Loan and Security Agreement carries interest rate risk. Amounts borrowed under this Agreement bear interest at either LIBOR plus 1.5%, or at the Company’s choice, the lender’s reference rate. Should the lenders’ base rate change, the Company’s interest expense will increase or decrease accordingly. At the end of the current quarter, there was $11.5 million outstanding under this facility.

Item 4.	Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information relating to Leslie’s including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports, is recorded, processed, accumulated, summarized and reported within the time periods specified in SEC rules and forms, and was communicated to our principal executive officer and principal accounting officer during the period when this report was being prepared to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are and may continue to be a party to various lawsuits and arbitrations from time to time. As of July 2, 2005, we were not a party to any legal proceedings that we believe are likely to have a material effect on our business.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description
10.1	Amendment No. 1 to Executive Employment Agreement dated July 1, 2005 between the Company and Steven L. Ortega

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LESLIE’S POOLMART, INC.

By:	/s/ Lawrence H. Hayward
Lawrence H. Hayward
President and Chief Executive Officer

Date: August 12, 2005

By:	/s/ Donald J. Anderson
Donald J. Anderson
Executive Vice-President and Chief Financial Officer

Date: August 12, 2005