Form 10-K
period 2005-10-01
LESLIES POOLMART INC
filed 2005-12-20
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 1, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d).    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

The Number of Shares of Common Stock outstanding as of December 20, 2005 was 39,975,000.

LESLIE’S POOLMART, INC.

For the Fiscal Year Ended October 1, 2005

Leslie’s Poolmart, Inc.

PART I

ITEM 1. BUSINESS

Leslie’s Poolmart, Inc. (“Leslie’s” or the “Company”) is the leading national specialty retailer of swimming pool supplies and related products. These products primarily consist of regularly purchased, non-discretionary pool maintenance items such as chemicals, equipment, cleaning accessories and parts, and also include fun, safety and fitness-oriented recreational items. The Company currently markets its products under the trade name Leslie’s Swimming Pool Supplies through 515 company-owned retail stores in 36 states, mail order catalogs sent to selected pool owners nationwide, and an internet web store.

The Company provides its customers a comprehensive selection of high quality products, competitive every day low prices and superior customer service through knowledgeable and responsive sales personnel who offer a high level of technical assistance at convenient store locations. The typical Leslie’s store is located in an area with high concentrations of swimming pools and approximates 3,800 square feet of space. The typical store is located either in a strip center or on a freestanding site in an area of heavy retail activity, and draws its customers primarily from an approximately five-mile trade area. The Company maintains a proprietary mailing list of approximately 5.8 million addresses, including approximately 80% of the residential in-ground pools in the U.S. This highly focused list of target customers is central to the Company’s direct mail marketing efforts, which support its retail store, mail order operations and web store.

The Company was incorporated as a Delaware corporation in 1997. The Company’s principal executive offices are located at 3925 E. Broadway Road, Suite 100, Phoenix, Arizona 85040, and the telephone number at that address is (602) 366-3999. Leslie’s corporate website address is www.lesliespool.com.

See Item 8, Financial Statements and Supplementary Data, for financial information.

Swimming Pool Supply Industry

We market our products and services in the estimated $4.4 billion U.S. swimming pool and spa supply industry, which can be divided into four major segments: residential in-ground pools, residential above-ground pools, commercial pools and spas or hot tubs. According to market research firm P.K. Data, the installed base of residential in-ground pools, above-ground pools and spas and hot tubs in the United States has grown from just under 9 million in 1993 to over 13 million in 2004, and is projected to grow to over 16 million by 2007. Both historic and new pool unit growth is highly correlated to macroeconomic housing trends, as approximately 60% of all in-ground swimming pools are built as part of new home construction.

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

Leslie’s Poolmart, Inc.

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

Products

Leslie’s offers its customers a comprehensive selection of products necessary to satisfy their swimming pool supply needs. During 2005, the Company stocked approximately 1,600 items in each store, with more than 26,000 additional items available through its other channels of distribution and special order processes. In 2005, approximately 600 items were displayed in the Company’s residential mail order catalogs, approximately 2,430 items were offered through the Company’s web store and 800 items were in the commercial catalog, although special order procedures make nearly all Leslie’s products available to mail order customers as well. In fiscal 2005, Leslie’s brand name products accounted for 37% of the Company’s total sales.

The Company’s major product categories are pool chemicals; major equipment; cleaning and testing equipment; pool covers, reels, and liners; above-ground pools in a limited number of stores; and recreational items (which include swimming pool floats, games, lounges, masks, fins, snorkels and other “impulse purchase” items).

Non-discretionary and regularly consumed products such as pool chemicals, major equipment and parts represented 82% of total sales in fiscal 2005. The Company’s non-discretionary products typically have long shelf lives and are generally not prone to either obsolescence or shrinkage which could occur from changing technology or consumer buying patterns.

Channels of Distribution

Retail Store Operations. At the end of fiscal 2005, Leslie’s marketed its products through 515 retail stores in 36 states under the trade name Leslie’s Swimming Pool Supplies. California represents its single largest concentration of stores with 114, while 90 stores are located in Texas, and 101 stores are in the northeast/mid-Atlantic states. Leslie’s retail stores are located in areas with high concentrations of swimming pools and typically are approximately 3,900 square feet in size. In addition to the store manager, the typical Leslie’s store employs one assistant manager, who is generally a full-time employee. Additionally, Leslie’s makes frequent use of part-time and temporary employees to support its full-time employees during peak seasons. During 2005, the Company had 33 district managers, each of whom was responsible for approximately 16 stores.

Leslie’s Poolmart, Inc.

Mail Order Catalog and Internet Web Store. Leslie’s mail order catalogs provide an extension of its service philosophies and products to those areas not currently served by a retail store and allow the scope of the Company’s business to be truly nationwide. The Company also operates a web store (www.lesliespool.com) providing online customers with thousands of products available for ordering and important information on pool cleaning, equipment, sanitation, and safety advice. The virtual store allows customers an opportunity to shop online and the ability to retrieve relevant information, 24 hours a day, seven days a week. The Company believes that its mail order catalogs and Web Store build awareness of the Leslie’s name, provide it with buying and direct marketing efficiencies and, when coupled with information from its retail stores, are instrumental in determining site selection for new stores.

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

Marketing

The majority of the Company’s marketing is done on a direct mail basis through its proprietary mailing list of approximately 5.8 million addresses at which, primarily, residential pools are located. Leslie’s has found that its ability to mail directly to this highly focused group is an effective and efficient way to conduct its marketing activities to both retail store and mail order customers. The Company constantly updates its address list through proprietary research techniques and in-store customer sign-ups.

Addresses on the Company’s proprietary list that are located within a specified service area of a retail store receive circulars once or twice per month from late March or early April through September or, selectively, through October. As a regular part of Leslie’s promotional activities, each mailer highlights specific items which are intended to increase store traffic, and reinforces to the customer the advantages of shopping at Leslie’s, which include everyday low pricing, knowledgeable employees, a high level of customer service, and a broad selection of high quality products. Addresses outside the Company’s store service areas, and recently active mail order customers within those service areas, receive the Company’s mail order catalogs. The Company utilizes local print media when it enters a new market, and does so regularly in connection with its above-ground pool sales markets. New store openings typically involve additional advertising in the first two to three months of operation.

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

Leslie’s Poolmart, Inc.

The Company’s principal chemical raw materials and granular chlorine compounds are purchased primarily from three suppliers. At the end of fiscal 2004, the Company entered into a multi-year product purchase agreement with a major producer of one of the principal chlorine compounds, the chlorinated isocyanurates. The Company believes there are several other reliable suppliers of chlorine products in the marketplace today. Although the Company has one sole source supplier for a nonchlorine shocking compound, the Company believes that termination of supply would not pose any significant problems because substitute chemicals and alternate shocking techniques are available. The Company believes that reliable alternative sources of supply are available for all of its raw materials and finished products.

Vertical Integration

Leslie’s operates a plant in Ontario, California where it converts dry granular chlorine into tablet form and repackages a variety of bulk chemicals into various sized containers suitable for retail sales. Leslie’s also formulates a variety of specialty liquids, including water clarifiers, tile cleaners, algaecides and stain preventives. The chemicals the Company processes have a relatively long shelf life. Leslie’s believes that supplying its stores with chemicals from its own repackaging plant provides it with cost savings, as well as greater control over product availability and quality, as compared to non-integrated pool supply retailers. It also offers the Company greater flexibility of product sourcing and vital information when negotiating with third-party repackagers and chemical providers. The Leslie’s brand name appears on all products processed at its repackaging plant, and on the majority of its chemical products. The Company believes it is among the largest processors of chlorine products for the swimming pool supply industry.

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

Distribution

In 2005, the Company distributed its products to its retail stores and to its catalog customers through its leased distribution facilities in Ontario, California; Dallas, Texas; Swedesboro, New Jersey; Hebron, Kentucky; and Orlando, Florida.

The Company purchases the majority of the chemicals to be distributed from the Dallas, Swedesboro and Hebron distribution centers from outside manufacturers rather than obtaining them through its repackaging facility in Southern California. During the height of its seasonal activities, each of the Company’s retail store’s inventory is generally replenished every 5 to 7 days.

The Company utilizes a variety of leased and owned equipment, supplemented by additional equipment leased during the busy season, to transport its goods to stores.

Competition

Competition within the pool supply industry is highly fragmented and largely populated by local “mom and pop” stores and regional chains. Based on the number of stores, the Company estimates that the next largest specialty pool supply retailer is less than one-third of its size. Mass merchant and home improvement chains participate in the category on a seasonal basis. While the ability of these merchants to accept low margins on the limited number of items they offer makes them aggressive price competitors of the Company, they are not generally priced significantly below Leslie’s and do not offer the level of customer service or wide selection of swimming pool supplies available at Leslie’s.

Leslie’s Poolmart, Inc.

Employees

As of October 1, 2005, Leslie’s employed 2,026 persons. During the height of the Company’s seasonal activities in 2005, it employed 2,956 persons, including seasonal and part-time store employees who generally are not employed during the off season. The Company is not subject to any collective bargaining agreements and believes its overall relationship with its employees is good.

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

Leslie’s Poolmart, Inc.

ITEM 1A. RISK FACTORS

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include the following:

A small group of stockholders are able to exercise control over our business.

GCP California Fund, L.P. (“GCP”) and additional affiliates of Leonard Green & Partners, L.P. (“LGP”), through their ownership or control of over 80% of the outstanding shares of the Company’s common stock, have the power to elect a majority of the Leslie’s Board of Directors. Accordingly, those entities have the power to approve all amendments to the Company’s certificate of incorporation and bylaws and to effect fundamental corporate transactions such as mergers, asset sales and public offerings.

Our continued success depends on our successful expansion in new and existing markets.

The Company’s continued growth depends to a significant degree on its ability to open new stores in existing and new markets and to operate these stores on a profitable basis. To a lesser extent, the Company’s continued growth depends on increasing comparable store sales. The Company opened 27 net new stores in 2003, 37 net additional retail stores in 2004 and 41 net additional stores in 2005. We cannot assure that we will be able to open new stores in a timely manner; to hire, train and integrate employees; to continue locating and obtaining favorable store sites; and to adapt its distribution, management information and other operating systems to the extent necessary to grow in a successful and profitable manner. Further, we cannot assure that the Company’s new stores will achieve historical levels of sales or profitability. Since the Company’s new stores generally have lower operating margins following their opening than mature stores, the opening of a large number of stores could have an adverse effect on total operating margins. Additionally, the Company’s expansion plans could be adversely affected by a significant downturn in the economy and resulting decrease in new home and swimming pool construction. We expect that the Company’s quarterly results of operations will fluctuate depending on the timing and the amount of revenue contributed by new stores and, to a lesser degree, the timing of costs associated with the opening of new stores.

Our business is highly seasonal and results of operations fluctuate as a result of weather conditions.

Our business exhibits substantial seasonality which we believe is typical of the swimming pool supply industry. In general, sales and earnings are highest during the second and third quarters, which represent the peak months of swimming pool use. Typically, all of the Company’s operating income is generated in these two quarters which offsets the operating losses incurred in each of the other two quarters. Our business is significantly affected by weather patterns. For example, unseasonably late warming trends can decrease the length of the pool season, and unseasonably cool weather and/or extraordinary amounts of rainfall in the peak season may decrease swimming pool use, resulting in lower maintenance needs and decreased sales.

Leslie’s Poolmart, Inc.

We may not be able to successfully compete.

Most of the Company’s competition comes from local stores or regional chains which do not typically repackage products and which generally buy products in smaller quantities. The chain store competitors include a large franchise operator of approximately 140 retail outlets in the Florida market and a limited number of other retail chains of approximately 15 to 30 stores. We compete on selected principal products with large-volume mass merchants and home centers which offer a limited selection of pool supplies as compared to us. Should mass merchants increase the breadth of their pool related product offerings, it would likely have an adverse effect on our business. There are no proprietary technologies or other significant barriers to prevent other firms from entering the swimming pool supply retail market in the future. Competition could adversely impact the Company’s sales and operating margins.

Our business may be adversely affected by an economic downturn.

Consumer demand for swimming pool related products may decline if discretionary spending declines as a result of a downturn in the economy. While spending for maintenance, repairs and replacement by existing pool owners must occur to maintain existing swimming pools, a portion of the Company’s growth depends on the continued expansion of the installed swimming pool base, which may be considered a discretionary expenditure and could be negatively affected by a difficult economy.

Our business includes the packaging and storage of chemicals and an accident related to those chemicals could subject us to liability and increases costs.

We operate chemical repackaging facilities in Ontario, California and Hebron, Kentucky and we store chemicals in our retail stores and in distribution facilities in Ontario, California; Dallas, Texas; Swedesboro, New Jersey; Orlando, Florida; and Hebron, Kentucky. Since some of the chemicals we repackage and store are flammable or combustible compounds, we must comply with various fire and safety ordinances. However, a fire at one of the Company’s facilities could give rise to liability claims against us. In addition, if an incident involves a repackaging or distribution facility, we might be required temporarily to use alternate sources of supply which could increase the Company’s cost of sales. We believe that we maintain adequate insurance coverage. However, due to changes in the insurance industry that have led to higher costs, we can not guarantee that we will be able to maintain adequate insurance at reasonable rates or that the Company’s insurance coverage will be adequate to cover future claims that may arise.

Our business is subject to compliance with environmental, health, transportation and safety regulations.

We are subject to various regulations under federal, state and local environmental, health, transportation and safety requirements. These regulations govern the storage and sale of pool chemicals, as well as packaging, labeling, handling, and transportation of those products. Failure to comply with these laws may result in the assessment of civil and criminal penalties. Compliance with such laws in the future may be costly, as the trend in such regulations has been increasingly restrictive on activities that impact the environment.

We are dependent on key personnel and the loss of their services could adversely affect us.

We believe that the Company’s success is largely dependent upon the abilities and experience of its senior management team. The loss of services of one or more of these senior executives could adversely affect the Company’s results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

On or about April 4, 2005, the Company received a comment letter from the Securities and Exchange Commission regarding the Company’s annual report on Form 10-K for the fiscal year ended October 2, 2004 and the quarterly report on Form 10-Q for the period ended January 1, 2005. All comments were resolved through correspondence and telephone conversations with the Securities and Exchange Commission.

Leslie’s Poolmart, Inc.

ITEM 2. PROPERTIES

As of October 1, 2005, the Company operated 515 stores in 36 states. The following table sets forth information concerning the Company’s stores:

State	Number of Stores
Alabama	5
Arizona	48
Arkansas	1
California	114
Colorado	1
Connecticut	9
Delaware	2
Florida	53
Georgia	19
Illinois	5
Indiana	6
Iowa	1
Kansas	1
Kentucky	4
Louisiana	6
Maryland	5
Massachusetts	7
Michigan	7
Mississippi	1
Missouri	8
Nebraska	1
Nevada	16
New Hampshire	2
New Jersey	22
New Mexico	2
New York	21
North Carolina	4
Ohio	10
Oklahoma	7
Pennsylvania	18
Rhode Island	1
South Carolina	3
Tennessee	7
Texas	90
Utah	1
Virginia	7

Total Stores	515

Except for 25 owned stores, the Company has leases on the remaining retail stores with lease terms expiring between 2005 and 2015. The Company’s typical lease term is five years, and in many instances, the Company has renewal options at increased rents. Four leases provide for rent contingent on sales exceeding specific amounts. No other leases require payment based on a percentage rent.

The Company’s corporate office is located in Phoenix, Arizona. The 38,000 square foot office building was leased for five years and had one five-year renewal option. During 2002, the Company renegotiated its existing lease adding approximately 16,000 square feet of space. The new lease extends the term until June 2009, and has one five-year renewal option.

The Company’s Southern California distribution center is located in a 183,000 square foot facility in Ontario, California. The Ontario facility is leased for a 10-year term, expiring in 2007 and the lease has two five-year renewal options. The Company’s distribution facility in Dallas, Texas contains 126,000 square feet of space. The lease of this facility was renewed in 2005 and is scheduled to expire in 2015, with one five-year option thereafter. The 131,000 square foot distribution facility in Swedesboro, New Jersey is leased for a 10-year term, expiring in 2008. The lease includes options to renew for two five-year periods. The 146,000 square foot distribution center in Covington, Kentucky is leased for a 12-year term and provides for two five-year renewal options.

Leslie’s Poolmart, Inc.

ITEM 3. LEGAL PROCEEDINGS

The Company is routinely involved in legal proceedings related to the ordinary course of its business; however, we are currently not party to any material legal proceedings. Management does not believe any current legal proceedings will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Leslie’s Poolmart, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public trading market for the Company’s common stock. As of November 30, 2005, there were 33 stockholders of the Company’s common stock.

During the fiscal year ended October 1, 2005, the company consummated the following transactions which we refer to collectively as the “Recapitalization”.

The Merger

LPM Acquisition LLC (“LPM Acquisitions”), a newly-formed entity controlled by GCP and affiliates of LGP, merged with and into Leslie’s on January 25, 2005, with Leslie’s continuing as the surviving entity in the merger. Immediately prior to the consummation of the merger, GCP, one of the Company’s directors and one of the Company’s executive officers who is also a director contributed a portion of their shares of Leslie’s common stock with a value of $29.1 million to LPM Acquisition in exchange for common units of LPM Acquisition. In addition, GCP and an additional affiliate of LGP contributed $10.9 million in cash to LPM Acquisition in exchange for common units of LPM Acquisition. As a result of this merger, the common units of LPM Acquisition were converted into Leslie’s common stock and Leslie’s common stock is now owned by GCP, additional affiliates of LGP and some of Leslie’s directors and members of management.

In the merger, all of the shares of common and preferred stock outstanding prior to the merger and outstanding options (other than those that were contributed to LPM Acquisition) were exchanged for cash consideration of $189.5 million. The cash paid for each share of common stock was $15.00, and the cash paid for each share of preferred stock, including redemption premium and accrued interest and dividends, was $1,389.00.

In connection with the merger, GCP and additional affiliates of LGP also acquired shares valued at $40.1 million of a new series of preferred stock from Leslie’s. One of the Company’s directors contributed common stock valued at $0.9 million in exchange for shares of such preferred stock.

The newly issued 40,000,000 shares of Leslie’s common stock and 41,000 shares of Leslie’s preferred stock were exempt from registration under Rule 506 of the Securities Act. The shares of Leslie’s common stock and preferred stock were issued to no more than 35 non-accredited investors. Such non-accredited investors were represented by a purchaser representative. The issuance of shares of Leslie’s common and preferred stock was not accomplished through a general advertising or solicitation and the Company exercised reasonable care to ensure that the purchasers of the securities were not statutory underwriters.

The Tender Offer and Consent Solicitation

On December 23, 2004, the Company commenced a tender offer and solicitation of consents, or the “Tender Offer”, to purchase all of the $59.5 million outstanding principal amount of the Company’s 10 3/8% Senior Notes due 2008, and to amend the indenture governing the 10 3/8% notes to eliminate most of the covenants and certain events of default. On January 11, 2005, the Company entered into a supplemental indenture with The Bank of New York Trust Company, N.A., as the trustee, supplementing the indenture dated as of May 21, 2003 as contemplated by the terms of the tender offer. The supplemental indenture eliminated substantially all of the restrictive covenants and certain events of default under the indenture relating to the 10 3/8% notes. The total consideration for the 10 3/8% notes which was paid in respect of the 10 3/8% notes accepted for payment that were validly tendered with consents and not withdrawn on or prior to 5:00 p.m., New York City time on January 7, 2005 was $1,059.30 for each $1,000 principal amount of the 10 3/8% notes. The 10 3/8% notes accepted for payment that were validly tendered subsequent to 5:00 p.m., New York City time on January 7, 2005 but on or prior to 5:00 p.m., New York City time, on February 2, 2005, received the tender offer consideration of $1,029.30 for each $1,000 principal amount of the 10 3/8% notes, which is equal to the total consideration minus the consent payment of $30.00 per $1,000 principal amount of the 10 3/8% notes. $55.5 million aggregate principal amount of the notes were tendered and accepted in the tender offer.

Leslie’s Poolmart, Inc.

Note Offering

On January 25, 2005, the Company issued an aggregate of $170.0 million principal amount of the 7 3/4% Senior Notes. The proceeds from the offering of the 7 3/4% notes, net of a $1.3 million discount incentive, were combined together with borrowings under an amended credit facility, proceeds from the issuance of equity securities and cash on hand, and used by the Company to complete the Recapitalization and repurchase the outstanding 10 3/8% notes that were tendered in the Tender Offer. Subsequent to the initial private placement of the 7 3/4% notes, the 7 3/4% notes were exchanged for new registered 7 3/4% Senior Notes, Series B in June 2005, pursuant to an exchange offer.

The Amended Credit Facility

On January 25, 2005, the Company amended its existing credit facility with Wells Fargo Retail Finance, LLC to provide for the extension by the lender of revolving loans and other financial accommodations in an aggregate principal amount of $75.0 million. The Company’s obligations under the amended credit facility are secured by a lien on substantially all of the Company’s assets. In addition to the $75.0 million commitment, the total commitment was increased by $30.0 million via a temporary over-advance facility through June 30, 2005. At the Company’s option, the over-advance facility will again be available in the amount of $20.0 million from September 30, 2005 through March 31, 2006. Finally, at the lender’s discretion, an over-advance facility of $10.0 million may be available to the Company from September 30, 2006 through March 31, 2007.

Leslie’s Poolmart, Inc.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data of the Company as of and for the fiscal years ended October 1, 2005, October 2, 2004, September 27, 2003, September 28, 2002 and September 29, 2001. The fiscal year ended October 2, 2004 consists of 53 weeks, and all other fiscal years presented consist of 52 weeks. This financial data was derived from the audited historical consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements of the Company and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Fiscal Years Ended
(Dollar Amounts in Thousands)	October 1, 2005	October 2, 2004	September 27, 2003	September 28, 2002	September 29, 2001
Operating Results:
Sales	$388,506	$356,041	$327,165	$313,311	$301,700
Gross Profit	188,497	172,113	155,946	146,971	135,298
Gross Margin	48.5%	48.3%	47.7%	46.9%	44.8%
Loss on Disposition of Fixed Assets	703	440	497	1,332	919
Depreciation and Amortization	11,881	11,281	10,186	9,631	9,175
Operating Income (1)	24,608	34,232	27,656	20,073	15,559
Interest Expense, net	18,834	7,172	9,566	10,690	12,320
Net Income/(Loss) (1)	(4,422)	16,246	10,343	4,693	1,218
Balance Sheet Data:
Working Capital	28,674	33,354	15,410	34,634	28,548
Total Assets	140,096	141,169	121,472	140,862	130,354
Long-term Debt (2)	175,954	59,495	59,495	90,000	90,867
Redeemable Preferred Stock (2)	41,000	46,316	45,915	45,517	42,314
Stockholders’ Deficit (2)	(142,557)	(39,091)	(48,177)	(52,899)	(52,284)
Selected Operating Data:
Capital Expenditures	12,305	10,899	8,616	8,472	7,733
Recapitalization and Restructuring Charges(1,3)	26,869	—	—	1,500	1,466
Adjusted EBITDA(1,3)	54,477	45,513	37,842	31,204	26,200
Adjusted EBITDA Margin(1,2,4)	14.0%	12.8%	11.6%	10.0%	8.7%
Cash flow from Operating Activities	26,747	26,518	26,743	21,631	11,287
Cash flow used in Investing Activities	(12,168)	(10,281)	(8,607)	(8,452)	(7,595)
Cash flow used in Financing Activities (1)	(29,174)	(260)	(32,112)	(957)	(6,400)
Number of Employees	2,026	1,892	2,006	1,843	1,805
Number of Stores	515	474	437	410	391

Comparable Store Sales Growth(5)	6.4%	3.3%	2.3%	1.9%	(0.8)%

Leslie’s Poolmart, Inc.

(1)	During 2005 and as part of the Recapitalization, the Company recognized $26.9 million in unusual charges for the following costs associated with the transaction:

(in thousands)
Unusual operating charges:
Stock and other compensation expense	$17,988

Other unusual operating charges:
Bond tender consideration and premium	3,246
Preferred stock premium	470
Miscellaneous, legal and advisory fees	2,904
Unamortized discount on preferred stock	571
Write-off debt issuance costs	1,690

Total	8,881

Total unusual charges	$26,869

Leslie’s Poolmart, Inc.

In the second quarter of 2002, the Company recorded an unusual charge of $1.5 million for expenses associated with defending a class action lawsuit that was settled. The Company recorded a restructuring charge of $1.5 million in the first quarter of 2001 for expenses associated with the relocation of its corporate office to Phoenix, Arizona.

(2)	In the first quarter of 2005 and as part of the Recapitalization, the Company issued an aggregate of $170.0 million principal amount of its 7.75% Senior Notes due 2013. Further, $41.0 million of a new series of 10% senior redeemable exchangeable cumulative preferred stock was issued as part of the Recapitalization.
(3)	Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, stock compensation expense, write-off of debt issuance costs and unusual charges. Adjusted EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”), but is used by some investors to determine a Company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a Company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data which are all prepared in accordance with GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

The calculation of Adjusted EBITDA is shown as follows:

	Fiscal Years Ended
(Amounts in Thousands)	October 1, 2005	October 2, 2004	September 27, 2003	September 28, 2002	September 29, 2001
Net income/(loss)	$(4,422)	$16,246	$10,343	$4,693	$1,218
Depreciation and amortization	11,881	11,281	10,186	9,631	9,175
Stock compensation expense	17,988	—	—	—	—
Recapitalization and restructuring expenses	7,191	—	—	1,500	1,466
Interest expense, net	18,834	7,172	9,566	10,690	12,320
Write-off of debt issuance costs	1,690	—	420	—	—
Loss on disposition of assets	703	440	497	1,332	919
Income tax expense/(benefit)	612	10,374	6,830	3,358	1,102

Adjusted EBITDA	$54,477	$45,513	$37,842	$31,204	$26,200

(4)	Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of sales.
(5)	The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a measure of financial performance under GAAP. Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

Leslie’s Poolmart, Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this document (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the Company’s capital structure, weather conditions, domestic economic conditions, activities of competitors, seasonality, changes in federal or state tax laws and the administration of such laws.

EXECUTIVE SUMMARY

Leslie’s is the leading national specialty retailer of swimming pool supplies and related products. The Company offers a broad range of products that consist of regularly purchased, non-discretionary pool maintenance items such as chemicals, equipment, cleaning accessories and parts, and also include fun, safety and fitness-oriented recreational items. The Company markets its products through 515 company-owned retail stores in 36 states and through catalogs and other offerings made available to select residential and commercial pool owners nationwide via mail order and Internet channels.

The typical Leslie’s store approximates 3,800 square feet of space, is located either in a strip center or on a freestanding site in an area of heavy retail activity, and draws its customers primarily from an approximately five-mile trade area. The Company operates nine commercial service centers that average approximately 11,000 square feet of space and are located primarily in industrial type real estate space. These centers are designed to cater to the Company’s existing non-residential commercial and service customers and provide more customized service than is typically available at the other retail locations.

Results of Operations

The following table sets forth certain statements of income data expressed as a percentage of sales for the periods indicated.

	Fiscal Years Ended
	October 1, 2005	October 2, 2004	September 27, 2003
Sales	100.0%	100.0%	100.0%
Cost of sales	51.5	51.7	52.3

Gross margin	48.5	48.3	47.7
Selling, general and administrative expense	37.6	38.7	39.2
Recapitalization expense	4.6	—	—

Operating income	6.3	9.6	8.5
Other expense	7.3	2.1	3.2
Income tax expense	0.2	2.9	2.1

Net income/(loss)	(1.2%)	4.6%	3.2%

Leslie’s Poolmart, Inc.

Fiscal year 2005 compared to Fiscal year 2004:

For the 52 weeks ended October 1, 2005, sales increased 9.1% to $388.5 million from $356.0 million in the 53 weeks of 2004. Of the 9.1% increase in sales, approximately 4.4% was attributable to an increase in comparable store sales and approximately 5.2% is due to the addition of 39 new store locations and six new commercial service centers. These gains were offset by approximately 0.6% of a decrease due to the closing of four stores during the 52 weeks of 2005. Adjusting for the effect of the additional 53rd week of sales in 2004, fiscal 2005 total sales increased by 10.8%.

Comparable store sales increased 6.4% on a 52 week basis, as compared to the prior year. The comparable store sales increase was primarily attributable to very favorable weather conditions in most of the Company’s markets. For definition purposes, a store is considered a comparable store in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed.

Gross profit for the fiscal year ended October 1, 2005 improved to $188.5 million or 48.5% of sales, as compared to $172.1 million or 48.3% in 2004. Gross profit represents sales less the cost of services and purchased goods, chemical repackaging costs and related distribution costs. Gross profit dollars improved primarily due to the increase in sales.

In 2005, total operating expenses were $163.9 million, versus $137.9 million during the 53 weeks of 2004, an increase of 18.9%. Operating expenses as a percentage of sales were 42.2% for the 52 weeks of fiscal 2005 compared to 38.7% for the 53 weeks of fiscal 2004. The increase in operating expenses in 2005 was due primarily to a $26.9 million charge for expenses related to the Recapitalization and $6.8 million for increased expenses associated with the increase in store count, as compared to the prior year.

In 2005, the Company incurred $26.9 million in stock compensation and Recapitalization expenses related to the January merger. Of the $26.9 million, $16.9 million was paid out in connection with the stock options that were exercised as part of the Recapitalization. During 2005, the Company also recorded a charge of $10.0 million for other expenses related to the Recapitalization.

For the fiscal year ended October 1, 2005, the Company recognized losses on the disposition of fixed assets totaling approximately $0.7 million as compared to $0.4 million in the prior year. Of these losses, $0.4 million in fiscal 2005 and $0.3 million in fiscal 2004 were primarily associated with the Company’s decision to close or relocate stores that were unproductive or not meeting expectations and a $0.3 million charge in fiscal 2005 for impaired assets.

Adjusted EBITDA in 2005 increased 19.8% to $54.5 million from $45.5 million in the 53 weeks of 2004. Of such increase, $4.1 million was the result of increased sales and the remaining increase was due to improved expense control and continued leveraging of fixed expenses during the year.

Operating income for 2005 decreased 28.1% to $24.6 million from $34.2 million in 2004 as a result of stock compensation expenses previously noted above, offset by the gross profit improvements.

Interest expense was $18.8 million in 2005, as compared to $7.2 million in 2004. The increase in interest expense was due to the impact of the Company’s adoption of Statement of Financial Accounting Standard SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, beginning in fiscal 2005, whereby the Company records the accrued interest and accretion of preferred stock as interest expenses instead of a reduction to retained earnings resulting in an increased expense of $5.3 million. Interest expenses incurred in 2005 were primarily the result of the increase in average debt balances due to the Recapitalization.

The Company recorded income tax expense of $0.6 million in 2005, or an effective tax rate of negative 16.1%, versus $10.4 million in the prior year, or an effective tax rate of 39.0%. The effective rate decrease in 2005 was primarily due to the non-deductibility of the preferred stock interest expense of $5.3 million.

Leslie’s Poolmart, Inc.

Fiscal year 2004 compared to Fiscal year 2003:

For the 53 weeks ended October 2, 2004, sales increased 8.8% to $356.0 million from $327.2 million in the 52 weeks of 2003. Of the 8.8% increase, approximately 4.9% was attributable to an increase in comparable store sales and approximately 4.2% is due to the addition of 38 new store locations. This gain was offset by a 0.2% decrease due to the closing of one store during the 53 weeks of 2004.

Comparable store sales increased 3.3% as compared to the prior year. The comparable store sales increase was attributable to increased marketing and merchandising programs.

Gross profit for the fiscal year ended October 2, 2004 improved to $172.1 million or 48.3% of sales, as compared to $155.9 million or 47.7% in 2003. Gross profit represents sales less the cost of services and purchased goods, chemical repackaging costs and related distribution costs. Of the $16.2 million increase in gross profit, approximately $13.8 million was due to the increase in sales and approximately $6.0 million was due to improvements in vendor rebate programs which were recorded as a reduction to cost of sales.

In 2004, total operating expenses were $137.9 million, versus $128.3 million in 2003, an increase of 7.5%. The operating expenses increase in 2004 was due primarily to a $9.3 million cost associated with the increase in store count. Expenses as a percent of sales were 38.7% as compared to 39.2% in the prior year.

On September 29, 2002, the Company applied the new rules on accounting for goodwill and other intangible assets deemed to have indefinite lives and therefore there was no goodwill amortization expense recorded for the fiscal years ended October 2, 2004 and September 27, 2003.

For the fiscal year ended October 2, 2004, the Company recognized losses on the disposition of fixed assets totaling approximately $0.4 million as compared to $0.5 million in the prior year. These losses were primarily associated with the Company’s decision to close or relocate stores that were unproductive or not meeting expectations.

Adjusted EBITDA in 2004 increased 20.5% to $45.5 million from $37.8 million in the 52 weeks of 2003. Of the $7.7 million in EBITDA increase, approximately $3.3 million was the result of increased sales, $2.4 million was due to the improved gross profit, with the remaining increase primarily a result of better expense control and leveraging of fixed costs.

Operating income for the period increased 23.8% to $34.2 million from $27.7 million in 2003 as a result of the previously noted items.

Interest expense was $7.2 million in 2004, as compared to $9.6 million in 2003. The decrease was the result of reduced average debt.

The Company recorded no unusual expense in 2004 and 2003.

The Company recorded $0.4 million of expenses in 2003 for the write-off of debt issuance costs associated with the refinancing of its Senior Notes due 2004 that was completed in May of 2003.

The Company recorded income tax expenses of $10.4 million in 2004, or an effective tax rate of 39.0% versus $6.8 million, or an effective tax rate of 39.8% in the prior year.

Leslie’s Poolmart, Inc.

Liquidity and Capital Resources

Overview

The following table highlights selected cash flow components for fiscal year 2005 and fiscal year 2004, and selected balance sheet components as of October 1, 2005 and October 2, 2004.

	Fiscal Years Ended		Dollar Change	Percent Change
(Dollar amounts in thousands)	October 1, 2005	October 2, 2004
Cash provided by (used in):

Operating activities	$26,747	$26,518	$229.9%
Investing activities	(12,168)	(10,281)	(1,887)	(18.4)%
Financing activities	(29,174)	(260)	(28,914)	(11,120.8)%

Cash & cash equivalents	$2,172	$16,767	$(14,595)	(87.0)%
Working Capital	28,674	33,354	(4,680)	(14.0)%
Other long term liabilities	7,201	16,917	(9,716)	(57.4)%
Senior notes and long term debt	175,954	59,495	116,459	195.7%

Working capital

Working capital as of October 1, 2005 and October 2, 2004 consisted of the following:

	Fiscal Years Ended		Dollar Change	Percent Change
(Dollar amounts in thousands)	October 1, 2005	October 2, 2004
Cash and cash equivalents	$2,172	$16,767	$(14,595)	(87.0)%
Accounts and other receivables	11,691	11,613	78	0.7%
Inventories	60,925	54,062	6,863	12.7%
Prepaid expenses and other current assets	2,058	1,404	654	46.6%
Deferred tax assets	7,907	6,981	926	13.3%

Total current assets	84,753	90,827	(6,074)	(6.7)%

Accounts payable	21,321	18,580	2,741	14.8%
Accrued expenses	31,637	30,643	994	3.2%
Income taxes payable	3,121	8,250	(5,129)	(62.2)%

Total current liabilities	56,079	57,473	(1,394)	(2.4)%

Working capital	$28,674	$33,354	$(4,680)	(14.0)%

From October 2, 2004 to October 1, 2005, total current assets decreased $6.1 million from $90.8 million to $84.8 million. Approximately $14.6 million of the decrease in current assets was the result of the decrease in cash due to the Recapitalization, offset by a $6.9 million increase in inventory, of which $3.9 million is due to the increase in store count.

Leslie’s Poolmart, Inc.

From October 2, 2004 to October 1, 2005, total current liabilities decreased $1.4 million from $57.5 million to $56.1 million, primarily due to lower income tax payable. The reduction in income tax payable is primarily due to the deductibility of certain merger related expenses.

For the fiscal year ended October 1, 2005, net cash provided by operating activities was $26.7 million compared to cash provided by operating activities of $17.3 million in the prior year. The change was due primarily to the increase in accounts payable due the change in inventory, offset by a decrease in income taxes payable.

In 2005, cash used in investing activities was $12.2 million compared with cash used in investing activities of $10.3 million in the prior year. The Company anticipates cash used in investing activities to be comparable to 2005 due to continued progress being made with the Company’s store growth plan.

Cash used in financing activities was $29.2 million in fiscal year 2005 compared with cash used in financing activities of $0.3 million in 2004. The significant increase in financing activities was due to the Recapitalization, which occurred on January 25, 2005. The Company’s borrowings under its secured loan agreement at October 1, 2005 were $7.1 million, compared to no borrowings at October 2, 2004. At October 1, 2005 the Company had $63.8 million of borrowing capacity. Funds borrowed under this agreement are used primarily to fund working capital and other general corporate purposes.

From October 2, 2004 to October 1, 2005, other long term liabilities decreased by $9.7 million from $16.9 million to $7.2 million due to the reduction in dividends payable on the previous Series A Preferred Stock subsequent to the Recapitalization. As of October 1, 2005, the cumulative unpaid dividend was $2.9 million as compared to $14.7 million as of October 2, 2004.

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

Leslie’s Poolmart, Inc.

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s significant contractual obligations as of October 1, 2005, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods. This table excludes amounts already recorded on the Company’s balance sheet as current liabilities at October 1, 2005 and certain other purchase obligations as discussed below.

(in thousands)	Payments Due By Period
Contractual obligations	Total	Less than 1 Year	1 – 3 years	4 – 5 years	After 5 years
Senior notes*	$266,532	$13,175	$26,350	$26,350	$200,657
Revolving Commitments*	7,104	—	—	—	7,104
Preferred stock*	311,107	—	—	—	311,107
Operating leases	102,700	30,597	45,883	20,625	5,595

Total contractual obligations	$687,443	$43,772	$72,233	$46,975	$524,463

* Amounts include estimated interest and dividend payments

(in thousands)	Amounts of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 – 3 years	4 – 5 years	After 5 years
Standby letters of credit	$4,071	$4,071	$—	$—	$—

Financial responsibility bonds	$182	$147	$35	$—	$—

Purchase orders for raw materials, finished goods and other goods and services are not included in the above table. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. For the purpose of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company’s purchase orders are based on the Company’s current manufacturing needs and are fulfilled by the Company’s vendors with relatively short timetables. We do not have significant agreements for the purchase of raw materials or finished goods specifying minimum quantities or set prices that exceed the Company’s short-term expected requirements.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Leslie’s Poolmart, Inc.

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

Revenue Recognition

Revenue on retail sales is recognized upon purchase by the customer. Revenue on services, is recognized as services are performed and the fee is fixed or determinable and collection is probable. Terms are customarily FOB shipping point or point of sale, net of related discounts. The Company does not provide an estimated allowance for sales returns as they are deemed to be immaterial.

Inventories

Inventories are stated at the lower of cost or market. The Company values inventory using the weighted average cost method. Included in cost of sales are the costs of services and purchased goods, chemical repackaging costs and related distribution costs. The Company establishes a reserve for inventory obsolescence and shrinkage, which is analyzed and reviewed periodically and may require adjustments based on physical inventory counts, the relationship and fluctuation of historical product sales versus inventory on hand and changes in customer preferences. The reserve is intended to reflect the value of inventory in excess of expected realizable value.

Vendor Rebates

The Company accounts for vendor rebates in accordance with Emerging Issues Task Force Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. The Company recognizes consideration received from vendors at the time its obligations to purchase products or perform services have been completed. These items are recorded as a reduction of inventory until we sell the product, at which time such rebates reduce cost of goods sold in the statement of operations.

Income Taxes

The Company records deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the Company expects the differences to reverse. Due to changing tax laws and state income tax rates, judgement is required to estimate the effective tax rate expected to apply to tax differences which are expected to reverse in future periods.

Self Insurance

The Company retains self insurance risks for workers compensation, general liability, property and health insurance programs. The Company has limited its exposure by maintaining excess and aggregate liability coverage. The Company establishes self insurance reserves based on claims filed and estimates of claims incurred but not reported. The estimates are based upon information provided to the Company by the claims administrators and are periodically revised to reflect changes in loss trends.

Leslie’s Poolmart, Inc.

The Company expects that the quarterly results of operations will continue to fluctuate depending on the season, weather conditions, and the timing and amount of revenue contributed by new stores. Due to the seasonal nature of the swimming pool industry, the results of any one or more quarters are not necessarily a good indication of results for an entire year, or of continuing trends.

Summarized Quarterly Financial Data (Unaudited)

(Dollar Amounts In Thousands)

	13 Weeks Ended
2005	Jan. 1	April 2	July 2	Oct. 1
Sales	$40,937	$44,836	$173,343	$129,390
Gross profit	19,372	21,830	85,918	61,377
Operating income/(loss)	(9,426)	(26,937)	39,885	21,086
Net income/(loss)	(8,633)	(24,850)	20,236	8,825
Adjusted EBITDA(1)	(6,477)	(7,086)	43,875	24,165
Comparable store sales growth/(decline) (2)	(5.4)%	7.8%	10.4%	5.0%

2004	13 Weeks Dec. 27	13 Weeks March 27	13 Weeks June 26	14 Weeks Oct. 2
Sales	$40,820	$38,848	$151,953	$124,420
Gross profit	18,430	18,699	75,223	59,761
Operating income/(loss)	(9,301)	(9,927)	33,778	19,682
Net income/(loss)	(6,879)	(6,979)	19,257	10,847
Adjusted EBITDA(1)	(6,586)	(7,239)	36,545	22,793
Comparable store sales growth/(decline) (2)	9.3%	4.1%	5.7%	(1.8)%

(1)	Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, stock compensation expense, write-off of debt issuance costs and unusual charges. Adjusted EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”), but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data, all of which are prepared in accordance with GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.
(2)	The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a measure of financial performance under GAAP. Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

Leslie’s Poolmart, Inc.

Recent Accounting Pronouncements

FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies existing accounting for whether variable interest entities, as defined in FIN 46, should be consolidated in financial statements based upon the investee’s ability to finance activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created or acquired after January 31, 2003, the provision was to be applied for the first interim or annual period beginning after June 15, 2003. In October 2003, the FASB delayed the effective date of this provision until the first interim or annual period ending after December 15, 2003. The Company does not have any variable interest entities and therefore this adoption did not have any effect on its results of operations or financial position.

In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective July 1, 2003. The Company at October 2, 2004 had $46.3 million of mandatorily redeemable preferred stock classified as mezzanine equity on the balance sheet. The effect of SFAS No. 150 will be to reclassify this balance from the mezzanine section of the balance sheet to a liability classification on the balance sheet. In addition, the accretion of the value of the preferred stock will be classified as interest expense instead of reducing retained deficit. In October 2003, the SFAS agreed to defer the effective date of Statement 150 to entities that have issued shares that are mandatorily redeemable on a fixed date at a fixed principal amount to fiscal periods beginning after December 15, 2003. Accordingly, the Company adopted this standard beginning October 3, 2004. Had the standard been adopted during fiscal 2004 and 2003, interest expense for the year ended October 2, 2004 and September 27, 2003 would have been increased by $7.2 million and $6.2 million, respectively and preferred stock dividends and accretion in the statements of stockholders’ equity would have been reduced by the same amount.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123; (Revised 2004) (Statement 123(R)) Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB opinion 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair market values. Statement 123(R) is effective for the Company beginning October 3, 2005. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method could have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall cash position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income in Note 13 to the Company’s consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 requires that abnormal inventory costs such as abnormal freight, handling costs and spoilage be expensed as incurred rather than capitalized as part of inventory, and requires the allocation of fixed production overhead costs to be based on normal capacity. SFAS 151 is to be applied prospectively and is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s consolidated financial statements.

Leslie’s Poolmart, Inc.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s Amended Loan and Security Agreement described in Note 5 to the consolidated financial statements as well as in Management’s Discussion and Analysis, carries interest rate risk. Amounts borrowed under this Agreement bear interest at either LIBOR plus 1.75%, or at the Company’s choice, the lender’s reference rate. Should the lenders’ base rate change, the Company’s interest expense will increase or decrease accordingly. As of October 1, 2005, $7.1 million was outstanding under this facility.

Leslie’s Poolmart, Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Leslie’s Poolmart, Inc.:

We have audited the accompanying consolidated balance sheets of Leslie’s Poolmart, Inc. as of October 1, 2005 and October 2, 2004 and the related consolidated statements of operation, stockholders’ deficit and cash flows for each of the three years in the period ended October 1, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leslie’s Poolmart, Inc. at October 1, 2005 and October 2, 2004 and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 1, 2005, in conformity with U.S. generally accepted accounting principles.

/S/ ERNST & YOUNG LLP

Phoenix, Arizona

November 30, 2005

Consolidated Balance Sheets

(Dollar	Amounts in Thousands, Except Share Information)

	October 1, 2005	October 2, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,172	$16,767
Accounts and other receivables, net	11,691	11,613
Inventories, net	60,925	54,062
Prepaid expenses and other current assets	2,058	1,404
Deferred tax assets	7,907	6,981

Total current assets	84,753	90,827

Property, plant and equipment, net	39,596	40,072
Intangible assets	8,051	7,991
Deferred financing costs, net	7,184	1,811
Other assets	512	468

Total assets	$140,096	$141,169

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$21,321	$18,580
Accrued expenses	31,637	30,643
Income taxes payable	3,121	8,250

Total current liabilities	56,079	57,473

Revolving commitment	7,104	—
Other long term liabilities	7,201	16,917

Redeemable preferred stock, $0.001 par value, authorized 1,000,000 shares, issued and outstanding 41,000 Series A at October 1, 2005	41,000	—
Redeemable preferred stock, $0.001 par value, authorized 2,000,000 shares, issued and outstanding 46,316 Series A at October 2, 2004	—	46,316
Senior notes	168,850	59,495
Deferred tax liabilities	2,419	59

Total liabilities	282,653	180,260

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, authorized 50,000,000 shares, issued and outstanding 39,975,000 shares at October 1, 2005 and 7,369,502 shares at October 2, 2004	40	7
Stock subscription receivable	—	(450)
Paid-in deficit	(144,216)	(44,714)
Treasury stock, 25,000 shares at cost, at October 1, 2005	(25)	—
Retained earnings	1,644	6,066

Total stockholders’ deficit	(142,557)	(39,091)

Total liabilities and stockholders’ deficit	$140,096	$141,169

See accompanying Notes which are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

(Dollar Amounts in Thousands)

	Fiscal Years Ended
	October 1, 2005	October 2, 2004	September 27, 2003
Sales	$388,506	$356,041	$327,165
Cost of merchandise and services sold, including warehousing and transportation expenses, and related occupancy costs	200,009	183,928	171,219

Gross profit	188,497	172,113	155,946

Selling, general and administrative expenses	145,901	137,881	128,290
Stock and other compensation expense	17,988	—	—

Operating income	24,608	34,232	27,656

Other (income) expense:
Interest expense	18,839	7,204	9,598
Write-off of debt issuance costs	—	—	420
Interest income	(5)	(32)	(32)
Loss on disposition of fixed assets	703	440	497
Recapitalization expense	8,881	—	—

Total other expense	28,418	7,612	10,483

Income/(loss) before taxes	(3,810)	26,620	17,173

Income tax expense	612	10,374	6,830

Net income/(loss)	(4,422)	16,246	10,343

Series A preferred stock dividends and accretion	—	7,160	6,191

Income/(loss) applicable to common shareholders	$(4,422)	$9,086	$4,152

See accompanying Notes which are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Deficit

(Dollar Amounts in Thousands, Except Share Amounts)

	Common Stock
	Number of Shares	Amount	Stock Subscription Receivable	Additional Paid In Capital	Treasury Stock	Retained Earnings/ (Deficit)	Total Stockholders’ Equity/(Deficit)
Balance, at September 28, 2002	7,065,438	$7	$(450)	$(45,284)	$—	$(7,172)	$(52,899)

Series A preferred stock dividends and accretion	—	—	—	—	—	(6,191)	(6,191)
Issuance common stock (1)	390,270	—	—	1,070	—	—	1,070
Repurchase common stock	(86,206)		—	(500)	—	—	(500)
Net income	—	—	—	—	—	10,343	10,343

Balance, at September 27, 2003	7,369,502	7	(450)	(44,714)	—	(3,020)	(48,177)

Series A preferred stock dividends and accretion	—	—	—	—	—	(7,160)	(7,160)
Net income	—	—	—	—	—	16,246	16,246

Balance, at October 2, 2004	7,369,502	7	(450)	(44,714)	—	6,066	(39,091)

Stock option compensation	—	—	—	16,070	—	—	16,070
Equity transaction fees	—	—	—	(628)	—	—	(628)
Warrants exercised	1,592,223	2	—	14	—	—	16
Purchase of common stock	(10,598,964)	(11)	—	(158,974)	—	—	(158,985)
Repayment of stock subscription receivable	—	—	450	—	—	—	450
Issuance of common stock	41,637,239	42	—	44,016	—	—	44,058
Repurchase of treasury stock	(25,000)	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	—	(4,422)	(4,422)

Balance, at October 1, 2005	39,975,000	$40	$—	$(144,216)	$(25)	$1,644	$(142,557)

(1)	Net of related income tax benefit of $0.7 million.

See accompanying Notes which are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Fiscal Years Ended
	October 1, 2005	October 2, 2004	September 27, 2003
OPERATING ACTIVITIES:
Net income/(loss)	$(4,422)	$16,246	$10,343
Adjustments to reconcile net income/loss to net cash provided by operating activities:
Dividends and accretion on preferred stock	5,341	—	—
Depreciation and amortization	11,881	11,281	10,186
Stock option compensation	16,070	—	—
Amortization of loan fees	2,573	518	1,174
Amortization of loan discounts	108	—	—
Allowance for doubtful accounts	258	316	660
Deferred income taxes	1,434	(1,911)	855
Loss on disposition of assets	703	440	497
Changes in operating assets and liabilities:
Accounts and other receivables	(336)	(3,398)	(840)
Inventories	(6,863)	(1,278)	2,756
Prepaid expenses and other current assets	(654)	(103)	(66)
Other assets	(44)	(2)	92
Accounts payable and accrued expenses	5,827	3,975	1,495
Income taxes payable	(5,129)	434	(409)

Net cash provided by operating activities	26,747	26,518	26,743

INVESTING ACTIVITIES:
Purchases of property, equipment and intangibles	(12,305)	(10,899)	(8,616)
Proceeds from disposition of property	137	618	9

Net cash used in investing activities	(12,168)	(10,281)	(8,607)

FINANCING ACTIVITIES:
Net short-term borrowing	7,104	—	—
Preferred stock premium	1,041	—	—
Proceeds from warrants and options exercised	4,067	—	—
Purchase of common stock	(157,634)	—	(500)
Proceeds from issuance of common stock, net of fees	39,378	—	1,070
Payments of deferred financing costs	(7,946)	(260)	(2,163)
Payments of long-term debt	(59,495)	—	(30,519)
Proceeds from sale of bonds	168,742	—	—
Repurchase of treasury stock	(25)	—	—
Purchase of preferred stock	(64,506)	—	—
Proceeds from sale of preferred stock	40,100	—	—

Net cash used in financing activities	(29,174)	(260)	(32,112)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(14,595)	15,977	(13,976)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	16,767	790	14,766

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,172	$16,767	$790

See accompanying Notes which are an integral part of these consolidated financial statements.

Leslie’s Poolmart, Inc.

Notes to the Consolidated Financial Statements

1. Business and Operations

Leslie’s Poolmart, Inc. (“Leslie’s” or the “Company”) is a specialty retailer of swimming pool supplies and related products. As of October 1, 2005, the Company marketed its products under the trade name Leslie’s Swimming Pool Supplies through 515 retail stores in 36 states and through mail order catalogs sent to select swimming pool owners nationwide. The Company also repackages certain bulk chemical products for retail sale. The Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending in June and September.

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public companies report information about operating segments in annual financial statements and establishes standards for related disclosures about product and services, geographic areas and major customers. The Company has reviewed SFAS 131 and determined that we have a single reportable segment.

During the fiscal year ended October 1, 2005, the Company consummated the following transactions, which the Company refers to collectively as the Recapitalization:

The Merger

LPM Acquisition LLC (“LPM Acquisition”), a newly-formed entity controlled by GCP California Fund, L.P. (“GCP”), and affiliates of Leonard Green & Partners, L.P. (“LGP”), merged with and into Leslie’s on January 25, 2005, with Leslie’s continuing as the surviving entity in the merger. Immediately prior to the consummation of the merger, GCP, one of the Company’s directors and one of the Company’s executive officers who is also a director contributed a portion of their shares of Leslie’s common stock with a value of $29.1 million to LPM Acquisition in exchange for common units of LPM Acquisition. In addition, GCP and an additional affiliate of LGP contributed $10.9 million in cash to LPM Acquisition in exchange for common units of LPM Acquisition. As a result of this merger, the common units of LPM Acquisition were converted into Leslie’s common stock and Leslie’s common stock is now owned by GCP, additional affiliates of LGP and some of Leslie’s directors and members of management.

In the merger, all of the shares of common and preferred stock outstanding prior to the merger and outstanding options (other than those that were contributed to LPM Acquisition) were exchanged for cash consideration of $189.5 million. The cash paid for each share of common stock was $15.00, and the cash paid for each share of preferred stock, including redemption premium and accrued interest and dividends, was $1,389.00.

In connection with the merger, GCP and additional affiliates of LGP also acquired shares valued at $40.1 million of a new series of preferred stock from Leslie’s. One of the Company’s directors contributed common stock valued at $0.9 million in exchange for shares of such preferred stock.

Leslie’s Poolmart, Inc.

Notes to the Consolidated Financial Statements

The Tender Offer and Consent Solicitation

On December 23, 2004, the Company commenced a tender offer and solicitation of consents, or the “Tender Offer”, to purchase all of the $59.5 million outstanding principal amount of the Company’s 10 3/8% Senior Notes due 2008, and to amend the indenture governing the 10 3/8% notes to eliminate most of the covenants and certain events of default. On January 11, 2005, the Company entered into a supplemental indenture with The Bank of New York Trust Company, N.A., as the trustee, supplementing the indenture dated as of May 21, 2003 as contemplated by the terms of the tender offer. The supplemental indenture eliminated substantially all of the restrictive covenants and certain events of default under the indenture relating to the 10 3/8% notes. The total consideration for the 10 3/8% notes which was paid in respect of the 10 3/8% notes accepted for payment that were validly tendered with consents and not withdrawn on or prior to 5:00 p.m., New York City time on January 7, 2005 was $1,059.30 for each $1,000.00 principal amount of the 10 3/8% notes. The 10 3/8% notes accepted for payment that were validly tendered subsequent to 5:00 p.m., New York City time on January 7, 2005 but on or prior to 5:00 p.m., New York City time, on February 2, 2005, received the Tender Offer consideration of $1,029.30 for each $1,000.00 principal amount of the 10 3/8% notes, which is equal to the total consideration minus the consent payment of $30.00 per $1,000.00 principal amount of the 10 3/8% notes. $55.5 million aggregate principal amount of the notes were tendered and accepted in the Tender Offer.

Note Offering

On January 25, 2005, the Company issued an aggregate of $170.0 million principal amount of the Senior Notes. The net proceeds from the offering of the 7 3/4% notes, together with borrowings under an amended credit facility, proceeds from the issuance of equity securities and cash on hand, were used to complete the Recapitalization and repurchase the outstanding 10 3/8% notes that were tendered in the Tender Offer. Subsequent to the initial private placement of the 7 3/4% notes, the notes were exchanged for new registered 7 3/4% Senior Notes, Series B, in June 2005, pursuant to an exchange offer.

The Amended Credit Facility

On January 25, 2005, the Company amended its existing credit facility with Wells Fargo Retail Finance, LLC to provide for the extension by the lender of revolving loans and other financial accommodations in an aggregate principal amount of $75.0 million. The Company’s obligations under the amended credit facility are secured by a lien on substantially all of the Company’s assets. In addition to the $75.0 million commitment, the total commitment was increased by $30.0 million via a temporary over-advance facility through June 30, 2005. At the Company’s option, the over-advance facility will again be available in the amount of $20.0 million from September 30, 2005 through March 31, 2006. Finally, at the lender’s discretion, an over-advance facility of $10.0 million may be available to the Company from September 30, 2006 through March 31, 2007.

The January 25, 2005 Recapitalization was accounted for as a series of equity transactions and there was no change in the accounting basis for the Company’s recorded assets and liabilities. Accordingly, no goodwill or other intangible assets were recorded related to the Recapitalization.

Leslie’s Poolmart, Inc.

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include Leslie’s Poolmart, Inc., and its wholly owned subsidiaries, LPM Manufacturing Inc., Sandy’s Pool Supply, Inc. and Blackwood & Simmons, Inc. All significant inter-company transactions and accounts have been eliminated.

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to September 30. The fiscal year ended on October 1, 2005 included 52 weeks, the fiscal year ended October 2, 2004, included 53 weeks and the fiscal year ended September 27, 2003 included 52 weeks.

Cash and Cash Equivalents

The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts and Other Receivables, Net

As a result of hurricane damages in 2005 the Company has insurance recovery receivables in the amount of $0.4 million recorded at October 1, 2005. The Company applies FASB Interpretation Number 30 Accounting for Involuntary Conversions of Non-Monetary Assets to Monetary Assets to account for these transactions.

Accounts and other receivables include allowances for doubtful accounts of $0.9 million, $0.9 million and $1.1 million at October 1, 2005, October 2, 2004 and September 27, 2003, respectively.

Allowance for doubtful accounts consists of the following:

	Balance at beginning of period	Additions	Deductions	Balance at end of period
(Dollars in thousands)		Charged to costs And expenses	Write-off of bad debts
Balance at September 27, 2003	$717	$660	$(252)	$1,125
Balance at October 2, 2004	1,125	316	(513)	928
Balance at October 1, 2005	928	258	(265)	921

Leslie’s Poolmart, Inc.

Notes to the Consolidated Financial Statements

Inventories, Net

Inventories are stated at the lower of cost or market. The Company values inventory using the weighted average method. The Company tests for obsolete inventory and records appropriate reserves.

Inventory reserves consist of the following:

(Dollar amounts in thousands)	Balance at beginning of period	Additions	Deductions	Balance at end of period
		Charged to costs And expenses	Write-off of Inventories
Balance at September 27, 2003	$494	$1,130	$(433)	$1,191
Balance at October 2, 2004	1,191	420	(364)	1,247
Balance at October 1, 2005	1,247	2,927	(1,043)	3,131

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

Depreciation and amortization are computed using the straight-line method (considering appropriate salvage values) and leasehold improvements are amortized over the life of the initial lease term. These charges are based on the following estimated average useful lives:

Buildings and improvements	5-39 years
Vehicles, machinery and equipment	3-10 years
Office furniture and equipment	3-7 years
Leasehold improvements	5-10 years, not to exceed the lease life, including expected renewals

Consistent with FASB Statement 144 Accounting for the Impairment of Disposal of Long-Lived Assets the Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Leslie’s Poolmart, Inc.

Notes to the Consolidated Financial Statements

Intangibles

In accordance with the provisions of SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets, the Company applied the new rules on accounting for goodwill and other intangible assets deemed to have indefinite lives beginning on September 29, 2002. The Company also performed the required impairment tests of goodwill and indefinite lived intangible assets and there was no impairment identified. The Company no longer amortizes its goodwill under SFAS No. 142, but does subject its goodwill to periodic assessments as defined therein. The Company recorded no amortization for the years ended October 1, 2005, October 2, 2004 and September 27, 2003.

Other intangibles are comprised of costs associated with acquiring the mailing addresses for the Company’s customer database, which is used in the Company’s advertising efforts. For the years ending October 1, 2005 and October 2, 2004, the gross amount capitalized on the balance sheet for mailing addresses were $0.9 million and $0.8 million, respectively. The amounts of annual amortization for other intangibles for the next five years are as follows:

(Dollars in thousands)
2006	$52
2007	52
2008	52
2009	52
2010	52

Deferred Financing Costs

In connection with issuing the Senior Notes due 2013 and entering into a credit agreement in 2005, the Company paid an aggregate of $7.9 million in financing costs that are being deferred and amortized over the lives of the corresponding agreements. During fiscal 2005, the Company wrote off the remaining deferred issuance costs related to the Senior Notes due 2008 and the credit agreement in the amount of $1.5 million and $0.2 million, respectively. The deferred finance cost balance recorded at October 1, 2005 and October 2, 2004 was net of accumulated amortization of $0.8 million and $1.3 million, respectively.

Income Taxes

The Company provides for deferred income taxes relating to timing differences in the recognition of income and expense items for financial and tax reporting purposes. Deferred taxes at October 1, 2005 and October 2, 2004 include a provision for the differences between tax and financial asset values except that deferred taxes were not provided with respect to amounts allocated to goodwill.

Sales

Revenue on retail sales is recognized upon purchase by the customer. Revenue on services is recognized as services are performed and the fee is fixed or determinable and collection is probable. Terms are customarily FOB shipping point or point of sale, net of related discounts. The Company does not provide an estimated allowance for sales returns as they are immaterial.

Leslie’s Poolmart, Inc.

Notes to the Consolidated Financial Statements

Cost of Sales

Included in cost of sales are the costs of services and purchased goods, chemical repackaging costs and related distribution costs. The Company recognizes consideration received from vendors at the time the obligations to purchase products or perform services have been completed. These items are recorded as a reduction in cost of goods sold in the statement of income. For the years ending October 2, 2005, October 1, 2004 and September 27, 2003, the Company recorded advertising expense was shown net of cooperative advertising of $0.4 million, $0.4 million and $0.2 million respectively.

Shipping and Handing Costs

The Company records shipping and handling costs paid by customers as revenue. Likewise, the actual costs for shipping and handling are charged to cost of sales.

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the years ended October 1, 2005, October 2, 2004, and September 27, 2003 was approximately $7.5 million, $8.3 million, and $7.6 million, respectively.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for such stock option grants using the intrinsic-value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards. Also, the Company does not record any compensation expense in connection with its stock option plans. If stock options had been accounted for consistent with SFAS No. 123, these amounts would be amortized on a straight-line basis as compensation expense over the average holding period of the options and the Company’s net loss would not have been effected for the fiscal year ended 2005 and the Company’s net income would have decreased by $0.1 million and $0.1 million in fiscal years ended 2004 and 2003, respectively.

Pro forma results disclosed are based on the provisions of SFAS 123 using the Black-Scholes option valuation model and are not likely to be representative of the effects on pro forma net income for future years. In addition, the Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company’s opinion, the estimating models do not necessarily provide a reliable single measure of the fair value of stock options.

Fair Value of Financial Instruments

The fair value of the $170.0 million Senior Notes due 2013 using quoted market prices as of October 1, 2005 is $171.3 million. The carrying amounts of other long-term debt approximate fair value because either the interest rate fluctuates based on market rates or interest rates appear to approximate market rates for similar instruments. The fair value estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Leslie’s Poolmart, Inc.

Notes to the Consolidated Financial Statements

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

Reclassification of Accounts

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassification had no effect on net income as previously reported.

Recent Accounting Pronouncements

FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies existing accounting for whether variable interest entities, as defined in FIN 46, should be consolidated in financial statements based upon the investee’s ability to finance activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created or acquired after January 31, 2003, the provision was to be applied for the first interim or annual period beginning after June 15, 2003. In October 2003, the FASB delayed the effective date of this provision until the first interim or annual period ending after December 15, 2003. The Company does not have any variable interest entities and therefore this adoption will not have any effect on its results of operations or financial position.

In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective July 1, 2003. The Company at October 2, 2004 has $46.3 million of mandatorily redeemable preferred stock classified as mezzanine equity on the balance sheets. The effect of SFAS No. 150 will be to reclassify this balance from the mezzanine section of the balance sheet to a liability classification on the balance sheet. In addition, the accretion of the value of the preferred stock will be classified as interest expense instead of reducing retained deficit. In October 2003, the SFAS agreed to defer the effective date of Statement 150 to entities that have issued shares that are mandatorily redeemable on a fixed date at a fixed principal amount to fiscal periods beginning after December 15, 2003. Accordingly, the Company adopted this standard beginning October 3, 2004 and recorded an increase in interest expense of $5.3 million for fiscal 2005. Had the standard been adopted for the fiscal year ended October 2, 2004 and September 27, 2003 the interest expense would have increased by $7.2 million and $6.2 million, respectively and preferred stock dividends and accretion in the statements of stockholders’ equity would have decreased by the same amount.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 requires that abnormal inventory costs such as abnormal freight, handling costs and spoilage be expensed as incurred rather than capitalized as part of inventory, and requires the allocation of fixed production overhead costs to be based on normal capacity. SFAS 151 is to be applied prospectively and is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s consolidated financial statements.

Leslie’s Poolmart, Inc.

Notes to the Consolidated Financial Statements

3. Inventories

Inventories consist of the following:

(Dollar amounts in thousands)	October 1, 2005	October 2, 2004
Raw materials and supplies	$520	$355
Finished goods	63,536	54,954
Reserve	(3,131)	(1,247)

Total Inventories	$60,925	$54,062

4. Property, Plant and Equipment

Property, plant and equipment consists of the following:

(Dollar amounts in thousands)	October 1, 2005	October 2, 2004
Land	$5,865	$5,865
Buildings	7,459	7,800
Vehicles, machinery and equipment	5,029	4,540
Leasehold improvements	52,948	46,982
Office furniture, equipment and other	36,536	33,630
Construction-in-process	1,184	672

	109,021	94,489

Less – accumulated deprecation and amortization	(69,425)	(59,417)

Total Property, Plant and Equipment	$39,596	$40,072

5. Loan and Security Agreement

On January 25, 2005, the Company entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with the lenders noted therein and Wells Fargo Retail Finance LLC as agent for the Lenders. The Loan Agreement provides for the extension by the lenders of revolving loans and other financial accommodations in an aggregate principal amount of $75.0 million. The amended credit facility was and will be used to refinance the existing credit facility, to provide a portion of the financing required to consummate the Recapitalization, and for general corporate purposes. A portion of the amended credit facility is available for letters of credit. The obligations under the amended credit facility are secured by a lien on substantially all of the Company’s assets.

In addition to the $75.0 million commitment, the total commitment had been increased by $30.0 million via a temporary over-advance facility through June 30, 2005. At the Company’s option, the over-advance facility will again be available in the amount of $20.0 million from September 30, 2005 through March 31, 2006. During these periods, the Company will have the ability to draw on the over-advance facility in $2.5 million tranches. Finally, at the lender’s discretion, an over-advance facility of $10.0 million may be available to the Company from September 30, 2006 through March 31, 2007.

Leslie’s Poolmart, Inc.

Notes to the Consolidated Financial Statements

Borrowings under the amended credit facility bear interest at the lender’s reference rate or at LIBOR plus the applicable LIBOR rate margin. The applicable LIBOR rate margin will be adjusted quarterly based on the Company’s EBITDA (as defined in the amended credit facility) for the 12 month period ended as of the end of the latest fiscal quarter. The applicable margin for the amended credit facility is initially 0% with respect to base rate loans and 1.75% with respect to eurodollar loans. Borrowings under the over-advance facility will bear interest at LIBOR plus 4.00%.

On the closing of the Recapitalization, the Company paid the lender an upfront fee as well as a commitment fee on the $30.0 million over-advance facility. In addition, the Company is obligated to pay the lender a commitment fee equal to  1/4 of 1% per annum of the unused portion of the $75.0 million commitment. If the Company uses the $20.0 million or $10.0 million over-advance facility in the future, it will be required to pay a commitment fee on such facility at such point in time. The Company is also obligated to pay a commission on all outstanding letters of credit as well as customary administrative, issuance, fronting, amendment, payment and negotiation fees.

The amended credit facility contains customary representations and warranties, covenants and conditions to borrowing. There can be no assurance that the conditions to borrowing under the amended credit facility will be satisfied.

The amended credit facility requires the maintenance of certain quarterly financial and operating ratios and covenants, including minimum calculated EBITDA levels, fixed charge coverage ratio, and senior leverage ratio.

The amended credit facility also contains customary events of default, including default upon the nonpayment of principal, interest, fees or other amounts or the occurrence of a change of control.

To the Company’s knowledge, no event of default has occurred under the Loan Agreement.

6. Senior Notes

On January 25, 2005, the Company sold, through a private placement exempt from the registration requirements under the Securities Act of 1933, as amended, $170 million in aggregate principal amount of its 7.75% Senior Notes due 2013 (the “Notes”). Interest on the Notes will be payable semi-annually on February 1 and August 1 of each year, beginning with August 1, 2005. The Notes were sold in the United States only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in accordance with Regulation S under the Securities Act. The Notes were not registered under the Securities Act and can not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company used the net proceeds of this offering to finance the Recapitalization and to redeem $59.5 million of its 10.375% Senior Notes due 2008. In connection with the closing of the Private Placement, the Company entered into (i) an indenture, dated January 25, 2005 with The Bank of New York Trust Company, N.A., as the trustee, governing the terms and conditions of the Notes (the “Indenture”) and (ii) a registration rights agreement, dated January 25, 2005 with the initial purchasers of the Notes in the Private Placement (the “Registration Rights Agreement”).

Under the Registration Rights Agreement, the Company agreed to use its best efforts to register notes having substantially identical terms as the Notes with the Securities and Exchange Commission as part of an offer to exchange freely tradeable exchange notes for the Notes initially issued under the Indenture. The Company filed a registration statement for the exchange notes with the Commission on April 22, 2005 and caused such registration statement for the 7.75% Senior Notes, Series B, due 2013, to be declared effective June 16, 2005.

The Indenture contains customary covenants, including those that will limit the Company’s ability to grant liens on assets to secure debt, enter into certain sale and lease-back transactions, and merge or consolidate with another company or sell substantially all assets. To the Company’s knowledge, no event of default has occurred under the Indenture.

Leslie’s Poolmart, Inc.

Notes to the Consolidated Financial Statements

7. Leases

The Company leases certain store, office, distribution and manufacturing facilities under operating leases which expire at various dates through 2015. Lease agreements generally provide for increases related to cost of living indices and require the Company to pay for property taxes, repairs and insurance. Future annual minimum lease payments at October 1, 2005 are as follows:

(Dollar amounts in thousands)

2006	$30,597
2007	25,961
2008	19,922
2009	14,018
2010	6,607
Thereafter	5,595

$102,700

Certain leases are renewable at the option of the Company for periods of one to ten years. Rent expense charged against income totaled $31.1 million, $26.5 million, and $24.3 million in fiscal years 2005, 2004 and 2003 respectively. Five leases provided for rent contingent on sales exceeding specific amounts.

8. Income Taxes

The provision/(benefit) for income taxes is comprised of the following:

(Dollar amounts in thousands)	Fiscal 2005	Fiscal 2004	Fiscal 2003

Federal:

Current	$(531)	$9,722	$4,706
Deferred	926	(1,512)	673

	$395	$8,210	$5,379

State:

Current	$(291)	$2,563	$1,269
Deferred	508	(399)	182

	217	2,164	1,451

Total	$612	$10,374	$6,830

Leslie’s Poolmart, Inc.

Notes to the Consolidated Financial Statements

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows:

(Dollar amounts in thousands)	Fiscal 2005	Fiscal 2004	Fiscal 2003
Federal income tax at statutory rate	$(1,333)	$9,317	$5,839
Permanent differences	2,273	36	33
State taxes, net of federal benefit	141	1,407	958
Reduction in tax contingency reserve	(469)	(386)	—

	$612	$10,374	$6,830

The tax effect of temporary differences which give rise to significant portions of the deferred tax asset and liability are summarized below.

	Fiscal 2005		Fiscal 2004
(Dollar amounts in thousands)	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Depreciation and amortization	$—	$(2,309)	$988	$—
State income taxes	—	(110)	—	—
Inventory	1,021	—	—	(59)
Reserves and other accruals	3,515	—	4,095	—
Deferred rent	2,167	—	597	—
Compensation accruals	1,156	—	733	—
Net operating loss	2,317	—	2,346	—
Other	—	—	490	—
Valuation allowance	(2,269)	—	(2,268)	—

	$7,907	$(2,419)	$6,981	$(59)

The Company has federal net operating losses (NOL) of $6.6 million available to offset future tax liabilities expiring in 2007. The losses are subject to Internal Revenue Code Section 382 which limits the annual utilization of NOL’s after an ownership change. The Company’s annual Section 382 limitation is approximately $0.1 million. As such, approximately $6.5 million of these NOL’s will expire as worthless and no benefits have been recorded for these amounts. The Company has recorded a valuation allowance amount of $2.3 million and $2.3 million as of October 1, 2005 and October 2, 2004, respectively.

9. Contingencies

The Company is a defendant in lawsuits or potential claims encountered in the normal course of business; such matters are being vigorously defended. In the opinion of management, the resolutions of these matters will not have a material effect on the Company’s financial position or results of operations.

The Company’s workers’ compensation insurance program, general liability insurance program and employee group medical plan have self-insurance retention features of $0.3 million, $0.3 million and $0.1 million per incident, respectively. As of October 1, 2005 and October 2, 2004, the Company had standby letters of credit outstanding in the amounts of $4.1 million and $3.1 million, respectively, for the purpose of securing such obligations under its workers’ compensation self insurance programs.

10. 401(k) Plan

The Company provides for the benefit of its employees a voluntary retirement plan under Section 401(k) of the Internal Revenue Code. During 2005, the plan covered all eligible employees and provided for a matching contribution by the Company of 50% of each participant’s contribution up to 4% of the individual’s compensation as defined. The expenses related to this program were $0.4 million, $0.4 million and $0.4 million for fiscal years 2005, 2004 and 2003 respectively.

11. Equity Transactions

Preferred Stock

In connection with the Recapitalization, all of the Company’s preferred stock outstanding prior to the merger was exchanged for cash. The cash paid for each share of preferred stock, including redemption premium and accrued interest and dividends, was $1,389 or an aggregate $64.5 million. In connection with the merger, GCP and additional affiliates of LGP also acquired shares valued at $40.1 million of a new series of 10% senior redeemable exchangeable cumulative preferred stock from the Company. One of the Company’s directors contributed common stock valued at $0.9 million in exchange for shares of such preferred stock.

The preferred stock ranks senior as to dividend rights or upon liquidation to all of the Company’s common stock and all of the Company’s future series of preferred stock which is designated as junior. Dividends accrue quarterly on the preferred stock at a rate per annum equal to ten percent (10%) and on any dividend payment date, the Company may exchange all of the preferred stock for 10% junior subordinated debentures having a maturity date which is the same date as the mandatory redemption date for the preferred stock. As of October 1, 2005, the Company has accrued a dividend payable of $2.9 million. The incurrence of the indebtedness represented by the debentures is limited by the covenants in the amended credit facility and the indenture governing the notes.

The preferred stock is subject to mandatory redemption 20.5 years after the date of issuance at a redemption price equal to the liquidation preference, together with accrued and unpaid dividends to the date of redemption and is subject to mandatory redemption upon the occurrence of a change of control of Leslie’s at a redemption price equal to 101% of the liquidation preference, together with accrued and unpaid dividends to the date of redemption.

Leslie’s Poolmart, Inc.

Notes to the Consolidated Financial Statements

After the fifth anniversary of the issuance date, the preferred stock will be subject to redemption at any time, in whole or in part, at the Company’s option, by payment of the amounts (stated as a percentage of the liquidation preference) set forth below if redeemed during the twelve month period beginning on the anniversary of the issuance date of each of the years indicated, plus accrued and unpaid dividends to the date of redemption:

Year	Redemption Price:
2010	106%
2011	104%
2012	102%
2013 and thereafter	100%

In addition, prior to the third anniversary of the issuance date, at the Company’s option, the Company may redeem up to 35% of the outstanding shares of preferred stock at a redemption price of 110% of the liquidation preference, together with accrued and unpaid dividends to the date of redemption, with the proceeds from one or more public equity offerings.

Voting. The preferred stock is non-voting except as required by Delaware law, except that holders of a majority of the outstanding shares of preferred stock, voting as a separate class, has the right to approve (a) each issuance by the Company of any securities that rank senior to or on parity with the preferred stock as to dividends or upon a liquidation, (b) any amendment to the Company’s certificate of incorporation that would be adverse to holders of the preferred stock and (c) any amendment of the junior subordinated debentures indenture that would be adverse to holders of the junior subordinated debentures.

Common Stock

On March 23, 2001, the Company individually, and Lawrence Hayward, President and CEO, Donald Anderson, Executive Vice President and CFO, and Green Equity Investors II, L.P. (the “Purchasers”) entered into two separate Stock Purchase Agreements (the “Agreements”) with Brian P. McDermott (“McDermott”), the Company’s former President and CEO (the “McDermott Transactions”). Pursuant to the Agreements, the Company repurchased 277,775 shares of the Company’s voting common stock held by McDermott for an aggregate purchase price of $0.5 million and the other Purchasers acquired the remaining 554,985 shares of the Company’s voting common stock held by McDermott for an aggregate purchase price of $1.0 million. Also pursuant to the Agreements, (i) McDermott’s existing options were cancelled and of no further effect; (ii) McDermott resigned from his position as a director on the Board of Directors of the Company; and (iii) the existing Consulting Agreement, dated as of December 31, 1999 between McDermott and the Company was terminated.

As part of the McDermott Transactions, the Company entered into separate loan agreements with each of Mr. Hayward and Mr. Anderson, pursuant to which the Company loaned $0.2 million to each of Hayward and Anderson, respectively, thereby providing a portion of the funds required for each of Anderson and Hayward to purchase the shares of the Company’s common stock held by McDermott. Lawrence Hayward and Donald Anderson, each used a part of their proceeds from the Recapitalization to repay the loans that had previously been extended to them by the Company. These loans, each in the principal amount of $0.2 million and bearing a 2.45% interest rate, have been repaid in full.

On August 29, 2003, the Company, and GCP (the “Purchasers”) entered into a Stock Purchase Agreement (the “Agreement”) with Robert D. Olsen (“Olsen”), the Company’s former Executive Vice President and CFO (the “Olsen Transaction”). Pursuant to the Agreement, the Company repurchased 86,206 shares of the Company’s voting common stock held by Olsen for an aggregate purchase price of $0.5 million and the other Purchasers acquired the remaining 429,094 shares of the Company’s voting common stock held by Olsen for an aggregate purchase price of $2.5 million.

Leslie’s Poolmart, Inc.

Notes to the Consolidated Financial Statements

12. Related Party Transactions

With the consummation of the Recapitalization, the Company entered into a Management Services Agreement with LGP. The Management Services Agreement provides that the Company will pay LGP an annual fee of $1.0 million for ongoing management, consulting and financial services. In addition, the Management Services Agreement provides that LGP may provide the Company with financial advisory or investment banking services in connection with major financial transactions, and LGP will be paid a customary fee for such services. The Management Services Agreement will terminate on the earlier of (a) the tenth anniversary of its execution dated January 25, 2005; provided that the agreement will automatically extend for one year periods thereafter unless either the Company or LGP gives the other three months prior notice of termination, (b) the consummation of a change of control, including the date that LGP affiliates hold 40% or less of the Company’s shares and (c) the consummation of a public offering of the Company’s common stock in an aggregate offering amount of at least $50 million or as a result of which at least 15% of the Company’s shares of common stock is publicly traded. In the event of the Company’s bankruptcy, liquidation, insolvency or winding-up, the payment of all accrued and unpaid fees pursuant to the Management Services Agreement is subordinated to the prior payment in full of all amounts due and owing under the indenture governing the notes.

During the fiscal years ended October 1, 2005, October 2, 2004 and September 27, 2003, the Company paid management fees to LGP in the amount of $0.8 million, $0.2 million and $0.2 million respectively.

13. Stock Based Compensation Plans

During 1997, the Company adopted a non-qualified common stock option plan (the “NQ Option Plan”) and an incentive common stock option plan (the “ISO Option Plan”) and reserved 417,995 shares and 1,369,730 shares, respectively, of Leslie’s common stock for issuance upon the exercise of options to be granted to certain employees of Leslie’s thereunder. Options to purchase Leslie’s common stock have been granted at an exercise price of $1.00 per share for options granted under the NQ Option Plan (“NQ Options”) and $2.00 per share for options granted under the ISO Option Plan (“ISO Options”).

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

In November 1998, the Leslie’s Board adopted its 1998 Incentive Stock Option Plan (the “1998 Plan”), and reserved 300,000 shares of nonvoting common stock for issuance thereunder. In January 2000, the Board approved an amendment to the Plan to increase the number of shares of nonvoting common stock issuable thereunder to 500,000 shares in the aggregate.

Leslie’s Poolmart, Inc.

Notes to the Consolidated Financial Statements

All existing options were accelerated and terminated on January 25, 2005 in connection with the Recapitalization and each optionholder received with respect to each option held an amount equal to the excess of $15.00 over the exercise price of such option. As a result, the Company recorded a stock compensation charge of $16.1 million for the year ended October 1, 2005.

The Company accounts for stock-based compensation plans under APB Opinion No. 25, under which no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based employee awards with an exercise price equal to or greater than the fair value of the common stock on the date of grant. For purposes of SFAS No. 123, Accounting for Stock-Based Compensation, the fair value of each option granted has been estimated at the date of the grant using the Black-Scholes option pricing model using the following weighted-average assumptions used for grants for each of the fiscal years ended 2005, 2004 and 2003: risk free interest rate of 4.0%, expected volatility of 0%, expected lives of 7 years and no expected dividend yield. Based on these assumptions, the weighted average fair value of the options granted is $1.42 in 2005, $1.42 in 2004 and $0.49 in 2003.

A summary of option activities for all plans is as follows:

	Fiscal 2005		Fiscal 2004		Fiscal 2003
	Shares	Wt. Avg. Ex Price	Shares	Wt. Avg. Ex Price	Shares	Wt. Avg. Ex Price
Outstanding at beginning of year	1,628,760	$2.42	1,456,060	$1.97	1,841,330	$1.77
Granted	26,000	5.80	190,200	5.80	15,000	2.00
Exercised	(1,637,239)	2.47	—	—	(390,270)	1.04
Cancelled	(17,521)	1.31	(17,500)	2.00	(10,000)	2.00

Outstanding at end of year	—	$—	1,628,760	$2.42	1,456,060	$1.97

Exercisable at end of year	—	$—	1,385,054	$1.97	1,226,605	$1.97

The fair value of the common stock underlying the options granted during fiscal 2005 was determined to be $5.80 per share, as that amount was the most recent price paid for the Company’s common stock by a third party and no significant intervening events had occurred to change this established fair value price and as these options were granted prior to the Recapitalization. Between August and September of 2003, 1,088,030 shares of the Company’s common stock and 526,820 warrants for the Company’s common stock (greater than 15% of fully diluted shares then outstanding) were either sold or repurchased for $5.80 per share in eleven separately negotiated arms length transactions. As the Company’s stock is privately held and has no quoted market price, the Company determined the $5.80 per share to be the fair value of the common stock underlying the options granted during fiscal 2005.

For purposes of SFAS No. 123, Accounting for Stock-Based Compensation, the fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted–average assumptions: risk free interest rate of 4.0%, expected volatility of 0%, expected lives of 7 years and no expected dividend yield.

Leslie’s Poolmart, Inc.

Notes to the Consolidated Financial Statements

14. Supplemental Cash Flow Disclosures

The Company paid interest charges of $15.2 million, $7.0 million, and $9.9 million in 2005, 2004 and 2003, respectively. The Company paid income taxes of $4.3 million, $11.9 million and $5.6 million in 2005, 2004 and 2003, respectively. The Preferred Stock dividends and the accretion of the Warrants were excluded from the statement of cash flows as non-cash transactions.

15. Subsequent Events

In October 2005 and subsequent to the Company’s fiscal year end, Leslie’s Board adopted its 2005 Incentive Stock Option Plan (the “2005 Plan”), and reserved 1,300,000 shares of nonvoting common stock for issuance thereunder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9a. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded as of the Evaluation date that the Company’s disclosure controls and procedures were effective such that the material information relating to Leslie’s including the Company’s consolidated subsidiaries, required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and was made known to the Company’s principal executive officer and principal accounting officer during the period when this report was being prepared to allow timely decisions regarding required disclosure.

In addition, there were no changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in the Company’s internal controls, and therefore there were no corrective actions taken.

ITEM 9b. OTHER INFORMATION

None

Leslie’s Poolmart, Inc.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

Name	Age	Positions
Lawrence H. Hayward	51	Chairman of the Board, President and Chief Executive Officer
Steven L. Ortega	44	Executive Vice President, Chief Financial Officer and Director
Edward C. Agnew	66	Director
John M. Baumer	38	Director
John G. Danhakl	49	Director
Michael J. Fourticq	61	Director
Ted C. Nark	46	Director
Michael L. Hatch	52	Senior Vice President, Merchandising and Marketing
Janet I. McDonald	48	Senior Vice President, Chief Information Officer
Brian P. Agnew	40	Senior Vice President, Store Operations
Marvin D. Schutz	58	Former Senior Vice President, Store Operations

Lawrence H. Hayward is Chairman of the Board of Directors, President and Chief Executive Officer. He joined the Company in January 2000 as President and Chief Executive Officer and assumed the additional role of Chairman of the Board in September 2000. Most recently, Mr. Hayward was the President of ABCO Desert Markets located in Phoenix, Arizona. From 1995 until 1999, he served as President and Chief Executive Officer of Carr Gottstein Foods Co., Alaska’s largest food and drug retailer and wholesale provider. From 1990 to 1995, Mr. Hayward held other senior level positions at Buttrey Food and Drug Store Company. From 1981 until 1990 he served in various corporate positions at American Stores Company headquartered in Salt Lake City, Utah.

Steven L. Ortega is Executive Vice President, Chief Financial Officer and Director of the Company. He joined the Company in August, 2005 and assumed his duties effective with the resignation of Mr. Donald J. Anderson who had resigned from all of his positions with the Company as of August 17, 2005. Mr. Ortega served as Executive Vice President and Chief Financial Officer for BI-LO LLC from 1999 to 2005. Prior to joining BI-LO, Mr. Ortega was with American Stores Company, where he held various positions within their supermarket and drug store subsidiaries, including Vice President – Finance and Administration, and Vice President – Logistics. Prior to this period at American Stores, Mr. Ortega held various management positions in finance, accounting, audit and store operations at Lucky Stores, Inc., where he last held the position of Director of Finance and Accounting.

Leslie’s Poolmart, Inc.

Edward C. Agnew became a director in December 2002. He is a former retail executive with over 36 years of retail experience. Mr. Agnew held various officer level assignments with Jewel Companies, Inc., Buttrey Food and Drug, Inc., and American Stores/Albertsons, Inc. Mr. Agnew began his career in 1963 with Jewel Food & Drug Stores where he served in various capacities including General Manager of its Midwest Division. In 1987 Mr. Agnew was appointed President and Chief Executive Officer of Buttrey Food and Drug, Inc. In 1990, Mr. Agnew successfully led a leveraged buyout of Buttrey Food and Drug Store Company and successfully completed an initial public offering of the Company in early 1993. In 1994 Mr. Agnew returned to American Stores, Inc., where he served as a Senior Vice President and member of the Company’s Executive Committee until his retirement in 1999.

John M. Baumer became a director of the Company in November 2001. He has been an executive officer and equity owner of LGP, the firm that manages Green Equity Investors II, L.P. (“GEI”), since 1999. Mr. Baumer had previously been a Vice President at Donaldson, Lufkin & Jenrette Securities Corporation (“DLJ”), and had been with DLJ since 1995. Prior to joining DLJ, Mr. Baumer was at Fidelity Investments and Arthur Andersen. Mr. Baumer is also a director of FTD, Inc., Intercontinental Art, Inc., Phoenix Scientific, Inc., Rand McNally & Co. and VCA Antech, Inc.

John G. Danhakl became a director of the Company in June 1997. He has been an executive officer and an equity owner of LGP, the firm that manages GEI, since 1995. Mr. Danhakl had previously been a Managing Director at DLJ and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert Incorporated. Mr. Danhakl is also a director of Rite Aid Corporation, Arden Group, Inc., Big 5 Sporting Goods Corp., Petco Animal Supplies, Inc., Phoenix Scientific, Inc. and Diamond Triumph Auto Glass, Inc.

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

Michael L. Hatch has been Senior Vice President, Merchandising and Marketing of the Company since November 2000. Mr. Hatch has more than 30 years of experience in the retail industry. Most recently, Mr. Hatch was the President of ABCO Desert Markets, located in Phoenix, Arizona. From 1996 to 1999 he was employed by Smiths Food and Drug where he held various positions including Senior Vice President and Southwest Manager and Vice President of Sales, Merchandising and Marketing. From 1970 to 1996, Mr. Hatch held various senior management positions at Smitty’s Super Valu, Inc. located in Phoenix, Arizona, which later merged with Smith’s Food and Drug.

Janet I. McDonald is Senior Vice President, Chief Information Officer of the Company. She joined the Company in August of 2000. Ms. McDonald has over 29 years of retail experience. Most recently Ms. McDonald owned and operated her own consulting business where she provided project management, management training, marketing, economic and other business services. From 1990 to 1992 she served as Director Information Technology for Buttrey Food and Drug Store Company. From 1981 to 1990 she held progressive levels of management responsibility in corporate technology for American Stores Company.

Leslie’s Poolmart, Inc.

Brian P. Agnew became Senior Vice President, Store Operations on September 29, 2005. Brian Agnew is a 15 year retail veteran and was previously the regional Vice President of Operations in the Company’s Southeast Region from September 2003 through October 2005. From May 2003 through September 2003 he held the position of District Manager with the Company. Prior to joining Leslie’s, Brian Agnew held several management positions in the retail grocery industry with Jewel Foods, American Stores Company and Albertson’s, Inc. Brian Agnew is the son of Edward C. Agnew, who has served as a director of the Company since December 2003.

Marvin D. Schutz was the Company’s Senior Vice President, Store Operations, from July 1999 to October 2005. Mr. Schutz had previously informed the Company of his intention to retire, effective November 2005.

All executive officers of the Company are chosen by the Board of Directors and serve at the Board’s discretion except as provided in the employment agreements described below under “Executive Compensation – Employment Agreements”.

Leslie’s, GCP, Leslie’s Coinvestment, LLC, Michael Fourticq, Lawrence Hayward, certain management parties and the holders of certain management options are parties to a Stockholders Agreement.

The Board of Directors of Leslie’s Poolmart, Inc. does not have a “financial expert” within the meaning of the regulations of the Securities and Exchange Commission, and we are not required to do so. We do not believe that we could recruit a financial expert without unwarranted expense and difficulty.

The Company has adopted a Code of Ethics and a copy may be obtained by written request to the Company Attention: Corporate Secretary.

Leslie’s Poolmart, Inc.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth for the fiscal years ended October 1, 2005, October 2, 2004, and September 27, 2003, respectively, the compensation for services to the Company of the Chief Executive Officer and the four most highly compensated executive officers of the Company as of October 1, 2005.

		Fiscal Year Compensation		Long-Term Compensation	All Other Compensation
	Year	Salary ($)	Bonus ($)(1)	Stock Options (#)(2)	401(k) ($)(3)	Insurance/Other ($)(4)
Lawrence H. Hayward	2005	501,849	526,715	—	4,100	777,120	(5)
Chairman of the Board, President and Chief	2004	451,971	463,118	60,000	4,000	46,186
Executive Officer and Director	2003	425,000	386,750	—	4,000	42,628

Steven L. Ortega	2005	74,813	150,000	—	—	237,985	(6)
Executive Vice President,	2004	—	—	—	—	—
Chief Financial Officer and Director	2003	—	—	—	—	—

Donald J. Anderson	2005	308,423	216,902	—	4,100	1,144,570	(7)
Former EVP, CFO and Director	2004	323,077	233,505	30,000	4,000	28,237
	2003	300,000	195,000	—	4,000	24,148

Michael L. Hatch	2005	199,140	104,549	—	4,100	287
Senior Vice President,	2004	194,670	98,741	5,000	4,000	1,517
Merchandising and Marketing	2003	189,000	85,995	—	3,774	250

Janet I. McDonald	2005	168,713	88,574	—	4,100	187
Senior Vice President,	2004	164,135	78,854	2,500	3,000	1,417
Chief Information Officer	2003	147,473	60,085	—	2,786	180

Marvin D. Schutz	2005	185,666	97,483	—	4,100	536
Senior Vice President,	2004	187,548	93,385	1,250	4,000	1,766
Store Operations	2003	182,000	82,810	—	4,000	516

(1)	Bonuses are attributed to the year earned and are paid out after the conclusion of the fiscal year. Bonuses were paid on a twelve-month basis for all of the fiscal years shown.
(2)	All options were granted at their fair market value on the date of grant.
(3)	Represents expected Company matching contributions to individuals’ 401(k) accounts.
(4)	Insurance portion represents premiums paid by the Company for life insurance not generally available to all Company employees. Other compensation is primarily related a cash allowance for the reimbursement of certain personal expenses.
(5)	Includes a bonus of $700,000 related to the Recapitalization.
(6)	Includes signing and relocation payments of $232,279 made pursuant to Mr. Ortega’s employment agreement.
(7)	Includes severance payment of $1,117,363 made pursuant to Mr. Anderson’s employment agreement.

Leslie’s Poolmart, Inc.

Option Plans

During 1997, the Company adopted a non-qualified common stock option plan (the “NQ Option Plan”) and an incentive common stock option plan (the “ISO Option Plan”) and reserved 417,995 shares and 1,369,730 shares, respectively, of Leslie’s common stock for issuance upon the exercise of options to be granted to employees of Leslie’s thereunder. Options to purchase common stock have been granted at an exercise price of $1.00 per share for options granted under the NQ Option Plan (“NQ Options”) and $2.00 and $5.80 per share in the case of options granted under the ISO Option Plan (“ISO Options”).

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

In November 1998, the Leslie’s Board adopted its 1998 Incentive Stock Option Plan (the “1998 Plan”) and reserved 300,000 shares of nonvoting common stock for issuance thereunder. In January 2000, the Board approved an amendment to the Plan to increase the number of shares of nonvoting common stock issuable thereunder to 500,000 shares in the aggregate. Options to purchase Leslie’s nonvoting common stock have been granted at an exercise price of the fair market value at the time of such grant.

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

All existing options, including those granted in fiscal year 2005, were accelerated and terminated on January 25, 2005 in connection with the Recapitalization and each optionholder received, with respect to each option held, an amount equal to the excess of $15.00 over the exercise price of such option.

Leslie’s Poolmart, Inc.

2005 Stock Option Plan

In October 2005 and subsequent to the Company’s fiscal year end, the Board of Directors of the Company adopted and approved the 2005 Stock Option Plan or the “2005 Plan”. The 2005 Plan will be administered by the Board of Directors of the Company or, in its discretion, by a committee consisting of two or more directors of the Company to whom the administration of the Plan has been duly delegated by the Board. The aggregate number of shares of common stock that may be issued pursuant to the stock options under the 2005 Plan may not exceed 1,300,000 in the aggregate and 700,000 during any calendar year to any one participant. Awards will either be in the form of stock options that are intended to qualify as incentive stock options or stock options that are not intended to qualify as incentive stock options.

Option Grants in 2005

The following table sets forth the stock options granted to the Chief Executive Officer and the other executive officers of the Company, during the twelve months ended October 1, 2005, pursuant to the Company’s ISO Option Plan, or 1998 Plan.

	Individual Grants
	Options Granted(1)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date
Lawrence H. Hayward	60,000	31.6%	$5.80	11/21/13
Donald J. Anderson	30,000	15.8%	$5.80	11/21/13
Michael L. Hatch	5,000	2.6%	$5.80	10/1/13
Janet I. McDonald	2,500	1.3%	$5.80	10/1/13
Marvin D. Schutz	1,250	0.7%	$5.80	10/1/13

(1)	Granted pursuant to ISO Option Plan and 1998 Plan. Options granted vest over a three-year period.

The Board of Directors administers all Company stock plans and makes decisions regarding compensation and benefits of executive officers and certain other key employees of the Company. The Board reviews and approves the salaries, bonuses and benefit programs for the Company’s executive officers and certain other key employees and aligns executive compensation to continuous improvements in corporate performance and increases in stockholder value.

Leslie’s Poolmart, Inc.

Aggregated Option Exercises in Fiscal Year 2005 and Option Values

The table below shows stock option exercises by our executives during fiscal year 2005.

Name	Shares acquired on exercise (#)	Value realized ($)	Number of securities underlying unexercised options at October 1, 2005 (#) Exercisable/ Unexercisable	Value of unexercised in-the-money options at October 1, 2005 ($) Exercisable/ Unexercisable
Lawrence H. Hayward	402,500	$5,004,500	—	—
Donald J. Anderson	287,500	$3,623,500	—	—
Marvin D. Schutz	129,145	$1,682,030	—	—
Michael L. Hatch	102,500	$1,313,500	—	—
Janet I. McDonald	65,000	$826,000	—	—

Leslie’s Poolmart, Inc.

Directors’ Compensation

Directors do not receive any compensation directly for their service on the Company’s Board of Directors, with the exception of Mr. Agnew and Mr. Nark, the Company’s outside directors, who receive $4,000 per each quarterly meeting. The Company issued 15,000 options to Mr. Agnew and Mr. Nark, respectively. The existing options owned by Mr. Agnew and Mr. Nark were accelerated and terminated in connection with the Recapitalization and both optionholders received an amount equal to the excess of $15.00 over the exercise price of such options. Pursuant to a Management Agreement dated June 11, 1997, which terminated upon the closing of the Recapitalization, during fiscal 2005 Leslie’s paid LGP an annual fee in the amount of $832 thousand plus out-of-pocket expenses of approximately $38 thousand for various management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analysis, negotiating and structuring financing and exploring expansion opportunities. In connection with the Recapitalization, the Company entered into a new Management Services Agreement with LGP dated as of January 25, 2005. Pursuant to this revised agreement, the Company will pay LGP an annual fee of $1.0 million for ongoing management, consulting and financial services.

John M. Baumer and John D. Danhakl are members of the Company’s Board of Directors and are executive officers and equity owners of LGP.

Employment Agreements

Lawrence Hayward and Donald Anderson each entered into employment agreements with Leslie’s, dated as of November 2003. Each of the employment agreements contains non-solicitation and confidentiality covenants and provides that the executive is eligible to participate in Leslie’s benefit plans consistent with the benefits extended to the most senior of Leslie’s executives (including vacation, personal and sick leave, and disability, medical and life insurance). Each of the employment agreements also provides that the executive will serve at the will of the Company’s Board of Directors. Each of the employment agreements was amended in January 2005 and expires in November 2008.

Mr. Hayward’s employment agreement provides for a minimum base salary of $517,000 annually, plus a minimum target bonus of no less than $362,000. If Leslie’s terminates Mr. Hayward’s employment for any reason other than Just Cause (as defined in the Agreement), Mr. Hayward will receive a lump sum payment equal to 200% of the sum of his base salary, bonus and certain costs for health and medical insurance coverage. The benefits are also payable upon a sale of substantially all of the business or assets of the Company or a consolidation, merger or change of control of the Company (a “Change of Control”), if Mr. Hayward chooses to terminate his employment with the Company as a result of the Change in Control.

Mr. Anderson resigned from all of his positions with the Company, effective as of the close of business August 17, 2005. Mr. Anderson had previously notified the Company of his intention to resign from his positions. Various payments and benefits were accrued by Mr. Anderson in accordance with the provisions of Mr. Anderson’s employment agreement.

The Company entered into an employment agreement with Steven Ortega in April 2005, as amended in July 2005 (the “Employment Agreement”), for his employment as Executive Vice President and Chief Financial Officer. The Employment Agreement provides for a minimum base salary of $315,000 annually, plus a minimum target bonus as set forth in the Employment Agreement. If the Company terminates Mr. Ortega’s employment for any reason other than Cause (as defined in the Employment Agreement), Mr. Ortega will receive a lump sum payment equal to 200% of the sum of his base salary and bonus and will be reimbursed for certain costs for health and medical insurance coverage. The Employment Agreement contains non-solicitation and confidentiality covenants and provides that Mr. Ortega is eligible to participate in the Company’s benefit plans consistent with the benefits extended to the most senior of the Company’s executives (including vacation, personal and sick leave, and disability, medical and life insurance). The Employment Agreement also provides that Mr. Ortega will serve as a Director at the will of the Company’s Board of Directors. The Employment Agreement expires in June 2010.

Leslie’s Poolmart, Inc.

ITEM 12. PRINCIPAL SHAREHOLDERS AND STOCK OWNERSHIP OF MANAGEMENT

The following table sets forth information as of October 1, 2005 with respect to (i) all persons known by us to be the beneficial owner of more than 5% of the Company’s common stock; (ii) all executive officers; (iii) all directors; and (iv) all directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Shares Outstanding
Leslie’s Coinvestment, LLC(2)	9,152,403	22.9
John M. Baumer(2)(3)	33,867,730	84.7
John G. Danhakl(2)(3)	33,867,730	84.7
GCP California Fund, L.P.(3)	24,715,327	61.8
Michael J. Fourticq	732,270	1.8
Edward C. Agnew	—	—
Ted C. Nark	—	—
Lawrence H. Hayward	3,000,000	7.5
Donald J. Anderson	—	—
Michael L. Hatch	375,000	0.9
Janet I. McDonald	215,000	0.5
Marvin D. Schutz	100,000	0.3
All executive officers and directors as a group (10 persons)	38,290,000	95.7

(1)	The address of Messrs. Fourticq, Hayward, Anderson Hatch and Schutz and Ms McDonald is 3925 E. Broadway Road, Suite 100, Phoenix, Arizona 85040. The address of LGP, GCP and Messrs. Baumer and Danhakl is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.
(2)	Leslie’s Coinvestment, LLC is a Delaware limited liability company managed by LGP. Each of Messrs. Jonathan D. Sokoloff, Peter J. Nolan, John D. Danhakl, Jonathan A. Seiffer, John M. Baumer and Timothy J. Flynn, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control LGP. Accordingly, for certain purposes, Messrs. Sokoloff, Nolan, Danhakl, Seiffer, Baumer and Flynn may be deemed to be beneficial owners of the shares of the Company’s common stock held or controlled by LGP. However, such individuals disclaim beneficial ownership of the securities held by LGP, except to the extent of their respective pecuniary interests therein.
(3)	GCP is a Delaware limited partnership managed by an affiliate of LGP, which is an affiliate of the general partner of GCP. Each of Messrs. Sokoloff, Nolan, Danhakl, Seiffer, Baumer and Flynn either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control the affiliate of LGP and such general partner. The affiliate of LGP and such general partner may be deemed to control the voting and disposition of the shares of the Company’s common stock owned by GCP. Accordingly, for certain purposes, Messrs. Sokoloff, Nolan, Danhakl, Seiffer, Baumer and Flynn may be deemed to be beneficial owners of the shares of the Company’s common stock held by GCP. However, such individuals disclaim beneficial ownership of the securities held by GCP, except to the extent of their respective pecuniary interests therein.

Leslie’s Poolmart, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Participation in the Recapitalization

The Company’s prior common stockholders and optionholders received approximately $124.9 million in cash and the Company’s prior preferred stockholder, GEI, received approximately $64.5 million in cash in the Recapitalization, as discussed in Note 11. Of these amounts, the Company’s five executive officers received approximately $16.3 million, GEI received approximately $160.4 million and Michael Fourticq received approximately $4.4 million in cash. Two of the Company’s executive officers, Lawrence Hayward and Donald Anderson, each used a part of their proceeds from the Recapitalization to repay the loans that had previously been extended to them by the Company. These loans, each in the principal amount of $225,000 and bearing a 2.45% interest rate, have been repaid in full.

In the Recapitalization, GCP, an additional affiliate of LGP and some of the Company’s directors and management contributed to LPM Acquisition $29.1 million in value of shares of the Company’s then existing common stock and $10.9 million of cash, and received an aggregate of $40.0 million of the Company’s new common stock. Of these amounts, the Company’s executive officers contributed $3.7 million in common stock, GCP contributed $22.9 million in common stock and $1.8 million in cash, additional affiliates of LGP contributed $9.1 million in cash and Michael Fourticq contributed $0.7 million in common stock in exchange for the number of shares set forth opposite their names in the second table under “Security Ownership of Principal Stockholders and Management.”

We also issued $41.0 million of preferred stock in exchange for units issued for $40.1 million in cash contributed to LPM Acquisition by GCP and additional affiliates of LGP and $0.9 million of shares of common stock contributed to LPM Acquisition by Michael Fourticq.

Some of the Company’s directors, executive officers and other affiliates owned the 10 3/8% Senior Notes due 2008 that were repurchased in the Tender Offer. Accordingly, such individuals received cash for any notes they tendered. The following table sets forth such ownership:

John M. Baumer	$50,000

John G. Danhakl	350,000

Michael J. Fourticq	1,500,000

Lawrence H. Hayward	235,000

Donald J. Anderson	100,000

Peter Nolan	350,000

Jonathan Sokoloff	200,000

Jonathan Seiffer	50,000

$2,835,000

Leslie’s Poolmart, Inc.

Management Services Agreement

We entered into a Management Services Agreement with LGP concurrent with the consummation of the Recapitalization. The Management Services Agreement provides that we will pay LGP an annual fee of $1.0 million for ongoing management, consulting and financial services. In addition, the Management Services Agreement provides that LGP may provide us with financial advisory or investment banking services in connection with major financial transactions, and LGP will be paid a customary fee for such services. The Management Services Agreement will terminate on the earlier of (a) the tenth anniversary of its execution dated January 25, 2005; provided that the agreement will automatically extend for one year periods thereafter unless either we or LGP gives the other three months prior notice of termination, (b) the consummation of a change of control, including the date that LGP affiliates hold 40% or less of the Company’s shares and (c) the consummation of a public offering of the Company’s common stock in an aggregate offering amount of at least $50 million or as a result of which at least 15% of the Company’s shares of common stock is publicly traded. In the event of the Company’s bankruptcy, liquidation, insolvency or winding-up, the payment of all accrued and unpaid fees pursuant to the Management Services Agreement is subordinated to the prior payment in full of all amounts due and owing under the indenture governing the notes.

Stockholders Agreement

We entered into a Stockholders Agreement with GCP and each of the Company’s other stockholders concurrent with the consummation of the Recapitalization. The Stockholders Agreement generally restricts the transferability of the Company’s stock and gives GCP and its affiliates a right of first refusal in the event any other stockholder seeks to transfer any of the Company’s stock to a third party. In addition, GCP and its affiliates have certain “drag-along” rights and if GCP and its affiliates desire to sell any of the Company’s stock, other stockholders will have certain “tag-along” rights to participate in such sale. We and certain of the non-management stockholders have certain rights to repurchase a portion of the stock held by management upon their ceasing to provide services to us. The Stockholders Agreement also grants demand registration rights to the non-management stockholders and piggyback registration rights for all stockholders. Finally, Mr. Fourticq has certain rights to be elected as a director of Leslie’s.

On October 25, 2005, certain provisions of the Stockholders Agreement were amended dealing with termination of employment.

Indemnification

We have agreed that we will indemnify all of the Company’s current and former directors and officers after the consummation of the Recapitalization for all costs and expenses incurred in proceedings arising out of or pertaining to the Recapitalization.

Stock Repurchase and Promissory Note Agreements

On March 23, 2001, the Company individually, and Lawrence Hayward, President and CEO, Donald Anderson, former Executive Vice President and CFO, and Green Equity Investors II, L.P., (the “Purchasers”) entered into two separate Stock Purchase Agreements (the “Agreements”) with Brian P. McDermott (“McDermott”), the Company’s former President and CEO (the “McDermott Transactions”). Pursuant to the Agreements, the Company repurchased 277,775 shares of the Company’s voting common stock held by McDermott for an aggregate purchase price of $499,995 and the Purchasers acquired the remaining 554,985 shares of the Company’s voting common stock held by McDermott for an aggregate purchase price of $998,973. Also pursuant to the Agreements, (i) McDermott’s existing options were cancelled and of no further effect; (ii) McDermott resigned from his position as a director on the Board of Directors of the Company; and (iii) the Consulting Agreement dated as of December 31, 1999, between McDermott and the Company was terminated.

Leslie’s Poolmart, Inc.

As part of the McDermott Transactions, the Company entered into separate loan agreements with each of Mr. Hayward and Mr. Anderson, pursuant to which the Company loaned $225,000 to each of Hayward and Anderson, respectively, thereby providing a portion of the funds required for each of Anderson and Hayward to purchase the shares of the Company’s common stock sold by McDermott. Each loan, together with all accrued interest, was repaid in full on January 25, 2005 concurrent with the Recapitalization.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees (1)	$240,000
Audit-Related Fees (2)	$159,000

(1)	Includes fees and expenses related to the fiscal year audit and interim reviews, notwithstanding when the fees and expenses were billed or when the services were rendered.
(2)	Includes fees and expenses for various services rendered from October through September of the fiscal year, notwithstanding when the fees and expenses were billed.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1), (2) The following financial statements and financial statement schedules are included herewith and are filed as part of this annual report.

(a)(3) The following exhibits set forth below are filed as part of this annual report or are incorporated herein by reference.

Exhibit Number	Description

2.1*	Agreement and Plan of Merger dated as of January 7, 2005 between the Company and LPM Acquisition LLC (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on January 11, 2005)

3.1*	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on January 25, 2005 (previously filed as Exhibit 3.1 to the Registration Statement on Form S-4 filed on April 22, 2005)

3.2*	Bylaws of the Company (previously filed as Exhibit 3.5 to the Registration Statement on Form S-1 filed on June 27, 1997)

4.1*	Indenture dated as of May 21, 2003 between the Company and The Bank of New York Trust Company, N.A. (previously filed as Exhibit 4.1 to the Registration Statement on Form S-4 filed on July 18, 2003)

4.2*	Supplemental Indenture dated as of January 11, 2005 between the Company and The Bank of New York Trust Company, N.A. (previously filed as Exhibit 10.01 to the Current Report on Form 8-K filed on January 25, 2005)

4.3*	Indenture dated as of January 25, 2005 between the Company and The Bank of New York Trust Company, N.A. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on January 28, 2005)

10.1*	Stockholders Agreement and Subscription Agreement dated as of June 11, 1997 among the Company and Green Equity Investors II, LP, Richard H. Hillman, Michael J. Fourticq, Greg Fourticq, Brian P. McDermott, the Trustees of the McDermott Family Trust, Occidental Petroleum Corporation and the Stockholders identified on the signature pages thereto (previously filed as Exhibit 10.4 to the Registration Statement on Form S-1 filed on June 27, 1997)

10.2*	Stockholders Agreement dated as of January 25, 2005 among the Company, GCP California Fund, L.P., Leslie’s Coinvestment, LLC and the stockholders identified on the signature pages thereto (previously filed as Exhibit 10.1 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.3	Amendment dated as of October 25, 2005 to the Stockholders Agreement dated as of January 25, 2005 among the Company, GCP California Fund, L.P., Leslie’s Coinvestment, LLC and the stockholders identified on the signature pages thereto

10.4*	Management Services Agreement dated as of January 25, 2005 between the Company and Leonard Green & Partners, L.P. (previously filed as Exhibit 10.2 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.5*	Lease Agreement dated as of August 30, 1990 by and between Adams Property Associates and the Company (previously filed as Exhibit 10.7 to the Registration Statement on Form S-1/A filed on July 21, 1997)

10.6*	First Amendment dated as of June 21, 1996 to the Lease Agreement dated August 30, 1990 by and between Adams Property Associates and the Company (previously filed as Exhibit 10.4 to the Registration Statement on Form S-4 filed on April 22, 2005)

Exhibit Number	Description

10.7*	Second Amendment dated as of September 30, 1999 to the Lease Agreement dated August 30, 1990 by and between Adams Property Associates and the Company (previously filed as Exhibit 10.5 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.8*	Third Amendment dated as of April 14, 2000 to the Lease Agreement dated August 30, 1990 by and between Adams Property Associates and the Company (previously filed as Exhibit 10.6 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.9	Fourth Amendment dated as of November 1, 2004 to the Lease Agreement dated August 30, 1990 by and between Adams Property Associates and the Company

10.10*	Lease dated as of November 26, 1996 by and between Bedford Property Investors, Inc. and the Company (previously filed as Exhibit 10.8 to Registration Statement on Form S-1/A filed on July 21, 1997)

10.11*	Addendum dated as of November 1996 to the Lease dated November 26, 1996 by and between Bedford Property Investors, Inc. and the Company (previously filed as Exhibit 10.8 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.12*	Lease Agreement dated as of December 30, 1997 by and between Liberty Property Limited Partnership and the Company (previously filed as Exhibit 10.8 to the Registration Statement on Form S-1/A filed on July 21, 1997)

10.13*	First Amendment dated as of June 3, 1999 to the Lease Agreement dated December 30, 1997 by and between Liberty Property Limited Partnership and the Company (previously filed as Exhibit 10.10 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.14*	Lease dated as of April 30, 1998 by and between Paul Hemmer Development Co., III and the Company (previously filed as Exhibit 10.11 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.15*	First Addendum dated as of July 21, 1999 to the Lease dated April 30, 1998 by and between Paul Hemmer Development Co., III and the Company (previously filed as Exhibit 10.12 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.16*	Lease Agreement dated as of March 30, 2004 between ProLogis and the Company (previously filed as Exhibit 10.13 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.17*	Lease dated as of October 31, 2000 between Broadway Business Center LLC and the Company (previously filed as Exhibit 10.14 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.18*	First Amendment dated as of November 30, 2000 to the Lease dated as of October 31, 2000 between Broadway Business Center LLC and the Company (previously filed as Exhibit 10.15 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.19*	Second Amendment dated as of June 26, 2001 to the Lease dated as of October 31, 2000 between Broadway Business Center LLC and the Company (previously filed as Exhibit 10.16 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.20*	Third Amendment dated as of May 31, 2002 to the Lease dated as of October 31, 2000 between Broadway Business Center LLC and the Company (previously filed as Exhibit 10.17 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.21*	Fourth Amendment dated as of April 9, 2004 to the Lease dated as of October 31, 2000 between Broadway Business Center LLC and the Company (previously filed as Exhibit 10.18 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.22*	Form of Director’s and Officer’s Indemnification Agreement dated as of January 1, 2000 between the Company and certain members of management (previously filed as Exhibit 10.19 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.23	2005 Stock Option Plan

10.24*	Amended and Restated Employment Agreement dated as of November 21, 2003 between the Company and Lawrence H. Hayward(filed as Exhibit 10.13 to the Annual Report on Form 10-K filed on December 12, 2003)

10.25*	Amended and Restated Employment Agreement dated as of November 21, 2003 between the Company and Donald J. Anderson (filed as Exhibit 10.14 to the Annual Report on Form 10-K filed on December 12, 2003)

10.26*	Amendment #1 dated as of January 24, 2005 to the Amended and Restated Employment Agreement dated November 21, 2003 between the Company and Lawrence H. Hayward* (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on January 25, 2005)

Exhibit Number	Description

10.27*	Amendment #1 dated as of January 19, 2005 to the Amended and Restated Employment Agreement dated November 21, 2003 between the Company and Donald J. Anderson (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on January 25, 2005)

10.28*	Executive Employment Agreement dated as of April 22, 2005 between the Company and Steven L. Ortega (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2005)

10.29*	Amendment #1 to the Executive Employment Agreement dated as of April 22, 2005 between the Company and Steven L. Ortega dated as of July 1, 2005 (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 12, 2005)

10.30*	Loan and Security Agreement dated as of June 22, 2000 among the Company and Foothill Capital Corporation (previously filed as Exhibit 10.22 to Annual Report on Form 10-K405 filed on December 29, 2000)

10.31*	Amendment Number One to Loan and Security Agreement (previously filed as Exhibit 10.23 to the Quarterly Report on Form 10-Q filed on May 15, 2001)

10.32*	Amendment Number Two to Loan and Security Agreement (previously filed as Exhibit 10.13 to the Registration Statement on Form S-4 filed on July 18, 2003)

10.33*	Amendment Number Three to Loan and Security Agreement (previously filed as Exhibit 10.14 to the Registration Statement on Form S-4 filed on July 18, 2003)

10.34*	Amended and Restated Loan and Security Agreement dated as of January 25, 2005 between the Company, LPM Manufacturing, Inc., Wells Fargo Retail Finance LLC and the other lenders parties thereto (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on January 28, 2005)

10.35*	Registration Rights Agreement, dated as of January 25, 2005, between the Company and certain holders of the Company’s 7.75% Senior Notes due 2013 (previously filed as Exhibit 10.01 to the Current Report on Form 8-K filed on January 28, 2005)

10.36*	Secured, Non-recourse Promissory Note and Pledge Agreement—Lawrence H. Hayward (previously filed as Exhibit 10.26 to the Quarterly Report on Form 10-Q filed on May 15, 2001)

10.37*	Secured, Non-recourse Promissory Note and Pledge Agreement—Donald J. Anderson (previously filed as Exhibit 10.27 to the Quarterly Report on Form 10-Q filed on May 15, 2001)

21.1*	Subsidiaries (previously filed as Exhibit 21.1 to the Annual Report on Form 10-K405 filed on December 22, 1999)

24.1	Power of Attorney (included on signature page)

31.1	Certification of Lawrence H. Hayward

31.2	Certification of Steven L. Ortega

32.1	Certification of Lawrence H. Hayward and Steven L. Ortega

*	Previously filed

(b)	Reports on Form 8-K

Filed with the SEC on August 19, 2005.

COPIES OF THIS FORM 10-K MAY BE OBTAINED WITHOUT CHARGE UPON WRITTEN

REQUEST TO THE COMPANY AT THE FOLLOWING ADDRESS:

LESLIE’S POOLMART, INC.

3925 E. BROADWAY RD., SUITE #100

PHOENIX, ARIZONA 85040

ATTN: CORPORATE SECRETARY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on December 20, 2005.

LESLIE’S POOLMART, INC.
(Registrant)

By:	/s/ STEVEN L. ORTEGA
Steven L. Ortega
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Lawrence H. Hayward, Steven L. Ortega, and each of them, his true and lawful attorney or attorneys-in-fact and agent or agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including pre-or post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Capacity	Date
/s/ LAWRENCE H. HAYWARD Lawrence H. Hayward	Chairman of the Board of Directors, Chief Executive Officer and President	December 20, 2005

/s/ EDWARD C. AGNEW Edward C. Agnew	Director	December 20, 2005

/s/ JOHN M. BAUMER John M. Baumer	Director	December 20, 2005

/s/ JOHN G. DANHAKL John G. Danhakl	Director	December 20, 2005

/s/ TED C. NARK Ted C. Nark	Director	December 20, 2005

/s/ MICHAEL J. FOURTICQ Michael J. Fourticq	Director	December 20, 2005

/s/ STEVEN L. ORTEGA Steven L. Ortega	Chief Financial Officer, Director and Principal Accounting Officer	December 20, 2005