Form 10-Q
period 2005-12-31
LESLIES POOLMART INC
filed 2006-02-14
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding at February 14, 2006 was 39,935,000 shares.

LESLIE’S POOLMART, INC.

AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended December 31, 2005

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Leslie’s Poolmart, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except for share information)

	December 31, 2005	October 1, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,183	$2,172
Accounts and other receivables, net	8,200	11,691
Inventories	71,025	60,925
Prepaid expenses and other current assets	1,802	2,058
Deferred tax assets	7,409	7,618

Total current assets	89,619	84,464
Property, plant and equipment, net	37,306	39,596
Intangibles, net	8,038	8,051
Deferred financing costs, net	6,930	7,184
Deferred tax assets	2,610	2,598
Other assets	494	512

Total assets	$144,997	$142,405

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$27,798	$21,321
Accrued expenses	27,341	31,637
Income taxes payable	—	7,739
Deferred tax liabilities	110	110

Total current liabilities	55,249	60,807
Revolving commitment	23,000	7,104
Other long term liabilities	8,298	7,201
Redeemable preferred stock, $0.001 par value; authorized 1,000,000 shares, issued and outstanding 41,000 Series A at December 31, 2005 and October 1, 2005	41,000	41,000
Senior notes	168,889	168,850

Total liabilities	296,436	284,962
Commitments and contingencies
Stockholder’s deficit:
Common stock, $0.001 par value, authorized 50,000,000 shares, issued and outstanding 39,935,000 shares at December 31, 2005 and 39,975,000 at October 1, 2005	40	40
Paid-in capital	(144,216)	(144,216)
Treasury stock, 65,000 shares at cost at December 31, 2005 and 25,000 shares at cost at October 1, 2005	(65)	(25)
Retained earnings/(deficit)	(7,198)	1,644

Total stockholders’ deficit	(151,439)	(142,557)

Total liabilities and stockholders’ deficit	$144,997	$142,405

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Operations (unaudited)

Amounts in thousands

	13 Weeks Ended
	December 31, 2005	January 1, 2005
	(unaudited)	(unaudited)
Sales	$48,145	$40,937
Cost of merchandise sold and services sold, including warehousing and transportation expenses	25,391	21,565

Gross profit	22,754	19,372
Selling, general and administrative expenses	31,759	28,798

Operating loss	(9,005)	(9,426)
Other expenses/(income):
Interest expense	4,912	3,649
Interest income	(72)	—
Other expense	193	23

Total other expense	5,033	3,672

Loss before income taxes	(14,038)	(13,098)
Income tax benefit	(5,196)	(4,465)

Net loss	$(8,842)	$(8,633)

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	13 Weeks Ended
	December 31, 2005	January 1, 2005
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(8,842)	$(8,633)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	2,845	2,949
Preferred stock dividend and accretion	1,097	1,962
Amortization of loan fees and discounts	293	67
Allowance for doubtful accounts	35	86
Loss on disposition of assets	193	23
Deferred income tax	197	—
Changes in operating assets and liabilities
Accounts and other receivables	3,456	6,349
Inventories	(10,100)	(13,222)
Prepaid expenses and other current assets	256	(815)
Other assets	18	(24)
Accounts payable and accrued expenses	2,181	1,644
Income taxes payable	(7,739)	(6,580)

Net cash used by operating activities	(16,110)	(16,194)

Investing activities:
Purchase of property, equipment and intangibles	(735)	(1,422)

Net cash used in investing activities	(735)	(1,422)

Financing activities:
Net line of credit borrowings	15,896	2,000
Purchase of treasury stock	(40)	—
Issuance of common stock	—	5

Net cash provided by financing activities	15,856	2,005

Net decrease in cash and cash equivalents	(989)	(15,611)
Cash and cash equivalents at beginning of period	2,172	16,767

Cash and cash equivalents at end of period	$1,183	$1,156

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements (unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006.

The balance sheet at December 31, 2005 has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain amounts related to income taxes have been reclassified on the October 1, 2005 balance sheet. This reclassification had no effect on net income or cash flow as previously reported.

For further information, refer to the consolidated financial statements and footnotes thereto included in Leslie’s Poolmart, Inc.’s annual report on Form 10-K for the year ended October 1, 2005.

(2) Organization and Operation

Leslie’s Poolmart, Inc., which is sometimes referred to as the “Company” or “Leslie’s” in this report, is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie’s Swimming Pool Supplies through 511 stores in 35 states, a nationwide mail order catalog, and web store. The Company also operates five distribution facilities and repackages certain bulk chemical products for retail sale. The Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the third and fourth fiscal quarters.

(3) Stock Based Compensation

The Company has adopted the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” which amends SFAS No. 123 “Accounting for Stock-Based Compensation”.

For the purpose of Statement 123(R) “Share Based Payment”, the Company is considered a “non-public entity” since it does not have equity securities trading in a public market. For “non-public entities” the effective date to adopt the complete provisions of Statement 123(R) is for fiscal years beginning after December 15, 2005. Statement 123(R) is effective for the Company beginning October 1, 2006.

The Company has adopted the disclosure only provision of SFAS No. 123 and accordingly recognizes no compensation expense upon grant for employee stock option grants. Had compensation expense for these plans been determined consistent with SFAS No. 123, the Company’s net loss would have been increased by $6,000 and $28,000 for the 13 weeks ended December 31, 2005 and January 1, 2005, respectively.

Leslie’s Poolmart, Inc.

(4) Inventories

Inventories consist of the following:

Amounts in thousands	December 31, 2005	October 1, 2005
Raw materials and supplies	$1,379	$520
Finished goods	69,646	60,405

Total Inventories	$71,025	$60,925

(5) Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123; (Revised 2004) (Statement 123(R)) Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB opinion 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair market values. For the purpose of Statement 123(R), the Company is considered a “non-public entity” since it does not have equity securities trading in a public market. For “non-public entities” the effective date to adopt the complete provisions of Statement 123(R) is for fiscal years beginning after December 15, 2005. Statement 123(R) is effective for the Company beginning October 1, 2006.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method could have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall cash position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss in Note 3. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 requires that abnormal inventory costs such as abnormal freight, handling costs and spoilage be expensed as incurred rather than capitalized as part of inventory, and requires the allocation of fixed production overhead costs to be based on normal capacity. SFAS 151 is to be applied prospectively and is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company’s adoption of SFAS 151 did not have a material impact on the Company’s consolidated financial statements.

Leslie’s Poolmart, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this document (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to domestic economic conditions, activities of competitors, seasonal effects, changes in federal or state tax laws and of the administration of such laws and the general condition of the economy.

This discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with its unaudited consolidated financial statements and disclosures included elsewhere in this report, and management’s discussion and analysis of financial condition and results of operations included as part of the Company’s Form 10-K for the year ended October 1, 2005.

General

Leslie’s Poolmart, Inc. (the “Company” or “Leslie’s”) is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company markets its products through 511 Company-owned stores in 35 states; a nationwide mail order catalog; and the Internet. Leslie’s is vertically integrated, operating a chemical repackaging facility in Ontario, California and a specialty chemical repackaging facility in Hebron, Kentucky. The Company supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Swedesboro, New Jersey; Hebron, Kentucky; and Orlando, Florida.

The Company was incorporated as a Delaware corporation in 1997. The Company’s principal executive offices are located at 3925 E. Broadway Road, Suite 100, Phoenix, Arizona 85040, and the telephone number at that address is (602) 366-3999. Leslie’s corporate website address is www.lesliespool.com.

Seasonality and Quarterly Fluctuations

The Company’s business exhibits substantial seasonality, which the Company believes is typical of the swimming pool supply industry. In general, sales and net income are highest during the quarters that end in June and September which represent the peak months of swimming pool use. Sales are substantially lower during the quarters that end in December and March when the Company typically incurs net losses. The principal external factor affecting the Company’s business is weather. Hot weather and the higher frequency of pool usage in such weather create a need for more pool chemicals and supplies. Unseasonably early or late warming trends can increase or decrease the length of the pool season. In addition, unseasonably cool weather and/or extraordinary amounts of rainfall in the peak season will tend to decrease swimming pool use. The likelihood that unusual weather patterns will severely impact the Company’s results is lessened by the geographical diversification of the Company’s store locations.

The Company also expects that its quarterly results of operations will fluctuate depending on the timing and amount of revenue contributed by new stores and, to a lesser degree, the timing of costs associated with the opening of new stores. The Company attempts to open its new stores primarily in the quarter ending March in order to position itself for the following peak season.

Leslie’s Poolmart, Inc.

Results of Operations

Net Sales. Net sales for the 13 weeks ended December 31, 2005 were $48.1 million compared to $40.9 million for the 13 weeks ended January 1, 2005. The 17.6% increase was due to improved comparable store sales coupled with an increase in store count with 511 stores in 2005 versus 472 stores in 2004. During the quarter, the Company opened no new stores and four stores were closed. Comparable store sales for the 13 weeks ended December 31, 2005 increased 12.0% as compared to the 13 weeks ended January 1, 2005. The comparable store sales increase was primarily due to favorable weather conditions in most of the Company’s markets. The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a measure of financial performance under accounting principles generally accepted in the United States (GAAP). Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

Gross Profit. Gross profit for the 13 weeks ended December 31, 2005 was $22.8 million compared to $19.4 million for the 13 weeks ended January 1, 2005. As a percentage of sales, gross profit was 47.3% for the first quarter of fiscal 2006 compared to 47.3% for the first quarter of fiscal 2005. Gross profit dollars improved primarily due to the increase in sales associated with the increased store count and the strong comparable store sales achieved during the quarter.

Operating and Administrative Expense. Operating and administrative expense for the 13 weeks ended December 31, 2005, were $31.8 million compared to $28.8 million for the 13 weeks ended January 1, 2005. Operating and administrative expenses as a percentage of sales were 66.0% for the 13 weeks ended December 31, 2005 compared to 70.3% for the 13 weeks ended January 1, 2005. Operating expense dollars increased during the first quarter of 2006 due to increases in occupancy and other related costs associated with the increased store count as compared to the first quarter of 2005. Operating and administrative expenses as a percentage of sales decreased as a result of the increase in comparable store sales, as compared to the prior year.

Operating Loss. Operating loss for the 13 weeks ended December 31, 2005 improved by $421,000, from a loss of $9.4 million during the 13 weeks ended January 1, 2005 to an operating loss of $9.0 million for the 13 weeks ended December 31, 2005. Operating results for the 13 weeks ended December 31, 2005 improved primarily due to the increases in sales and related gross profit achieved during the quarter.

Other Income and Expense. Net interest expense was $4.8 million for the 13 weeks ended December 31, 2005 compared to $3.6 million for the 13 weeks ended January 1, 2005. The increase in interest expense was due to the increase in average debt balances in the quarter.

Income Taxes. The Company’s income tax benefit for the 13 weeks ended December 31, 2005 was $5.2 million, or an effective rate of 37.0%, as compared to a $4.5 million benefit, or an effective rate of 34.1% for the 13 weeks ended January 1, 2005. The effective rate of the income tax benefit is higher in fiscal 2006 due to decrease in the non-deductible preferred stock interest of $1.1 million for the 13 weeks ended December 31, 2005 compared to the $2.0 million for the same period in the prior year.

Leslie’s Poolmart, Inc.

Adjusted EBITDA. The Adjusted EBITDA loss for the 13 weeks ended December 31, 2005 was $6.2 million compared to an Adjusted EBITDA loss of $6.5 million for the 13 weeks ended January 1, 2005.

Adjusted EBITDA is determined as follows (1):

	13 Weeks Ended
Amounts in thousands	December 31, 2005	January 1, 2005
Net (loss) as reported	$(8,842)	$(8,633)
Depreciation	2,845	2,949
Interest expense, net	4,840	3,649
Loss on disposition of assets	193	23
Income tax benefit	(5,196)	(4,465)
Unusual charges	—	—

Adjusted EBITDA	$(6,160)	$(6,477)

(1)	Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, and unusual charges. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data all of which are prepared in accordance with GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations and presents a better measure of liquidity for those charges that are not anticipated to be incurred in the future. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

Financial Condition, Liquidity and Capital Resources

Changes in Financial Condition. During the 13 weeks between October 1, 2005 and December 31, 2005, total current assets increased by $5.2 million primarily as the result of a $10.1 million increase in inventory during the period, offset by a reduction in receivables. Inventory increases are expected during this period as the Company prepares for its peak-selling season.

During the same period, current liabilities decreased by $5.6 million due primarily to the reduction of accrued expenses and income tax payables more than offsetting the increase in accounts payables. The reduction in accrued expenses is primarily due to the payment of the management bonus liability during the period. The increase in accounts payable is a result of payment terms on the additional purchases of inventory.

Leslie’s Poolmart, Inc.

Liquidity and Capital Resources.

On January 25, 2005, the Company amended its existing credit facility with a financial institution to provide for the extension by the lender of revolving loans and other financial accommodations in an aggregate principal amount of $75.0 million. The Company’s obligations under the amended credit facility are secured by a lien on substantially all of the Company’s assets. At the lender’s discretion, an over-advance facility of $10.0 million may be available to the Company from September 30, 2006 through March 31, 2007. Funds borrowed under the revolving credit portion of the Company’s credit facility are restricted to working capital and general corporate purposes, which includes capital expenditures. The level of borrowings under the Company’s credit facility is dependent primarily upon cash flows from operations, the timing of disbursements, long-term borrowing activity and capital expenditure requirements. As of December 31, 2005, $23.0 million was outstanding on this facility.

Net cash used by operating activities was $16.1 million for the 13 weeks ended December 31, 2005 compared to net cash used by operating activities of $16.2 million for the same period in the prior year.

Capital expenditures for the 13 weeks ended December 31, 2005 were $0.7 million. The Company expects to incur capital expenditures between $12.0 and $13.0 million in fiscal 2006, primarily for the purpose of opening new stores. It is anticipated that the balance of 2006 capital expenditures will be funded out of cash provided by operations and borrowings under the credit facility.

Net cash provided by financing activities for the 13 weeks ended December 31, 2005 was $15.9 million compared to $2.0 million in the prior year. The increase was due to higher borrowings drawn against the Company’s revolving credit facility as compared to the prior year.

The Company believes its internally generated funds, as well as its borrowing capacity, are adequate to meet its working capital needs, maturing obligations and capital expenditure requirements, including those relating to the opening of new stores.

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123; (Revised 2004) (Statement 123(R)) “Share-Based Payment”, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB opinion 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair market values. The Company will adopt Statement 123(R) beginning October 1, 2006. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method could have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall cash position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income in Note 3 to the Company’s consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

Leslie’s Poolmart, Inc.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 requires that abnormal inventory costs such as abnormal freight, handling costs and spoilage be expensed as incurred rather than capitalized as part of inventory, and requires the allocation of fixed production overhead costs to be based on normal capacity. SFAS 151 is to be applied prospectively and is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company’s adoption of SFAS 151 did not have a material impact on the Company’s consolidated financial statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements have been prepared in accordance with GAAP in the United States which requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to inventory reserves, allowance for doubtful accounts, valuation allowance for the net deferred income tax asset, contingencies and litigation liabilities. The Company bases its estimates on historical experience, independent valuations, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

Revenue on retail sales is recognized upon purchase by the customer. Revenue on services, is recognized as services are performed and the fee is fixed or determinable and collection is probable. Terms are customarily “free on board” shipping point or point of sale, net of related discounts. The Company does not provide an estimated allowance for sales returns as they are deemed to be immaterial.

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

Vendor Rebates

The Company accounts for vendor rebates in accordance with Emerging Issues Task Force Issue 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. The Company recognizes consideration received from vendors at the time its obligations to purchase products or perform services have been completed. These items are recorded as a reduction of inventory until the Company sells the product, at which time such rebates reduce cost of goods sold in the statement of operations.

Leslie’s Poolmart, Inc.

Income Taxes

The Company records deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the Company expects the differences to reverse. Due to changing tax laws and state income tax rates, judgment is required to estimate the effective tax rate expected to apply to tax differences which are expected to reverse in future periods.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s Amended Loan and Security Agreement carries interest rate risk as described in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005. Amounts borrowed under this Agreement bear interest at either LIBOR plus 1.75%, or at the Company’s choice, the lender’s reference rate. Should the lenders’ base rate change, the Company’s interest expense will increase or decrease accordingly. As of December 31, 2005, $23.0 million was outstanding under this facility.

Item 4.	Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective such that the material information relating to Leslie’s, including the Company’s consolidated subsidiaries, required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and was made known to the Company’s principal executive officer and principal accounting officer during the period when this report was being prepared to allow timely decisions regarding required disclosure.

In addition, there were no changes in the Company’s internal controls during the quarter ended December 31, 2005 or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in the Company’s internal controls, and therefore there were no corrective actions taken.

Leslie’s Poolmart, Inc.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is routinely involved in legal proceedings related to the ordinary course of its business; however, it is currently not a party to any material legal proceedings. Management does not believe any current legal proceedings will have a material adverse effect on the Company.

Item 1A.	Risk Factors.

Certain factors exist which may affect Leslie’s business and could cause actual results to differ materially from those expressed in any forward-looking statements. The Company has not experienced any material changes from those risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005.

Item 4.	Submission of Matters to a Vote of Security Holders

On October 25, 2005, action was taken by written consent of a majority of the stockholders of Leslie’s Poolmart, Inc. to approve and authorize the 2005 Stock Option Plan (the “Plan”). Pursuant to the Plan, the Company may grant key employees and consultants options to purchase up to 1,300,000 shares of the Company’s common stock, par value $0.001.

Item 6.	Exhibits

10.1	2005 Stock Option Plan (previously filed as Exhibit 10.23 to the Annual Report on Form 10-K filed on December 20, 2005).

10.2	Amendment dated as of October 25, 2005 to the Stockholders Agreement (previously filed as Exhibit 10.3 to the Annual Report on Form 10-K filed on December 20, 2005).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LESLIE’S POOLMART, INC.

By:	/s/ Lawrence H. Hayward
Lawrence H. Hayward
President and
Chief Executive Officer

Date: February 14, 2006

By:	/s/ Steven L. Ortega
Steven L. Ortega
Executive Vice-President and
Chief Financial Officer

Date: February 14, 2006