Form 10-Q
period 2006-04-01
LESLIES POOLMART INC
filed 2006-05-15
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 1, 2006

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

Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding at May 15, 2006 was 40,135,000 shares.

LESLIE’S POOLMART, INC.

AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended April 1, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Leslie’s Poolmart, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share information)

	April 1, 2006	October 1, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,761	$2,172
Accounts and other receivables, net	7,162	11,691
Inventories	95,656	60,925
Prepaid expenses and other current assets	3,223	2,058
Deferred tax assets	15,505	7,618

Total current assets	125,307	84,464
Property, plant and equipment, net	36,628	39,596
Intangibles, net	8,025	8,051
Deferred financing costs, net	6,676	7,184
Deferred tax assets	2,610	2,598
Other assets	506	512

Total assets	$179,752	$142,405

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$54,479	$21,321
Accrued expenses	24,220	31,637
Income taxes payable	—	7,739
Deferred tax liabilities	110	110

Total current liabilities	78,809	60,807
Revolving commitment	38,791	7,104
Other long term liabilities	9,172	7,201
Redeemable preferred stock, $0.001 par value; authorized 1,000,000 shares, issued and outstanding 41,000 Series A at April 1, 2006 and at October 1, 2005	41,000	41,000
Senior notes	168,929	168,850

Total liabilities	336,701	284,962
Commitments and contingencies
Stockholder’s deficit:
Common stock, $0.001 par value, authorized 50,000,000 shares, issued and outstanding 40,135,000 shares at April 1, 2006 and 39,975,000 at October 1, 2005	40	40
Paid-in capital	(144,081)	(144,216)
Treasury stock, 25,000 shares at cost at October 1, 2005	—	25
Retained earnings/(deficit)	(12,908)	1,644

Total stockholders’ deficit	(156,949)	(142,557)

Total liabilities and stockholders’ deficit	$179,752	$142,405

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands)

	13 Weeks Ended		26 Weeks Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Sales	$48,352	$44,836	$96,497	$85,774
Cost of merchandise sold and services sold, including warehousing and transportation expenses	22,879	23,006	48,270	44,572

Gross profit	25,473	21,830	48,227	41,202
Selling, general and administrative expenses	33,821	31,896	65,580	60,694
Unusual charges	—	16,871	—	16,871

Operating loss	(8,348)	(26,937)	(17,353)	(36,363)
Other expenses/(income):
Interest expense	5,334	4,922	10,246	8,575
Interest income	(1)	—	(73)	(4)
Other expense	—	—	193	23
Unusual charges	—	8,881	—	8,881

Total other expense	5,333	13,803	10,366	17,475

Loss before income taxes	(13,681)	(40,740)	(27,719)	(53,838)
Income tax benefit	(7,971)	(15,890)	(13,167)	(20,355)

(Net loss)	$(5,710)	$(24,850)	$(14,552)	$(33,483)

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	26 Weeks Ended
	April 1, 2006	April 2, 2005
Operating activities:
Net loss	$(14,552)	$(33,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,612	5,929
Preferred stock dividend and accretion	2,221	3,228
Amortization of loan fees and discounts	587	1,980
Allowance for doubtful accounts	48	183
Loss on disposition of assets	193	24
Deferred income taxes	(7,889)	(15,130)
Changes in operating assets and liabilities
Accounts and other receivables	4,481	2,187
Inventories	(34,731)	(37,754)
Prepaid expenses and other current assets	(1,165)	(1,162)
Other assets	6	(7)
Accounts payable and accrued expenses	25,491	36,673
Income taxes payable	(7,739)	(8,250)

Net cash used in operating activities	(27,447)	(45,582)

Investing activities:
Purchase of property, plant and equipment	(2,811)	(5,278)

Net cash used in investing activities	(2,811)	(5,278)

Financing activities:
Net line of credit borrowings	31,687	53,125
Preferred stock premium and discount	—	1,041
Stock option compensation	—	16,070
Proceeds from warrants and options exercised	—	4,067
Purchase of common and treasury stock	(40)	(158,467)
Proceeds from issuance of common and treasury stock, net of fees	200	39,845
Payments of deferred financing cost	—	(7,635)
Payment of long term debt	—	(55,495)
Sale of senior notes	—	168,742
Preferred stock payment	—	(64,506)
Refinance preferred stock	—	41,000

Net cash provided by financing activities	31,847	37,787

Net increase/(decrease) in cash and cash equivalents	1,589	(13,073)
Cash and cash equivalents at beginning of period	2,172	16,767

Cash and cash equivalents at end of period	$3,761	$3,694

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements (unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week and 26-week periods ended April 1, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006.

The balance sheet at April 1, 2006 has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain amounts related to income taxes have been reclassified on the October 1, 2005 balance sheet. This reclassification had no effect on net income or cash flow as previously reported.

For further information, refer to the Consolidated Financial Statements and Notes thereto included in Leslie’s Poolmart, Inc.’s Annual Report on Form 10-K for the year ended October 1, 2005.

(2) Organization and Operation

Leslie’s Poolmart, Inc., which is sometimes referred to as the “Company” or “Leslie’s” in this report, is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie’s Swimming Pool Supplies through 526 stores in 35 states, a nationwide mail order catalog, and web store. The Company also operates five distribution facilities and repackages certain bulk chemical products for retail sale. The Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the third and fourth fiscal quarters.

(3) Stock Based Compensation

The Company has adopted the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” which amends SFAS No. 123 “Accounting for Stock-Based Compensation”.

For the purpose of Statement 123(R) “Share Based Payment”, the Company is considered a “non-public entity” since it does not have equity securities trading in a public market. For “non-public entities” the effective date to adopt the complete provisions of Statement 123(R) is for fiscal years beginning after December 15, 2005. Statement 123(R) will be effective for the Company beginning October 1, 2006.

The Company has adopted the disclosure only provision of SFAS No. 123 and accordingly recognizes no compensation expense upon grant for employee stock option grants. Had compensation expense for these plans been determined consistent with SFAS No. 123, the Company’s net loss would have been increased by $9,000 and $12,000 for the 13 weeks ended April 1, 2006 and April 2, 2005, respectively, and by $15,000 and $50,000 for the 26 weeks ended April 1, 2006 and April 2, 2005, respectively.

(4) Inventories

Inventories consist of the following:

Amounts in thousands	April 1, 2006	October 1, 2005
Raw materials and supplies	$1,294	$520
Finished goods	94,362	60,405

Total Inventories	$95,656	$60,925

Leslie’s Poolmart, Inc.

(5) Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123; (Revised 2004) (Statement 123(R)) “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB opinion 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows”. Statement 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair market values. For the purpose of Statement 123(R), the Company is considered a “non-public entity” since it does not have equity securities trading in a public market. For “non-public entities” the effective date to adopt the complete provisions of Statement 123(R) is for fiscal years beginning after December 15, 2005. Statement 123(R) will be effective for the Company beginning October 1, 2006.

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

This discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with its unaudited consolidated financial statements and disclosures included elsewhere in this report, and management’s discussion and analysis of financial condition and results of operations included as part of the Company’s Annual Report on Form 10-K for the year ended October 1, 2005.

General

Leslie’s Poolmart, Inc. (the “Company” or “Leslie’s”) is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company markets its products through 526 Company-owned stores in 35 states; a nationwide mail order catalog; and the Internet. Leslie’s is vertically integrated, operating a chemical repackaging facility in Ontario, California and a specialty chemical repackaging facility in Hebron, Kentucky. The Company supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Swedesboro, New Jersey; Hebron, Kentucky; and Orlando, Florida.

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

Leslie’s Poolmart, Inc.

Results of Operations

Net Sales. Net sales for the 13 weeks ended April 1, 2006 were $48.4 million compared to $44.8 million for the 13 weeks ended April 2, 2006. The 7.8% increase was due to improved comparable store sales coupled with an increase in store count, with 526 stores in 2006 versus 494 stores in 2005. During the quarter, the Company opened 15 new stores. Comparable store sales for the 13 weeks ended April 1, 2006 increased 1.0% as compared to the 13 weeks ended April 2, 2005. Comparable store sales for the 26 weeks ended April 1, 2006 increased 6.3% as compared to the 26 weeks ended April 2, 2005. The comparable store sales increase was primarily due to favorable weather conditions in most of the Company’s markets. The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a recognized measure of financial performance under accounting principles generally accepted in the United States (“GAAP”). Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

Gross Profit. Gross profit for the 13 weeks ended April 1, 2006 was $25.5 million compared to $21.8 million for the 13 weeks ended April 2, 2005. As a percentage of sales, gross profit was 52.7% for the second quarter of fiscal 2006 compared to 48.7% for the second quarter of fiscal 2005. Gross profit dollars improved primarily due to the increase in sales associated with the increased store count and expanded margins on inventory that had been purchased earlier in the year in anticipation of market increases. For the 26 weeks ended April 1, 2006, gross profit was $48.2 million compared to $41.2 million for the 26 weeks ended April 2, 2005. As a percentage of sales, gross profit for the 26 weeks was 50.0% for the second quarter of fiscal 2006 compared to 48.0% for the second quarter of fiscal 2005.

Operating and Administrative Expense. Operating and administrative expense for the 13 weeks ended April 1, 2006, were $33.8 million compared to $48.8 million for the 13 weeks ended April 2, 2005. Operating expense dollars decreased during the second quarter of 2006 due to primarily to a $16.9 million unusual charge for merger expenses which was recorded in the quarter ended April 2, 2005. This decrease was offset by increases in occupancy and other related costs associated with the increased store count as compared to the second quarter of 2005. For the 26 weeks ended April 1, 2006, operating expenses were $65.6 million, as compared to $77.6 million in the prior year.

Operating Loss. Operating loss for the 13 weeks ended April 1, 2006 improved by $18.6 million, from a loss of $26.9 million during the 13 weeks ended April 2, 2005 to an operating loss of $8.3 million for the 13 weeks ended April 1, 2006. Operating results for the 13 weeks ended April 1, 2006 improved primarily due to the increases in sales and related gross profit achieved during the quarter as well as a favorable comparison to the unusual charge for merger expenses recorded in 2005. The operating loss for the 26 weeks ended April 1, 2006 improved by $19.0 million, from a loss of $36.4 million during the 26 weeks ended April 2, 2005 to an operating loss of $17.4 million for the 26 weeks ended April 1, 2006.

Other Income and Expense. Net interest expense was $5.3 million for the 13 weeks ended April 1, 2006 compared to $4.9 million for the 13 weeks ended April 2, 2005. For the 26 weeks ended April 1, 2006, the net interest expense was $10.2 million versus $8.6 million in the prior year. The increase in interest expense was due to the increase in average debt balances in the quarter and the year to date.

Unusual Charge. During the second quarter of 2005, the Company recorded an unusual non-operating charge of $8.9 million for expenses related to a merger transaction. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Leslie’s Poolmart, Inc.’s Annual Report on Form 10-K for the year ended October 1, 2005.

Income Taxes. The Company’s income tax benefit for the 13 weeks ended April 1, 2006 was $8.0 million, or an effective rate of 58.3%, as compared to a $15.9 million benefit, or an effective rate of 39.0% for the 13 weeks ended April 2, 2005. The effective rate of the income tax benefit is higher in fiscal 2006 due to an adjustment to reflect a quarterly provision in line with the Company’s estimated annual effective rate. For the 26 weeks ended April 1, 2006, the income tax benefit was $13.2 million, or an effective rate of 47.5 % versus $20.4 million, or an effective rate of 37.8 % in the prior year. The Company estimates that its effective rate for the fiscal year ending September 30, 2006 will be 47.5%, consistent with the effective rate for the 26 weeks ended April 1, 2006

Adjusted EBITDA. The Adjusted EBITDA loss for the 13 weeks ended April 1, 2006 was $5.6 million compared to an Adjusted EBITDA loss of $7.1 million for the 13 weeks ended April 2, 2005. For the 26 weeks ended April 1, 2006, Adjusted EBITDA loss was $11.7 million compared to an Adjusted EBITDA loss of $13.6 million for the 26 weeks ended April 2, 2005.

Leslie’s Poolmart, Inc.

Adjusted EBITDA is determined as follows (1):

	13 Weeks Ended		26 Weeks Ended
Amounts in thousands	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Net loss as reported	$(5,710)	$(24,850)	$(14,552)	$(33,483)
Depreciation	2,767	2,980	5,612	5,929
Interest expense, net	5,333	4,922	10,173	8,571
Loss on disposition of assets	—	—	193	23
Income tax benefit	(7,971)	(15,890)	(13,167)	(20,355)
Unusual charges	—	25,752	—	25,752

Adjusted EBITDA loss	$(5,581)	$(7,086)	$(11,741)	$(13,563)

(1)	Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, and unusual charges. Adjusted EBITDA is not a recognized measure of financial performance under GAAP, but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data all of which are prepared in accordance with GAAP. The Company has presented Adjusted EBITDA solely as supplemental disclosure because the Company believes it allows for a more complete analysis of results of operations and may present a better measure of liquidity for those charges that are not anticipated to be incurred in the future. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

Financial Condition, Liquidity and Capital Resources

Changes in Financial Condition. During the 26 weeks between October 1, 2005 and April 1, 2006, total current assets increased by $40.8 million primarily as the result of a $34.7 million increase in inventory during the period. Inventory increases are expected during this period as the Company prepares for its peak-selling season.

During the same period, current liabilities increased by $18.0 million due primarily to the increase in accounts payable of $33.2 million, as a result of the additional purchases of inventory. The increase in accounts payable was offset by reductions in accrued expenses and income taxes payable. The reduction in accrued expenses is primarily due to the payment of the management bonus liability during the period.

Liquidity and Capital Resources. On January 25, 2005, the Company amended its existing credit facility with a financial institution to provide for the extension by the lender of revolving loans and other financial accommodations in an aggregate principal amount of $75.0 million. The Company’s obligations under the amended credit facility are secured by a lien on substantially all of the Company’s assets. At the lender’s discretion, an over-advance facility of $10.0 million may be available to the Company from September 30, 2006 through March 31, 2007. Funds borrowed under the revolving credit portion of the Company’s credit facility are restricted to working capital and general corporate purposes, which includes capital expenditures. The level of borrowings under the Company’s credit facility is dependent primarily upon cash flows from operations, the timing of disbursements, long-term borrowing activity and capital expenditure requirements. As of April 1, 2006, $38.8 million was outstanding on this facility.

Net cash used by operating activities was $27.4 million for the 26 weeks ended April 1, 2006 compared to net cash used by operating activities of $45.6 million for the same 26 week period in the prior year.

Capital expenditures for the 26 weeks ended April 1, 2006 were $2.8 million. The Company expects to incur capital expenditures between $12.0 and $13.0 million in fiscal 2006, primarily for the purpose of opening new stores.

Leslie’s Poolmart, Inc.

It is anticipated that the balance of 2006 capital expenditures will be funded out of cash provided by operations and borrowings under the credit facility.

Net cash provided by financing activities for the 26 weeks ended April 1, 2006 was $31.8 million compared to $37.8 million in the prior year. The decrease was due to lower borrowings drawn against the Company’s revolving credit facility as compared to the prior year.

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

Leslie’s Poolmart, Inc.

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

The Company’s Amended Loan and Security Agreement carries interest rate risk as described in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005. Amounts borrowed under this Agreement bear interest at either LIBOR plus 1.75%, or at the Company’s choice, the lender’s reference rate. Should the lenders’ base rate change, the Company’s interest expense will increase or decrease accordingly. As of April 1, 2006, $38.8 million was outstanding under this facility.

Item 4.	Controls and Procedures

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

In addition, there were no changes in the Company’s internal controls during the quarter ended April 1, 2006 or in other factors that could significantly affect these controls subsequent to the Evaluation Date. The Company has not identified any significant deficiencies or material weaknesses in the Company’s internal controls, and therefore there were no corrective actions taken.

Leslie’s Poolmart, Inc.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is routinely involved in legal proceedings related to the ordinary course of its business; however, it is currently not a party to any material legal proceedings. Management does not believe any current legal proceedings will have a material adverse effect on the Company.

Item 1A.	Risk Factors

Certain factors exist which may affect Leslie’s business and could cause actual results to differ materially from those expressed in any forward-looking statements. The Company has not experienced any material changes from those risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

On February 28, 2006, Steven L. Ortega, Executive Vice President and Chief Financial Officer, purchased 200,000 shares of the Company’s Common Stock for a purchase price of $1.00 per share for an aggregate cash payment of $200,000. The stock purchase was contemplated by Mr. Ortega’s Executive Employment Agreement dated April 18, 2005 and amended July 1, 2005 and previously filed as Exhibit 10.1 to the quarterly report on Form 10-Q filed with the Securities Exchange Commission on August 12, 2005.

The Company did not directly or indirectly pay any commission or remuneration to any person in connection with the sale and issued and sold the Common Stock in reliance upon the exemption afforded by the provisions of Rule 506 of the Securities Act of 1933, as amended.

Item 5.	Other Information

On April 12, 2006, the Company promoted Michael L. Hatch, 52, to the newly created position of Executive Vice President and Chief Operating Officer of the Company.

Mr. Hatch had been Senior Vice President, Merchandising and Marketing of the Company since November 2000 and has more than 30 years of experience in the retail industry. Most recently, Mr. Hatch was the President of ABCO Desert Markets, located in Phoenix, Arizona. From 1996 to 1999 he was employed by Smiths Food and Drug where he held various positions including Senior Vice President and Southwest Manager and Vice President of Sales, Merchandising and Marketing. From 1970 to 1996, Mr. Hatch held various senior management positions at Smitty’s Super Valu, Inc. located in Phoenix, Arizona, which later merged with Smith’s Food and Drug. As Executive Vice President and Chief Operating Officer, Mr. Hatch’s base salary will be $230,000, and he will be eligible to participate in the Company’s Management Incentive Bonus Plan.

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LESLIE’S POOLMART, INC.

By:	/s/ Lawrence H. Hayward
Lawrence H. Hayward President and Chief Executive Officer

Date: May 15, 2006

By:	/s/ Steven L. Ortega
Steven L. Ortega Executive Vice-President and Chief Financial Officer

Date: May 15, 2006