Form 10-Q
period 2006-07-01
LESLIES POOLMART INC
filed 2006-08-14
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 1, 2006

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding at August 10, 2006 was 40,075,000 shares.

LESLIE’S POOLMART, INC.

AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended July 1, 2006

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Leslie’s Poolmart, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share information)

	July 1, 2006	October 1, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,742	$2,172
Accounts and other receivables, net	10,188	11,691
Inventories	83,526	60,925
Prepaid expenses and other current assets	3,639	2,058
Deferred tax assets	6,875	7,618

Total current assets	137,970	84,464
Property, plant and equipment, net	38,834	39,596
Intangibles, net	8,020	8,051
Deferred financing costs, net	6,422	7,184
Deferred tax assets	2,610	2,598
Other assets	363	512

Total assets	$194,219	$142,405

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$55,832	$21,321
Accrued expenses	39,775	31,637
Income taxes payable	11,930	7,739
Deferred tax liabilities	110	110

Total current liabilities	107,647	60,807
Revolving commitment	—	7,104
Other long term liabilities	10,731	7,201
Redeemable preferred stock, $0.001 par value; authorized 1,000,000 shares, issued and outstanding 41,000 Series A at July 1, 2006 and at October 1, 2005	41,000	41,000
Senior notes	168,914	168,850

Total liabilities	328,292	284,962
Commitments and contingencies
Stockholder’s deficit:
Common stock, $0.001 par value, authorized 50,000,000 shares, issued and outstanding 40,075,000 shares at July 1, 2006 and 39,975,000 at October 1, 2005	40	40
Paid-in capital	(144,081)	(144,216)
Treasury stock, 60,000 shares at cost at July 1, 2006 and 25,000 shares at cost at October 1, 2005	(189)	(25)
Retained earnings	10,157	1,644

Total stockholders’ deficit	(134,073)	(142,557)

Total liabilities and stockholders’ deficit	$194,219	$142,405

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands)

	13 Weeks Ended		39 Weeks Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Sales	$198,114	$173,343	$294,611	$259,117
Cost of merchandise sold and services sold, including warehousing and transportation expenses	99,678	87,425	147,948	131,997

Gross profit	98,436	85,918	146,663	127,120
Selling, general and administrative expenses	49,801	44,916	115,381	105,610
Unusual charges	—	1,117	—	17,988

Operating income	48,635	39,885	31,282	3,522
Other expenses/(income):
Interest expense	4,970	5,285	15,216	13,860
Interest income	(66)	—	(139)	(4)
Other expense/(gains)	(203)	11	(10)	34
Unusual charges	—	—	—	8,881

Total other expense	4,701	5,296	15,067	22,771

Earnings/(loss) before income taxes	43,934	34,589	16,215	(19,249)
Income tax expense/(benefit)	20,869	14,353	7,702	(6,002)

Net income/(loss)	$23,065	$20,236	$8,513	$(13,247)

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	39 Weeks Ended
	July 1, 2006	July 2, 2005
Operating activities:
Net income/(loss)	$8,513	$(13,247)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	8,976	8,802
Preferred stock dividend and accretion	3,373	4,272
Amortization of loan fees and discounts	826	2,385
Allowance for doubtful accounts	149	387
Loss/(gain) on disposition of assets	(10)	34
Deferred income taxes	731	(1,965)
Changes in operating assets and liabilities:
Accounts and other receivables	1,354	(4,793)
Inventories	(22,601)	(34,222)
Prepaid expenses and other current assets	(1,581)	(1,088)
Other assets	149	(36)
Accounts payable and accrued expenses	42,806	50,179
Income taxes payable	4,191	(8,250)

Net cash provided by operating activities	46,876	2,458

Investing activities:
Purchase of property, plant and equipment	(8,402)	(9,491)
Proceeds from disposition of property	229	10

Net cash used in investing activities	(8,173)	(9,481)

Financing activities:
Net line of credit borrowings	(7,104)	11,502
Preferred stock premium and discount	—	1,041
Stock option compensation	—	16,070
Proceeds from warrants and options exercised	—	4,067
Purchase of common and treasury stock	(229)	(158,984)
Proceeds from issuance of common and treasury stock, net of fees	200	39,828
Payments of deferred financing cost	—	(7,910)
Payment of long term debt	—	(55,495)
Sale of senior notes	—	168,742
Preferred stock payment	—	(64,506)
Refinance preferred stock	—	41,000

Net cash used in financing activities	(7,133)	(4,645)

Net increase/(decrease) in cash and cash equivalents	31,570	(11,668)
Cash and cash equivalents at beginning of period	2,172	16,767

Cash and cash equivalents at end of period	$33,742	$5,099

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements (unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week and 39-week periods ended July 1, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006.

The balance sheet at July 1, 2006 has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain amounts related to income taxes have been reclassified on the October 1, 2005 balance sheet. This reclassification had no effect on net income or cash flow as previously reported.

For further information, refer to the Consolidated Financial Statements and Notes thereto included in Leslie’s Poolmart, Inc.’s Annual Report on Form 10-K for the year ended October 1, 2005.

(2) Organization and Operation

Leslie’s Poolmart, Inc., which is sometimes referred to as the “Company” or “Leslie’s” in this report, is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie’s Swimming Pool Supplies through 537 stores in 35 states, a nationwide mail order catalog, and web store. The Company also operates five distribution facilities and repackages certain bulk chemical products for retail sale. The Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the third and fourth fiscal quarters.

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

The Company has adopted the disclosure only provision of SFAS No. 123 and accordingly recognizes no compensation expense upon grant for employee stock option grants. Had compensation expense for these plans been determined consistent with SFAS No. 123, the Company’s net income/(loss) would have been decreased by $9,000 and $0 for the 13 weeks ended July 1, 2006 and July 2, 2005, respectively, and by $24,000 and $50,000 for the 39 weeks ended July 1, 2006 and July 2, 2005, respectively.

(4) Inventories

Inventories consist of the following:

Amounts in thousands	July 1, 2006	October 1, 2005
Raw materials and supplies	$1,573	$520
Finished goods	81,953	60,405

Total Inventories	$83,526	$60,925

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method could have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall cash position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income in Note 3. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” and must be adopted by the Company no later than September 30, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its tax returns. The Company has not evaluated the impact of adopting FIN 48, but presently anticipates that its adoption will not have a material effect on the Company’s financial statements.

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

General

Leslie’s Poolmart, Inc. (the “Company” or “Leslie’s”) is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company markets its products through 537 Company-owned stores in 35 states; a nationwide mail order catalog; and the Internet. Leslie’s is vertically integrated, operating a chemical repackaging facility in Ontario, California and a specialty chemical repackaging facility in Hebron, Kentucky. The Company supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Swedesboro, New Jersey; Hebron, Kentucky; and Orlando, Florida.

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

Leslie’s Poolmart, Inc.

Results of Operations

Net Sales. Net sales for the 13 weeks ended July 1, 2006 were $198.1 million compared to $173.3 million for the 13 weeks ended July 2, 2005. The 14.3% increase was due to improved comparable store sales coupled with an increase in store count, with 537 stores in 2006 versus 514 stores in 2005. During the quarter, the Company opened 15 new stores and closed 2 stores. Comparable store sales for the 13 weeks ended July 1, 2006 increased 10.7% as compared to the 13 weeks ended July 2, 2005. Comparable store sales for the 39 weeks ended July 1, 2006 increased 9.2% as compared to the 39 weeks ended July 2, 2005. The comparable store sales increase was primarily due to favorable weather conditions in most of the Company’s markets. The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a recognized measure of financial performance under accounting principles generally accepted in the United States (“GAAP”). Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

Gross Profit. Gross profit for the 13 weeks ended July 1, 2006 was $98.4 million compared to $85.9 million for the 13 weeks ended July 2, 2005. As a percentage of sales, gross profit was 49.7% for the third quarter of fiscal 2006 compared to 49.6% for the third quarter of fiscal 2005. Gross profit dollars improved primarily due to the increase in sales associated with the increased store count and expanded margins on inventory that had been purchased earlier in the year in anticipation of market increases. For the 39 weeks ended July 1, 2006, gross profit was $146.7 million compared to $127.1 million for the 39 weeks ended July 2, 2005. As a percentage of sales, gross profit for the 39 weeks of fiscal 2006 was 49.8%, compared to 49.1% for the 39 weeks of fiscal 2005.

Operating and Administrative Expense. Operating and administrative expense for the 13 weeks ended July 1, 2006, was $49.8 million compared to $46.0 million for the 13 weeks ended July 2, 2005. Operating expense dollars increased during the third quarter of 2006 due primarily to increases in occupancy and other related costs associated with the increased store count as compared to the third quarter of 2005. For the 39 weeks ended July 1, 2006, operating expenses were $115.4 million, as compared to $123.6 million in the prior year. Operating expense dollars decreased during the 39 weeks of 2006 primarily due to a $18.0 million unusual charge for merger expenses which was recorded in the 39 week period ended July 2, 2005.

Operating Income. Operating income for the 13 weeks ended July 1, 2006 improved by $8.8 million, from $39.9 million during the 13 weeks ended July 2, 2005 to $48.6 million for the 13 weeks ended July 1, 2006. The operating income for the 39 weeks ended July 1, 2006 improved by $27.8 million, from $3.5 million during the 39 weeks ended July 2, 2005 to $31.3 million for the 39 weeks ended July 1, 2006. Operating results for the 13 weeks ended July 1, 2006 and for the 39 weeks ended July 1, 2006 improved from the respective periods of fiscal 2005 primarily due to the increases in sales and related gross profit achieved during the quarter as well as a favorable comparison to the unusual charge for merger expenses recorded in 2005.

Other Income and Expense. Net interest expense was $4.9 million for the 13 weeks ended July 1, 2006 compared to $5.3 million for the 13 weeks ended July 2, 2005. For the 39 weeks ended July 1, 2006, the net interest expense was $15.1 million versus $13.9 million in the prior year. The increase in interest expense was due to the increase in average debt balances in the year to date.

Unusual Charge. During fiscal 2005, the Company recorded an unusual non-operating charge of $8.9 million for expenses related to a merger transaction. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Leslie’s Poolmart, Inc.’s Annual Report on Form 10-K for the year ended October 1, 2005.

Income Taxes. The Company’s income tax expense for the 13 weeks ended July 1, 2006 was $20.9 million, or an effective rate of 47.5%, as compared to a $14.4 million expense, or an effective rate of 41.5% for the 13 weeks ended July 2, 2005. The effective rate of the income tax provision is higher in fiscal 2006 due to an adjustment to reflect a quarterly provision in line with the Company’s estimated annual effective rate. For the 39 weeks ended July 1, 2006, the income tax expense was $7.7 million, or an effective rate of 47.5 % versus a benefit of $6.0 million, or an effective rate of 31.2 % in the prior year. The Company estimates that its effective rate for the fiscal year ending September 30, 2006 will be 47.5%, consistent with the effective rate for the 39 weeks ended July 1, 2006.

Adjusted EBITDA. The Adjusted EBITDA for the 13 weeks ended July 1, 2006 was $52.0 million compared to an Adjusted EBITDA of $43.9 million for the 13 weeks ended July 2, 2005. For the 39 weeks ended July 1, 2006, Adjusted EBITDA was $40.3 million compared to an Adjusted EBITDA of $30.3 million for the 39 weeks ended July 2, 2005. The increase in Adjusted EBITDA was primarily due to the increases in sales and related gross profit achieved during the quarter as well as a favorable comparison to the unusual charge for merger expenses recorded in 2005.

Leslie’s Poolmart, Inc.

Adjusted EBITDA is determined as follows (1):

	13 Weeks Ended		39 Weeks Ended
Amounts in thousands	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net income/(loss) as reported	$23,065	$20,236	$8,513	$(13,247)
Depreciation and amortization	3,364	2,873	8,976	8,802
Interest expense, net	4,904	5,285	15,077	13,856
Loss/(gain) on disposition of assets	(203)	11	(10)	34
Income tax expense/(benefit)	20,869	14,353	7,702	(6,002)
Unusual charges	—	1,117	—	26,869

Adjusted EBITDA	$51,999	$43,875	$40,258	$30,312

(1)	Adjusted EBITDA is defined as earnings before interest (including amortization of debt costs), taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, and unusual charges. Adjusted EBITDA is not a recognized measure of financial performance under GAAP, but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data all of which are prepared in accordance with GAAP. The Company has presented Adjusted EBITDA solely as supplemental disclosure because the Company believes it allows for a more complete analysis of results of operations and may present a better measure of liquidity for those charges that are not anticipated to be incurred in the future. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

Financial Condition, Liquidity and Capital Resources

Changes in Financial Condition. During the 39 weeks between October 1, 2005 and July 1, 2006, total current assets increased by $53.5 million. Inventories increased by $22.6 million during the period as the Company opened new stores and required the inventory support during its peak-selling season. The remaining increases were in the Company’s cash accounts which increased by $31.6 million, principally due to higher net income and lower requirements for working capital.

During the same period, current liabilities increased by $46.8 million due primarily to the increase in accounts payable of $34.5 million, as a result of the additional purchases of inventory. Current liabilities also increased due to higher accrued expenses of $8.1 related to increases in the Company’s insurance programs, sales taxes, and interest payable. Income taxes payable increased by $4.2 million during the period due to higher taxable income.

Liquidity and Capital Resources. On January 25, 2005, the Company amended its existing credit facility with a financial institution to provide for the extension by the lender of revolving loans and other financial accommodations in an aggregate principal amount of $75.0 million. The Company’s obligations under the amended credit facility are secured by a lien on substantially all of the Company’s assets. At the lender’s discretion, an over-advance facility of $10.0 million may be available to the Company from September 30, 2006 through March 31, 2007. Funds borrowed under the revolving credit portion of the Company’s credit facility are restricted to working capital and general corporate purposes, which includes capital expenditures. The level of borrowings under the Company’s credit facility is dependent primarily upon cash flows from operations, the timing of disbursements, long-term borrowing activity and capital expenditure requirements. As of July 1, 2006, no balance was outstanding on this facility.

Leslie’s Poolmart, Inc.

Net cash provided by operating activities was $46.9 million for the 39 weeks ended July 1, 2006 compared to net cash provided by operating activities of $2.5 million for the same 39 week period in the prior year principally due to higher net income results and lower requirements for working capital.

Capital expenditures for the 39 weeks ended July 1, 2006 were $8.4 million. The Company expects to incur capital expenditures between $11.0 and $12.0 million in fiscal 2006, primarily for the purpose of opening new stores. It is anticipated that the balance of 2006 capital expenditures will be funded out of cash provided by operations.

Net cash used in financing activities for the 39 weeks ended July 1, 2006 was $7.1 million compared to $4.6 million in the prior year. The increase was due to payments for borrowings drawn against the Company’s revolving credit facility as compared to the prior year, offset by the effects of the merger transaction which occurred in January 2005.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” and must be adopted by the Company no later than September 30, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its tax returns. The Company has not evaluated the impact of adopting FIN 48, but presently anticipates that its adoption will not have a material effect on the Company’s financial statements.

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

The Company’s Amended Loan and Security Agreement carries interest rate risk as described in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005. Amounts borrowed under this Agreement bear interest at either LIBOR plus 1.75%, or at the Company’s choice, the lender’s reference rate. Should the lenders’ base rate change, the Company’s interest expense will increase or decrease accordingly. As of July 1, 2006, no balance was outstanding under this facility.

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

In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended July 1, 2006 or in other factors that has materially affected, or is likely to materially affect the Company’s internal control over financial reporting. The Company has not identified any significant deficiencies or material weaknesses in the Company’s internal control over financial reporting, and therefore there were no corrective actions taken.

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

Item 2.	Unregistered Sales of Securities and Use of Proceeds

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LESLIE’S POOLMART, INC.

By:	/s/ Lawrence H. Hayward
Lawrence H. Hayward
President and Chief Executive Officer

Date: August 14, 2006

By:	/s/ Steven L. Ortega
Steven L. Ortega
Executive Vice-President and Chief Financial Officer

Date: August 14, 2006