Form 10-K
period 2006-09-30
LESLIES POOLMART INC
filed 2006-12-21
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2006

or

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

The Number of Shares of Common Stock outstanding as of December 20, 2006 was 40,045,000.

LESLIE’S POOLMART, INC.

For the Fiscal Year Ended September 30, 2006

Leslie’s Poolmart, Inc.

PART I

ITEM 1. BUSINESS

Leslie’s Poolmart, Inc. (“Leslie’s” or the “Company”) is the leading national specialty retailer of swimming pool supplies and related products. These products primarily consist of regularly purchased, non-discretionary pool maintenance items such as chemicals, equipment, cleaning accessories and parts, and also include fun, safety and fitness-oriented recreational items. The Company currently markets its products under the trade name Leslie’s Swimming Pool Supplies through 541 company-owned retail stores in 35 states, mail order catalogs sent to selected pool owners nationwide, and an internet web store.

The Company provides its customers a comprehensive selection of high quality products, competitive every day low prices and superior customer service through knowledgeable and responsive sales personnel who offer a high level of technical assistance at convenient store locations. The typical Leslie’s store is located in an area with high concentrations of swimming pools and approximates 3,800 square feet of space. The typical store is located either in a strip center or on a freestanding site in an area of heavy retail activity, and draws its customers primarily from an approximately five-mile trade area. The Company maintains a proprietary mailing list of approximately 6.3 million addresses, including approximately 90% of the residential in-ground pools in the U.S. This highly focused list of target customers is central to the Company’s direct mail marketing efforts, which supports its retail stores, mail order operations and web store.

The Company was incorporated as a Delaware corporation in 1997. The Company’s principal executive offices are located at 3925 E. Broadway Road, Suite 100, Phoenix, Arizona 85040, and the telephone number at that address is (602) 366-3999. Leslie’s corporate website address is www.lesliespool.com.

See Item 8, Financial Statements and Supplementary Data, for financial information.

Swimming Pool Supply Industry

We market our products and services in the estimated $5.0 billion U.S. swimming pool and spa supply industry, which can be divided into four major segments: residential in-ground pools, residential above-ground pools, commercial pools and spas or hot tubs. According to market research firm P.K. Data, the installed base of residential in-ground pools, above-ground pools and spas and hot tubs in the United States has grown from just under 9 million in 1993 to over 13 million in 2004, and is projected to grow to over 15.9 million by 2007. Both historic and new pool unit growth is highly correlated to macroeconomic housing trends, as approximately 60% of all in-ground swimming pools are built as part of new home construction.

Regardless of the type or size of a swimming pool, there are numerous ongoing maintenance and repair requirements associated with pool ownership. In order to keep a pool safe and sanitized, chemical treatment is required to maintain proper chemical balance, particularly in response to variables such as pool usage, precipitation and temperature. A swimming pool is chemically balanced when the disinfectant, pH, alkalinity, hardness and dissolved solids are at the desired levels. The majority of swimming pool owners use chlorine to disinfect their pools. When the pool is chemically balanced, problems such as algae, mineral and salt saturation, corrosive water, staining, eye irritation and strong chlorine smell are less likely to occur. A regular testing and maintenance routine will result in a stable and more easily maintained pool. However, regardless of how well appropriate levels of chlorine are maintained, “shocking” is periodically required to break up the contaminants which invariably build up in the pool water. To accomplish this, the pool owner can either superchlorinate the pool or use a nonchlorinated oxidizing compound. The maintenance of proper chemical balance and the related upkeep and repair of swimming pool equipment, such as pumps, heaters, and filters, as well as safety equipment, create a non-discretionary demand for pool chemicals and other swimming pool supplies and services. Further, non-usage considerations such as a pool’s appearance and the overall look of a household and yard create an ongoing demand for these maintenance related supplies. In addition, pool usage creates demand for discretionary items such as floats, games and accessories.

Leslie’s Poolmart, Inc.

The swimming pool supply industry can be divided into four major segments by pool type: residential in-ground swimming pools, residential above-ground swimming pools (usually 12 to 24 feet in diameter), commercial swimming pools and spas or hot tubs. The Company’s historical strategy was to focus primarily on the residential in-ground pool owner. In recent years, the Company has expanded its activities to more aggressively address the commercial, above-ground and spa markets as well. In the residential categories, the Company markets its products primarily to the “do-it-yourself” market as opposed to those pool owners who hire pool servicers. Through its commercial business, products and services are offered to commercial property managers, non-residential pool installers, as well as to pool service companies which maintain either residential or commercial pools.

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

Products

Leslie’s offers its customers a comprehensive selection of products necessary to satisfy their swimming pool supply needs. During 2006, the Company stocked approximately 1,400 items in each store, with more than 30,000 additional items available through its other channels of distribution and special order processes. In 2006, approximately 750 items were displayed in the Company’s residential mail order catalogs, approximately 2,300 items were offered through the Company’s web store and 1,400 items were in the commercial catalog, although special order procedures make nearly all Leslie’s products available to these customers as well. In fiscal year 2006, Leslie’s brand name products accounted for 37% of the Company’s total sales.

The Company’s major product categories are pool chemicals; major equipment; cleaning and testing equipment; safety equipment; pool covers, reels, and liners; above-ground pools in a limited number of stores; and recreational items (which include swimming pool floats, games, lounges, masks, fins, snorkels and other “impulse purchase” items).

Non-discretionary and regularly consumed products such as pool chemicals, major equipment and parts represented 83% of total sales in fiscal year 2006. The Company’s non-discretionary products typically have long shelf lives and are generally not prone to either obsolescence or shrinkage which could occur from changing technology or consumer buying patterns.

Channels of Distribution

Retail Store Operations. At the end of fiscal year 2006, Leslie’s marketed its products through 541 retail stores in 35 states under the trade name Leslie’s Swimming Pool Supplies. California represents its single largest concentration of stores with 120, while 96 stores are located in Texas, and over 100 stores are in the northeast/mid-Atlantic states. Leslie’s retail stores are located in areas with high concentrations of swimming pools and typically are approximately 3,800 square feet in size. In addition to the store manager, the typical Leslie’s store employs one assistant manager, who is generally a full-time employee. Additionally, Leslie’s makes frequent use of part-time and temporary employees to support its full-time employees during peak seasons. During 2006, the Company had 6 regional vice presidents and 35 district managers. Each district manager was responsible for approximately 15 stores.

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

Marketing

The majority of the Company’s marketing is done on a direct mail basis through its proprietary mailing list of approximately 6.3 million addresses at which, primarily, residential pools are located. Leslie’s has found that its ability to mail directly to this highly focused group is an effective and efficient way to conduct its marketing activities to both retail store and mail order customers. The Company constantly updates its address list through proprietary research techniques and in-store customer sign-ups.

Addresses on the Company’s proprietary list that are located within a specified service area of a retail store receive circulars once or twice per month from late March or early April through September or, selectively, through October. As a regular part of Leslie’s promotional activities, each mailer highlights specific items which are intended to increase store traffic, and reinforces to the customer the advantages of shopping at Leslie’s, which include everyday low pricing, knowledgeable employees, a high level of customer service, and a broad selection of high quality products. Addresses outside the Company’s store service areas, and recently active mail order customers within those service areas, receive the Company’s mail order catalogs. The Company also markets through online channels using its proprietary database, search engines and other online media. The Company utilizes local print media when it enters a new market, and does so regularly in connection with its above-ground pool sales markets. New store openings typically involve additional advertising in the first two to three months of operation.

Purchasing

Leslie’s management believes that because it is one of the largest purchasers of swimming pool supplies for retail sales in the United States, the Company is able to obtain very favorable pricing on its purchases from outside suppliers. Most raw materials and those products not repackaged by the Company are purchased directly from manufacturers. It is common in the swimming pool supply industry for certain manufacturers to offer extended dating terms on certain products to quantity purchasers such as Leslie’s. These dating terms are typically available to the Company for pre-season or early season purchases.

Leslie’s Poolmart, Inc.

The Company’s principal chemical raw materials and granular chlorine compounds are purchased primarily from three suppliers. At the end of fiscal year 2006, the Company extended a multi-year product purchase agreement with a major producer of one of the principal chlorine compounds, the chlorinated isocyanurates. The Company believes there are several other reliable suppliers of chlorine products in the marketplace today. Although the Company has one sole source supplier for a nonchlorine shocking compound, the Company believes that termination of supply would not pose any significant problems because substitute chemicals and alternate shocking techniques are available. The Company believes that reliable alternative sources of supply are available for all of its raw materials and finished products.

Vertical Integration

Leslie’s operates a plant in Ontario, California where it converts dry granular chlorine into tablet form and repackages a variety of bulk chemicals into various sized containers suitable for retail sales. Leslie’s also formulates a variety of specialty liquids, including water clarifiers, tile cleaners, algaecides and stain preventives. The chemicals the Company processes have a relatively long shelf life. Leslie’s believes that supplying its stores with chemicals from its own repackaging plant provides it with cost savings, as well as greater control over product availability and quality, as compared to non-integrated pool supply retailers. It also offers the Company greater flexibility of product sourcing and vital information when negotiating with third-party repackagers and chemical providers. The Leslie’s branded product names appear on all products processed at its repackaging plant, and on the majority of its chemical products. The Company believes it is among the largest processors of chlorine products for the swimming pool supply industry.

In connection with the operation of its four distribution centers outside of California, the Company has expanded its use of third-party chemical repackagers and its purchase of products already in end-use configurations. These products are also generally packaged under the Leslie’s brand name. The Company continually evaluates the cost effectiveness of third-party sourcing versus internal manufacturing in order to minimize its cost of goods. The Company also operates a packaging operation of specialty items at its Hebron, Kentucky distribution facility. In addition to chemicals, a variety of the Company’s other products are packaged under the Leslie’s brand name.

Distribution

In 2006, the Company distributed its products to its retail stores and to its catalog customers through its leased distribution facilities in Ontario, California; Dallas, Texas; Swedesboro, New Jersey; Hebron, Kentucky; and Orlando, Florida.

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

Leslie’s Poolmart, Inc.

Employees

As of September 30, 2006, Leslie’s employed approximately 2,200 persons. During the height of the Company’s seasonal activities in 2006, it employed approximately 3,200 persons, including seasonal and part-time store employees who generally are not employed during the off season. The Company is not subject to any collective bargaining agreements and believes its overall relationship with its employees is good.

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

The Company’s continued growth depends to a significant degree on its ability to open new stores in existing and new markets and to operate these stores on a profitable basis. To a lesser extent, the Company’s continued growth depends on increasing comparable store sales. The Company opened 37 net new stores in 2004, 41 net new stores in 2005 and 27 net new stores in 2006. We cannot assure that we will be able to open new stores in a timely manner; to hire, train and integrate employees; to continue locating and obtaining favorable store sites; and to adapt its distribution, management information and other operating systems to the extent necessary to grow in a successful and profitable manner. Further, we cannot assure that the Company’s new stores will achieve historical levels of sales or profitability. Since the Company’s new stores generally have lower operating margins following their opening than mature stores, the opening of a large number of stores could have an adverse effect on total operating margins. Additionally, the Company’s expansion plans could be adversely affected by a significant downturn in the economy and resulting decrease in new home and swimming pool construction. We expect that the Company’s quarterly results of operations will fluctuate depending on the timing and the amount of revenue contributed by new stores and, to a lesser degree, the timing of costs associated with the opening of new stores.

Our business is highly seasonal and results of operations fluctuate as a result of weather conditions.

Our business exhibits substantial seasonality which we believe is typical of the swimming pool supply industry. In general, sales and earnings are highest during the quarters ending in June and September, which represent the peak months of swimming pool use. Typically, all of the Company’s operating income is generated in these two quarters which offsets the operating losses incurred in each of the other two quarters. Our business is significantly affected by weather patterns. For example, unseasonably late warming trends can decrease the length of the pool season, and unseasonably cool weather and/or extraordinary amounts of rainfall in the peak season may decrease swimming pool use, resulting in lower maintenance needs and decreased sales.

Leslie’s Poolmart, Inc.

We may not be able to successfully compete.

Most of the Company’s competition comes from local stores or regional chains which do not typically repackage products and which generally buy products in smaller quantities. The chain store competitors include a large franchise operator of approximately 170 retail outlets in the Florida market and a limited number of other retail chains of approximately 15 to 30 stores. We compete on selected principal products with large-volume mass merchants and home centers which offer a limited selection of pool supplies as compared to us. Should mass merchants increase the breadth of their pool related product offerings, it would likely have an adverse effect on our business. There are no proprietary technologies or other significant barriers to prevent other firms from entering the swimming pool supply retail market in the future. Competition could adversely impact the Company’s sales and operating margins.

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

We operate chemical repackaging facilities in Ontario, California and Hebron, Kentucky and we store chemicals in our retail stores and in distribution facilities in Ontario, California; Dallas, Texas; Swedesboro, New Jersey; Orlando, Florida; and Hebron, Kentucky. Since some of the chemicals we repackage and store are flammable or combustible compounds, we must comply with various fire and safety ordinances. However, a release at a retail store or a fire at one of the Company’s facilities could give rise to liability claims against us. In addition, if an incident involves a repackaging or distribution facility, we might be required temporarily to use alternate sources of supply which could increase the Company’s cost of sales. We believe that we maintain adequate insurance coverage. However, due to changes in the insurance industry that have led to higher costs, we can not guarantee that we will be able to maintain adequate insurance at reasonable rates or that the Company’s insurance coverage will be adequate to cover future claims that may arise.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Leslie’s Poolmart, Inc.

ITEM 2. PROPERTIES

As of September 30, 2006, the Company operated 541 stores in 35 states. The following table sets forth information concerning the Company’s stores:

State	Number of Stores
Alabama	5
Arizona	54
Arkansas	1
California	120
Connecticut	9
Delaware	2
Florida	60
Georgia	21
Illinois	4
Indiana	6
Iowa	1
Kansas	1
Kentucky	4
Louisiana	7
Maryland	6
Massachusetts	7
Michigan	7
Mississippi	1
Missouri	8
Nebraska	1
Nevada	16
New Hampshire	2
New Jersey	21
New Mexico	2
New York	22
North Carolina	4
Ohio	10
Oklahoma	7
Pennsylvania	18
Rhode Island	1
South Carolina	3
Tennessee	6
Texas	96
Utah	1
Virginia	7

Total Stores	541

Except for 25 owned stores, the Company has leases on the remaining retail stores with lease terms expiring between 2006 and 2015. The Company’s typical lease term is five years, and in many instances, the Company has renewal options at increased rents. Four leases provide for rent contingent on sales exceeding specific amounts. No other leases require payment based on a percentage rent.

The Company’s corporate office is located in Phoenix, Arizona. The 36,000 square foot office space was leased for five years and had one five-year renewal option. During 2002, the Company renegotiated its existing lease adding approximately 16,000 square feet of space. The new lease extends the term until June 2009, and has one five-year renewal option.

The Company’s Southern California distribution center is located in a 183,000 square foot facility in Ontario, California. The Ontario facility is leased for a 10-year term, expiring in 2007 and the lease has two five-year renewal options.

Leslie’s Poolmart, Inc.

The Company’s distribution facility in Dallas, Texas contains 126,000 square feet of space. The lease of this facility was renewed in 2005 and is scheduled to expire in 2015, with one five-year option thereafter. The 131,000 square foot distribution facility in Swedesboro, New Jersey is leased for a 10-year term, expiring in 2008. The lease includes options to renew for two five-year periods. The 146,000 square foot distribution center in Covington, Kentucky is leased for a 12-year term, expiring in 2010 and provides for three five-year renewal options. The 20,500 square foot distribution center in Orlando, Florida is leased for a 5-year term, expiring in 2009 and provides for two five-year renewal options.

Leslie’s Poolmart, Inc.

ITEM 3. LEGAL PROCEEDINGS

The Company is routinely involved in legal proceedings involving claims related to the ordinary course of its business. The Company is currently not party to any material legal proceedings. The Company is named as a defendant in a purported class action lawsuit that was filed in September 2006 in Los Angeles County Superior Court. The plaintiffs are seeking damages under a claim that Leslie’s policy of obtaining personal information from customers who are returning products purchased from the Company is a violation of California Code of Civil Procedure Section 1021.5. Leslie’s is evaluating the claims made in the lawsuit and has retained class action counsel to defend the company. While the outcome of any litigation is inherently unpredictable, the Company does not believe that the ultimate resolution of any of these matters will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Leslie’s Poolmart, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public trading market for the Company’s common stock. As of December 15, 2006, there were 31 stockholders of the Company’s common stock.

We did not pay or declare dividends on our common stock during the 2006, 2005 or 2004 fiscal years and we do not presently intend to pay cash dividends in the foreseeable future.

On February 28, 2006, Steven L. Ortega, Executive Vice President and Chief Financial Officer, purchased 200,000 shares of the Company’s Common Stock for a purchase price of $1.00 per share for an aggregate cash payment of $200,000. The stock purchase was contemplated by Mr. Ortega’s Executive Employment Agreement dated April 18, 2005 and amended July 1, 2005 and previously filed as Exhibit 10.1 to the quarterly report on Form 10-Q filed with the Securities Exchange Commission on August 12, 2005. The Company did not directly or indirectly pay any commission or remuneration to any person in connection with the sale and issued and sold the Common Stock in reliance upon the exemption afforded by the provisions of Rule 506 of the Securities Act of 1933, as amended

Equity Compensation Plan Information:

The information in the following table is presented as of September 30, 2006 with respect to shares of the Company’s common stock that may be issued under our existing equity compensation plan, which has been approved by the Company’s stockholders.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,233,500	$1.91	66,500
Equity compensation plans not approved by security holders	—	—	—
Total	1,233,500	$1.91	66,500

Leslie’s Poolmart, Inc.

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

The issuances of the 40,000,000 shares of Leslie’s common stock and 41,000 shares of Leslie’s preferred stock were exempt from registration under Rule 506 of the Securities Act. The shares of Leslie’s common stock and preferred stock were issued to no more than 35 non-accredited investors. The non-accredited investors were represented by a purchaser representative. The issuance of shares of Leslie’s common and preferred stock was not accomplished through a general advertising or solicitation and the Company exercised reasonable care to ensure that the purchasers of the securities were not statutory underwriters.

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

The Amended Credit Facility

On January 25, 2005, the Company amended its existing credit facility with Wells Fargo Retail Finance, LLC to provide for the extension by the lender of revolving loans and other financial accommodations in an aggregate principal amount of $75.0 million. The Company’s obligations under the amended credit facility are secured by a lien on substantially all of the Company’s assets. In addition to the $75.0 million commitment, the total commitment was increased by $30.0 million via a temporary over-advance facility through June 30, 2005 and $20.0 million through March 31, 2006. Finally, at the lender’s discretion, an over-advance facility of $10.0 million may be available to the Company from September 30, 2006 through March 31, 2007.

Leslie’s Poolmart, Inc.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data of the Company as of and for the fiscal years ended September 30, 2006, October 1, 2005, October 2, 2004, September 27, 2003 and September 28, 2002. The fiscal year ended October 2, 2004 consists of 53 weeks, and all other fiscal years presented consist of 52 weeks. This financial data was derived from the audited historical consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements of the Company and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Fiscal Years Ended
(Dollar Amounts in Thousands)	September 30, 2006	October 1, 2005	October 2, 2004	September 27, 2003	September 28, 2002
Operating Results:
Sales	$440,565	$388,506	$356,041	$327,165	$313,311
Gross Profit	218,183	188,497	172,113	155,946	146,971
Gross Margin	49.5%	48.5%	48.3%	47.7%	46.9%
Loss on Disposition of Fixed Assets	600	703	440	497	1,332
Depreciation and Amortization	11,789	11,881	11,281	10,186	9,631
Operating Income (1)	57,400	24,608	34,232	27,656	20,073
Interest Expense, net	19,397	18,834	7,172	9,566	10,690
Net Income/(Loss) (1)	20,505	(4,422)	16,246	10,343	4,693
Balance Sheet Data:
Working Capital	43,213	23,657	33,354	15,410	34,634
Total Assets	178,855	142,405	141,169	121,472	140,862
Long-term Debt (2)	168,946	175,954	59,495	59,495	90,000
Redeemable Preferred Stock (2)	41,000	41,000	46,316	45,915	45,517
Stockholders’ Deficit (2)	(122,224)	(142,557)	(39,091)	(48,177)	(52,899)
Selected Operating Data:
Capital Expenditures	11,180	12,305	10,899	8,616	8,472
Recapitalization and Restructuring Charges(1,3)	—	26,869	—	—	1,500
Adjusted EBITDA(1,3)	69,189	54,477	45,513	37,842	31,204
Adjusted EBITDA Margin(1,2,4)	15.7%	14.0%	12.8%	11.6%	10.0%
Cash flow from Operating Activities	55,058	26,747	26,518	26,743	21,631
Cash flow used in Investing Activities	(10,950)	(12,168)	(10,281)	(8,607)	(8,452)
Cash flow used in Financing Activities (1)	(7,276)	(29,174)	(260)	(32,112)	(957)
Number of Employees	2,201	2,026	1,892	2,006	1,843
Number of Stores	541	515	474	437	410

Comparable Store Sales Growth(5)	9.2%	6.4%	3.3%	2.3%	1.9%

Leslie’s Poolmart, Inc.

(1)	During 2005 and as part of the Recapitalization, the Company recognized $26.9 million in unusual charges for the following costs associated with the transaction:

(in thousands)	2005
Unusual operating charges:
Stock and other compensation expense	$17,988

Other unusual operating charges:
Bond tender consideration and premium	3,246
Preferred stock premium	470
Miscellaneous, legal and advisory fees	2,904
Unamortized discount on preferred stock	571
Write-off debt issuance costs	1,690

Total	8,881
Total unusual charges	$26,869

In the second quarter of 2002, the Company recorded an unusual charge of $1.5 million for expenses associated with defending a class action lawsuit that was settled.
(2)	In the first quarter of 2005 and as part of the Recapitalization, the Company issued an aggregate of $170.0 million principal amount of its 7.75% Senior Notes due 2013. Further, $41.0 million of a new series of 10% senior redeemable exchangeable cumulative preferred stock was issued as part of the Recapitalization.

Leslie’s Poolmart, Inc.

(3)	Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, stock compensation expense, write-off of debt issuance costs and unusual charges. Adjusted EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”), but is used by some investors to determine a Company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a Company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data which are all prepared in accordance with GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

The calculation of Adjusted EBITDA is shown as follows:

	Fiscal Years Ended
(Amounts in Thousands)	September 30, 2006	October 1, 2005	October 2, 2004	September 27, 2003	September 28, 2002
Net income/(loss)	$20,505	$(4,422)	$16,246	$10,343	$4,693
Depreciation and amortization	11,789	11,881	11,281	10,186	9,631
Stock compensation expense	—	17,988	—	—	—
Recapitalization and restructuring expenses	—	7,191	—	—	1,500
Interest expense, net	19,397	18,834	7,172	9,566	10,690
Write-off of debt issuance costs	—	1,690	—	420	—
Loss on disposition of assets	600	703	440	497	1,332
Income tax expense/(benefit)	16,898	612	10,374	6,830	3,358

Adjusted EBITDA	$69,189	$54,477	$45,513	$37,842	$31,204

(4)	Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of sales.
(5)	The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a measure of financial performance under GAAP. Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

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

EXECUTIVE SUMMARY

Leslie’s is the leading national specialty retailer of swimming pool supplies and related products. The Company offers a broad range of products that consist of regularly purchased, non-discretionary pool maintenance items such as chemicals, equipment, cleaning accessories and parts, and also include fun, safety and fitness-oriented recreational items. The Company markets its products through 541 company-owned retail stores in 35 states and through catalogs and other offerings made available to select residential and commercial pool owners nationwide via mail order and Internet channels.

The typical Leslie’s store approximates 3,800 square feet of space, is located either in a strip center or on a freestanding site in an area of heavy retail activity, and draws its customers primarily from an approximately five-mile trade area. Of the 541 stores, the Company operates 12 commercial service center formats that average approximately 11,000 square feet of space and are located primarily in industrial type real estate space. These centers are designed to cater to the Company’s existing non-residential commercial and service customers and provide more customized service than is typically available at the other retail locations.

Results of Operations

The following table sets forth certain statements of income data expressed as a percentage of sales for the periods indicated.

	Fiscal Years Ended
	September 30, 2006	October 1, 2005	October 2, 2004
Sales	100.0%	100.0%	100.0%
Cost of sales	50.5	51.5	51.7

Gross margin	49.5	48.5	48.3
Selling, general and administrative expense	36.5	37.6	38.7
Recapitalization expense	—	4.6	—

Operating income	13.0	6.3	9.6
Other expense	4.5	7.3	2.1
Income tax expense	3.8	0.2	2.9

Net income/(loss)	4.7%	(1.2)%	4.6%

Leslie’s Poolmart, Inc.

Fiscal year 2006 compared to fiscal year 2005:

For the 52 weeks ended September 30, 2006, sales increased 13.4% to $440.6 million from $388.5 million in the 52 weeks of 2005. Of the 13.4% increase in sales, approximately 10.0% was attributable to an increase in comparable store sales and approximately 3.9% was due to the addition of 33 new store locations. These gains were offset by approximately 0.5% of a decrease due to the closing of six stores during the 52 weeks of 2006.

Comparable store sales increased 9.2% on a 52 week basis, as compared to the prior year. The comparable store sales increase was primarily attributable to very favorable weather conditions in most of the Company’s markets and price increases that were passed through the supply chain. For definition purposes, a store is considered a comparable store in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed.

Gross profit for the fiscal year ended September 30, 2006 improved to $218.2 million or 49.5% of sales, as compared to $188.5 million or 48.5% in 2005. Gross profit represents sales less the cost of services and purchased goods, chemical repackaging costs and related distribution costs. Gross profit dollars improved primarily due to the increase in sales and expanded margins on inventory that had been purchased earlier in the year in anticipation of market increases.

In 2006, total operating expenses were $160.8 million, versus $163.9 million during the 52 weeks of 2005, a decrease of 1.9%. Operating expenses as a percentage of sales were 36.5% for the 52 weeks of fiscal year 2006 compared to 42.2% for the 52 weeks of fiscal year 2005. The decrease in operating expenses during fiscal year 2006 was due primarily to a $26.9 million charge for expenses related to the Recapitalization in fiscal year 2005 offset by $4.1 million for increased expenses associated with the increase in store count, as compared to the prior year.

In 2005, the Company incurred $26.9 million in stock compensation and Recapitalization expenses related to the January merger. Of the $26.9 million, $16.9 million was paid out in connection with the stock options that were exercised as part of the Recapitalization. During 2005, the Company also recorded a charge of $10.0 million for other expenses related to the Recapitalization.

For the fiscal year ended September 30, 2006, the Company recognized losses on the disposition of fixed assets totaling approximately $0.6 million as compared to $0.7 million in the prior year. Of these losses, $0.2 million in fiscal year 2006 and $0.4 million in fiscal year 2005 were primarily associated with the Company’s decision to close or relocate stores that were unproductive or not meeting expectations. In fiscal year 2006 a $0.4 million charge was recognized for impaired assets compared to $0.3 million in fiscal year 2005.

Adjusted EBITDA in 2006 increased 27.0% to $69.2 million from $54.5 million in fiscal year 2005. Approximately $7.3 million of the increase was the result of increased sales and expanded gross profit, with the remaining increase due to improved expense control and continued leveraging of fixed expenses during the year.

Operating income for 2006 increased 133.2% to $57.4 million from $24.6 million in 2005 as a result of stock compensation expenses previously noted above and by the gross profit improvements.

Interest expense was $19.4 million in 2006, as compared to $18.8 million in 2005. The increase was primarily the result of the increase in average debt balances.

The Company recorded income tax expense of $16.9 million in 2006, or an effective tax rate of 45.2%, versus $0.6 million in the prior year, or an effective tax rate of negative 16.1%. The effective rate increase in 2006 was primarily due to the non-deductibility of the preferred stock interest expense of $4.6 million.

Leslie’s Poolmart, Inc.

Fiscal year 2005 compared to fiscal year 2004:

For the 52 weeks ended October 1, 2005, sales increased 9.1% to $388.5 million from $356.0 million in the 53 weeks of 2004. Of the 9.1% increase in sales, approximately 4.4% was attributable to an increase in comparable store sales and approximately 5.2% was due to the addition of 45 new store locations. These gains were offset by approximately 0.6% of a decrease due to the closing of four stores during the 52 weeks of 2005. Adjusting for the effect of the additional 53rd week of sales in 2004, fiscal year 2005 total sales increased by 10.8%.

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

In 2005, total operating expenses were $163.9 million, versus $137.9 million during the 53 weeks of 2004, an increase of 18.9%. Operating expenses as a percentage of sales were 42.2% for the 52 weeks of fiscal year 2005 compared to 38.7% for the 53 weeks of fiscal year 2004. The increase in operating expenses in 2005 was due primarily to a $26.9 million charge for expenses related to the Recapitalization and $4.1 million for increased expenses associated with the increase in store count, as compared to the prior year.

In 2005, the Company incurred $26.9 million in stock compensation and Recapitalization expenses related to the January merger. Of the $26.9 million, $16.9 million was paid out in connection with the stock options that were exercised as part of the Recapitalization. During 2005, the Company also recorded a charge of $10.0 million for other expenses related to the Recapitalization.

For the fiscal year ended October 1, 2005, the Company recognized losses on the disposition of fixed assets totaling approximately $0.7 million as compared to $0.4 million in the prior year. Of these losses, $0.4 million in fiscal year 2005 and $0.3 million in fiscal year 2004 were primarily associated with the Company’s decision to close or relocate stores that were unproductive or not meeting expectations and a $0.3 million charge in fiscal year 2005 for impaired assets.

Adjusted EBITDA in 2005 increased 19.8% to $54.5 million from $45.5 million in the 53 weeks of 2004. Of such increase, $4.1 million was the result of increased sales and the remaining increase due to improved expense control and continued leveraging of fixed expenses during the year.

Operating income for 2005 decreased 28.1% to $24.6 million from $34.2 million in 2004 as a result of stock compensation expenses previously noted above, offset by the gross profit improvements.

Interest expense was $18.8 million in 2005, as compared to $7.2 million in 2004. The increase in interest expense was due to the impact of the Company’s adoption of Statement of Financial Accounting Standard SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, beginning in fiscal year 2005, whereby the Company records the accrued interest and accretion of preferred stock as interest expenses instead of a reduction to retained earnings resulting in an increased expense of $5.3 million. Interest expenses incurred in 2005 were primarily the result of the increase in average debt balances due to the Recapitalization.

The Company recorded income tax expense of $0.6 million in 2005, or an effective tax rate of negative 16.1%, versus $10.4 million in the prior year, or an effective tax rate of 39.0%. The effective rate decrease in 2005 was primarily due to the non-deductibility of the preferred stock interest expense of $5.3 million.

Leslie’s Poolmart, Inc.

Liquidity and Capital Resources

Overview

The following table highlights selected cash flow components for fiscal year 2006 and fiscal year 2005, and selected balance sheet components as of September 30, 2006 and October 1, 2005.

	Fiscal Years Ended
(Dollar amounts in thousands)	September 30, 2006	October 1, 2005	Dollar Change	Percent Change
Cash provided by (used in):
Operating activities	$55,058	$26,747	$28,311	105.8%
Investing activities	(10,950)	(12,168)	1,218	(10.0)%
Financing activities	(7,276)	(29,174)	21,898	(75.1)%

Cash & cash equivalents	$39,004	$2,172	$36,832	1,695.8%
Working Capital	43,213	23,657	19,556	82.7%
Other long term liabilities	12,632	7,201	5,431	75.4%
Senior notes and long term debt	168,946	175,954	(7,008)	(4.0)%

Working capital

Working capital as of September 30, 2006 and October 1, 2005 consisted of the following:

	Fiscal Years Ended
(Dollar amounts in thousands)	September 30, 2006	October 1, 2005	Dollar Change	Percent Change
Cash and cash equivalents	$39,004	$2,172	$36,832	1695.8%
Accounts and other receivables	7,315	11,691	(4,376)	(37.4)%
Inventories	64,544	60,925	3,619	5.9%
Prepaid expenses and other current assets	2,522	2,058	464	22.5%
Deferred tax assets	8,329	7,618	711	9.3%

Total current assets	121,714	84,464	37,250	44.1%
Accounts payable	31,473	21,321	10,152	47.6%
Accrued expenses	35,860	31,637	4,223	13.3%
Income taxes payable	11,040	7,739	3,301	42.7%
Deferred tax liabilities	128	110	18	16.4%

Total current liabilities	78,501	60,807	17,694	29.1%

Working capital	$43,213	$23,657	$19,556	82.7%

Leslie’s Poolmart, Inc.

From October 1, 2005 to September 30, 2006, total current assets increased $37.3 million from $84.5 million to $121.7 million. Approximately $36.8 million of the increase in current assets was the result of the increase in cash due to increase in cash provided by operating activities.

From October 1, 2005 to September 30, 2006, total current liabilities increased $17.7 million from $60.8 million to $78.5 million, primarily due to the increase in accounts payable. The increase in accounts payable is due to the increase in inventory.

For the fiscal year ended September 30, 2006, cash provided by operating activities was $55.1 million compared to cash provided by operating activities of $26.7 million in the prior year. The change was due primarily to the increase in net income coupled by the increase in accounts payable due to the change in inventory.

In 2006, cash used in investing activities was $11.0 million compared with cash used in investing activities of $12.2 million in the prior year, primarily due to the Company’s store growth plan.

Cash used in financing activities was $7.3 million in fiscal year 2006 compared with cash used in financing activities of $29.2 million in 2005. The significant decrease in financing activities was due to the Recapitalization, which occurred on January 25, 2005. The Company had no borrowings under its secured loan agreement at September 30, 2006 compared to $7.1 million in borrowings at October 1, 2005. At September 30, 2006 the Company had $75.0 million of borrowing capacity. Funds borrowed under this agreement are used primarily to fund working capital and other general corporate purposes.

From October 1, 2005 to September 30, 2006, other long term liabilities increased by $5.4 million from $7.2 million to $12.6 million due to the increase in dividends payable on the Series A Preferred Stock. As of September 30, 2006, the cumulative unpaid dividend was $7.4 million as compared to $2.9 million as of October 1, 2005.

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

Leslie’s Poolmart, Inc.

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s significant contractual obligations as of September 30, 2006, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods. This table excludes amounts already recorded on the Company’s balance sheet as current liabilities at September 30, 2006 and certain other purchase obligations as discussed below.

(in thousands)	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 years	4 – 5 years	After 5 years
Senior notes*	$253,357	$13,175	$26,350	$26,350	$187,482
Revolving Commitments*	—	—	—	—	—
Preferred stock*	311,108	—	—	—	311,108
Operating leases	120,731	35,638	54,638	24,920	5,535

Total contractual obligations	$685,196	$48,813	$80,988	$51,270	$504,125

*	Amounts include estimated interest and dividend payments

(in thousands)	Amounts of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 – 3 years	4 – 5 years	After 5 years
Standby letters of credit	$4,300	$4,300	$—	$—	$—

Financial responsibility bonds	$160	$160	$—	$—	$—

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

Summarized Quarterly Financial Data (Unaudited)

(Dollar Amounts In Thousands)

	13 Weeks Ended
2006	Dec. 31	April 1	July 1	Sept. 30
Sales	$48,145	$48,352	$198,114	$145,954
Gross profit	22,754	25,473	98,436	71,520
Operating income/(loss)	(9,005)	(8,348)	48,635	26,118
Net income/(loss)	(8,842)	(5,710)	23,065	11,992
Adjusted EBITDA(1)	(6,160)	(5,581)	51,999	28,931
Comparable store sales growth (2)	12.0%	1.0%	10.7%	9.1%

2005	Jan. 1	April 2	July 2	Oct. 1
Sales	$40,937	$44,836	$173,343	$129,390
Gross profit	19,372	21,830	85,918	61,377
Operating income/(loss)	(9,426)	(26,937)	39,885	21,086
Net income/(loss)	(8,633)	(24,850)	20,236	8,825
Adjusted EBITDA(1)	(6,477)	(7,086)	43,875	24,165
Comparable store sales growth/(decline) (2)	(5.4)%	7.8%	10.4%	5.0%

(1)	Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, stock compensation expense, write-off of debt issuance costs and unusual charges. Adjusted EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”), but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data, all of which are prepared in accordance with GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.
(2)	The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a measure of financial performance under GAAP. Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method could have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall cash position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income in Note 13. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” and must be adopted by the Company no later than September 30, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its tax returns. The Company has not evaluated the impact of adopting FIN 48.

Leslie’s Poolmart, Inc.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s Amended Loan and Security Agreement described in Note 5 to the consolidated financial statements as well as in Management’s Discussion and Analysis, carries interest rate risk. Amounts borrowed under this Agreement bear interest at either LIBOR plus 1.75%, or at the Company’s choice, the lender’s reference rate. Should the lenders’ base rate change, the Company’s interest expense will increase or decrease accordingly. As of September 30, 2006, there was no borrowing under this facility.

Leslie’s Poolmart, Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Leslie’s Poolmart, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Leslie’s Poolmart, Inc.:

We have audited the accompanying consolidated balance sheets of Leslie’s Poolmart, Inc. as of September 30, 2006 and October 1, 2005 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leslie’s Poolmart, Inc. at September 30, 2006 and October 1, 2005 and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona

December 1, 2006

Leslie’s Poolmart, Inc.

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Information)

	September 30, 2006	October 1, 2005
ASSETS
Current assets:
Cash and cash equivalents	$39,004	$2,172
Accounts and other receivables, net	7,315	11,691
Inventories, net	64,544	60,925
Prepaid expenses and other current assets	2,522	2,058
Deferred tax assets	8,329	7,618

Total current assets	121,714	84,464
Property, plant and equipment, net	38,136	39,596
Intangible assets	8,072	8,051
Deferred financing costs, net	6,168	7,184
Deferred tax assets	4,445	2,598
Other assets	320	512

Total assets	$178,855	$142,405

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$31,473	$21,321
Accrued expenses	35,860	31,637
Income taxes payable	11,040	7,739
Deferred tax liabilities	128	110

Total current liabilities	78,501	60,807
Revolving commitment	—	7,104
Other long term liabilities	12,632	7,201
Redeemable preferred stock, $0.001 par value, authorized 1,000,000 shares, issued and outstanding 41,000 Series A at September 30, 2006 and October 1, 2005	41,000	41,000
Senior notes, net	168,946	168,850

Total liabilities	301,079	284,962
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.001 par value, authorized 50,000,000 shares, issued and outstanding 40,045,000 shares at September 30, 2006 and 39,975,000 shares at October 1, 2005	40	40
Paid-in deficit	(144,081)	(144,216)
Treasury stock, 90,000 shares at cost at September 30, 2006 and 25,000 shares at cost at October 1, 2005	(332)	(25)
Retained earnings	22,149	1,644

Total stockholders’ deficit	(122,224)	(142,557)

Total liabilities and stockholders’ deficit	$178,855	$142,405

See accompanying Notes which are an integral part of these consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Operations

(Dollar Amounts in Thousands)

	Fiscal Years Ended
	September 30, 2006	October 1, 2005	October 2, 2004
Sales	$440,565	$388,506	$356,041
Cost of merchandise and services sold, including warehousing and transportation expenses, and related occupancy costs	222,382	200,009	183,928

Gross profit	218,183	188,497	172,113
Selling, general and administrative expenses	160,783	145,901	137,881
Stock and other compensation expense	—	17,988	—

Operating income	57,400	24,608	34,232
Other (income) expense:
Interest expense	20,087	18,839	7,204
Interest income	(690)	(5)	(32)
Loss on disposition of fixed assets	600	703	440
Recapitalization expense	—	8,881	—

Total other expense	19,997	28,418	7,612

Income/(loss) before taxes	37,403	(3,810)	26,620
Income tax expense	16,898	612	10,374

Net income/(loss)	20,505	(4,422)	16,246
Series A preferred stock dividends and accretion	—	—	7,160

Income/(loss) applicable to common shareholders	$20,505	$(4,422)	$9,086

See accompanying Notes which are an integral part of these consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Stockholders’ Deficit

(Dollar Amounts in Thousands, Except Share Amounts)

	Common Stock
	Number of Shares	Amount	Stock Subscription Receivable	Paid In Deficit	Treasury Stock	Retained Earnings/ (Deficit)	Total Stockholders’ Equity/(Deficit)
Balance, at September 27, 2003	7,369,502	$7	$(450)	$(44,714)	$—	$(3,020)	$(48,177)
Series A preferred stock dividends and accretion	—	—	—	—	—	(7,160)	(7,160)
Net income	—	—	—	—	—	16,246	16,246

Balance, at October 2, 2004	7,369,502	7	(450)	(44,714)	—	6,066	(39,091)
Stock option compensation	—	—	—	16,070	—	—	16,070
Equity transaction fees	—	—	—	(628)	—	—	(628)
Warrants exercised	1,592,223	2	—	14	—	—	16
Purchase of common stock	(10,598,964)	(11)	—	(158,974)	—	—	(158,985)
Repayment of stock subscription receivable	—	—	450	—	—	—	450
Issuance of common stock	41,637,239	42	—	44,016	—	—	44,058
Repurchase of treasury stock	(25,000)	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	—	(4,422)	(4,422)

Balance, at October 1, 2005	39,975,000	40	—	(144,216)	(25)	1,644	(142,557)
Issuance of common stock	135,000	—	—	135	—	—	135
Repurchase of treasury stock	(65,000)	—	—	—	(307)	—	(307)
Net income	—	—	—	—	—	20,505	20,505

Balance, at September 30, 2006	40,045,000	$40	$—	$(144,081)	$(332)	$22,149	$(122,224)

See accompanying Notes which are an integral part of these consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Fiscal Years Ended
	September 30, 2006	October 1, 2005	October 2, 2004
OPERATING ACTIVITIES:
Net income/(loss)	$20,505	$(4,422)	$16,246
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Dividends and accretion on preferred stock	4,554	5,341	—
Depreciation and amortization	11,789	11,881	11,281
Stock option compensation	—	16,070	—
Amortization of loan fees	1,016	2,573	518
Amortization of loan discounts	96	108	—
Provision for doubtful accounts	109	258	316
Deferred income taxes	(2,540)	1,434	(1,911)
Loss on disposition of assets	600	703	440
Changes in operating assets and liabilities:
Accounts and other receivables	4,267	(336)	(3,398)
Inventories	(3,619)	(6,863)	(1,278)
Prepaid expenses and other current assets	(464)	(654)	(103)
Other assets	192	(44)	(2)
Accounts payable and accrued expenses	15,252	5,827	3,975
Income taxes payable	3,301	(5,129)	434

Net cash provided by operating activities	55,058	26,747	26,518

INVESTING ACTIVITIES:
Purchases of property, equipment and intangibles	(11,180)	(12,305)	(10,899)
Proceeds from disposition of property	230	137	618

Net cash used in investing activities	(10,950)	(12,168)	(10,281)

FINANCING ACTIVITIES:
Net revolving commitment borrowing/(repayment)	(7,104)	7,104	—
Preferred stock premium	—	1,041	—
Proceeds from warrants and options exercised	—	4,067	—
Purchase of common stock	—	(157,634)	—
Proceeds from issuance of common stock, net of fees	135	39,378	—
Payments of deferred financing costs	—	(7,946)	(260)
Payments of long-term debt	—	(59,495)	—
Proceeds from sale of bonds	—	168,742	—
Repurchase of treasury stock	(307)	(25)	—
Purchase of preferred stock	—	(64,506)	—
Proceeds from sale of preferred stock	—	40,100	—

Net cash used in financing activities	(7,276)	(29,174)	(260)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	36,832	(14,595)	15,977
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,172	16,767	790

CASH AND CASH EQUIVALENTS AT END OF YEAR	$39,004	$2,172	$16,767

See accompanying Notes which are an integral part of these consolidated financial statements.

Leslie’s Poolmart, Inc.

Notes to the Consolidated Financial Statements

1. Business and Operations

Leslie’s Poolmart, Inc. (“Leslie’s” or the “Company”) is a specialty retailer of swimming pool supplies and related products. As of September 30, 2006, the Company markets its products under the trade name Leslie’s Swimming Pool Supplies through 541 retail stores in 35 states and through mail order catalogs sent to select swimming pool owners nationwide. The Company also repackages certain bulk chemical products for retail sale. The Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending in June and September.

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

During the fiscal year ended October 1, 2005 the Company consummated the following transactions, which the Company refers to collectively as the Recapitalization:

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

The Amended Credit Facility

On January 25, 2005, the Company amended its existing credit facility with Wells Fargo Retail Finance, LLC to provide for the extension by the lender of revolving loans and other financial accommodations in an aggregate principal amount of $75.0 million. The Company’s obligations under the amended credit facility are secured by a lien on substantially all of the Company’s assets. In addition to the $75.0 million commitment, the total commitment was increased by $30.0 million via a temporary over-advance facility through June 30, 2005. At the Company’s option, the over-advance facility was again available in the amount of $20.0 million from October 1, 2005 through March 31, 2006. Finally, at the lender’s discretion, an over-advance facility of $10.0 million may be available to the Company from September 30, 2006 through March 31, 2007.

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

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to September 30. The fiscal year ended on September 30, 2006 and October 1, 2005 included 52 weeks and the fiscal year ended October 2, 2004 included 53 weeks.

Cash and Cash Equivalents

The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts and Other Receivables, Net

As a result of hurricane damages in 2005 the Company has insurance recovery receivables in the amount of $0.4 million recorded at October 1, 2005. The Company applies FASB Interpretation No. 30 Accounting for Involuntary Conversions of Non-Monetary Assets to Monetary Assets to account for these transactions.

Accounts and other receivables include allowances for doubtful accounts of $0.8 million, $0.9 million and $0.9 million at September 30, 2006, October 1, 2005 and October 2, 2004, respectively.

Allowance for doubtful accounts consists of the following:

(Dollar amounts in thousands)	Balance at beginning of period	Additions	Deductions	Balance at end of period
		Charged to costs And expenses	Write-off of bad debts
Balance at October 2, 2004	$1,125	316	(513)	$928
Balance at October 1, 2005	$928	258	(265)	$921
Balance at September 30, 2006	$921	109	(254)	$776

Leslie’s Poolmart, Inc.

Notes to the Consolidated Financial Statements

Inventories, Net

Inventories are stated at the lower of cost or market. The Company values inventory using the weighted average method. The Company tests for obsolete inventory and records appropriate reserves.

Inventory reserves consist of the following:

		Additions	Deductions
(Dollar amounts in thousands)	Balance at beginning of period	Charged to costs and expenses	Write-off of Inventories	Balance at end of period
Balance at October 2, 2004	$1,191	420	(364)	$1,247
Balance at October 1, 2005	$1,247	2,927	(1,043)	$3,131
Balance at September 30, 2006	$3,131	279	(480)	$2,930

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

Leslie’s Poolmart, Inc.

Notes to the Consolidated Financial Statements

Intangibles

In accordance with the provisions of SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets, the Company applied the new rules on accounting for goodwill and other intangible assets deemed to have indefinite lives beginning on September 29, 2002. The Company also performed the required impairment tests of goodwill and indefinite lived intangible assets and there was no impairment identified. The Company no longer amortizes its goodwill under SFAS No. 142, but does subject its goodwill to periodic assessments as defined therein. The Company recorded no amortization for the years ended September 30, 2006, October 1, 2005 and October 2, 2004.

Other intangibles are comprised of costs associated with acquiring the mailing addresses for the Company’s customer database, which is used for purposes of market research, new store location decisions, customer research and in the Company’s ongoing advertising efforts. For the years ending September 30, 2006 and October 1, 2005, the gross amount capitalized on the balance sheet for mailing addresses were $1.0 million and $0.9 million, respectively. These other intangibles are amortized over a 15 year period and the amounts of annual amortization for other intangibles for the next five years are as follows:

(Dollar amounts in thousands)
2007	$57
2008	57
2009	57
2010	57
2011	57

Deferred Financing Costs

In connection with issuing the Senior Notes due 2013 and entering into a credit agreement in 2005, the Company paid an aggregate of $7.9 million in financing costs that are being deferred and amortized over the lives of the corresponding agreements. During fiscal year 2005, the Company wrote off the remaining deferred issuance costs related to the Senior Notes due 2008 and the credit agreement in the amount of $1.5 million and $0.2 million, respectively. The deferred finance cost balance recorded at September 30, 2006 and October 1, 2005 was net of accumulated amortization of $1.8 million and $0.8 million, respectively.

Income Taxes

The Company provides for deferred income taxes relating to timing differences in the recognition of income and expense items for financial and tax reporting purposes. Deferred taxes at September 30, 2006 and October 1, 2005 include a provision for the differences between tax and financial asset values except that deferred taxes were not provided with respect to amounts allocated to goodwill.

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

Leslie’s Poolmart, Inc.

Notes to the Consolidated Financial Statements

Cost of Sales

Included in cost of sales are the costs of services and purchased goods, chemical repackaging costs and related distribution costs. The Company recognizes consideration received from vendors at the time the obligations to purchase products or perform services have been completed. These items are recorded as a reduction in cost of goods sold in the statement of income. For the years ending September 30, 2006, October 1, 2005 and October 2, 2004, the Company’s recorded advertising expense was shown net of cooperative advertising of $0.8 million, $0.4 million and $0.4 million respectively.

Shipping and Handing Costs

The Company records shipping and handling costs paid by customers as revenue. The actual costs for shipping and handling are charged to cost of sales.

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the years ended September 30, 2006, October 1, 2005, and October 2, 2004 was approximately $8.1 million, $7.5 million, and $8.3 million, respectively.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for such stock option grants using the intrinsic-value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards. Also, the Company does not record any compensation expense in connection with its stock option plans. If stock options had been accounted for consistent with SFAS No. 123, these amounts would be amortized on a straight-line basis as compensation expense over the average vesting period of the options and the Company’s net income would not have been effected for the fiscal year ended 2006. The Company’s net income would have decreased by less than $0.1 million in fiscal year 2006, no effect in fiscal year 2005 and the Company’s income would have decreased by $0.1 million in fiscal year 2004.

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

Fair Value of Financial Instruments

The fair value of the $170.0 million Senior Notes due 2013 using quoted market prices as of September 30, 2006 is $167.5 million. The carrying amounts of other long-term debt approximate fair value because either the interest rate fluctuates based on market rates or interest rates appear to approximate market rates for similar instruments. The fair value estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method could have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall cash position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income in Note 13. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” and must be adopted by the Company no later than September 30, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its tax returns. The Company has not evaluated the impact of adopting FIN 48.

Leslie’s Poolmart, Inc.

Notes to the Consolidated Financial Statements

3. Inventories

Inventories consist of the following:

(Dollar amounts in thousands)	September 30, 2006	October 1, 2005
Raw materials and supplies	$1,116	$520
Finished goods	66,358	63,536
Reserve	(2,930)	(3,131)

Total Inventories	$64,544	$60,925

4. Property, Plant and Equipment

Property, plant and equipment consists of the following:

(Dollar amounts in thousands)	September 30, 2006	October 1, 2005
Land	$5,865	$5,865
Buildings	7,902	7,459
Vehicles, machinery and equipment	5,703	5,029
Leasehold improvements	57,807	52,948
Office furniture, equipment and other	39,340	36,536
Construction-in-process	892	1,184

	117,509	109,021
Less – accumulated deprecation and amortization	(79,373)	(69,425)

Total Property, Plant and Equipment	$38,136	$39,596

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

In addition to the $75.0 million commitment, the total commitment had been increased by $30.0 million via a temporary over-advance facility through June 30, 2005 and by $20.0 million from September 30, 2005 through March 31, 2006. During these periods, the Company will have the ability to draw on the over-advance facility in $2.5 million tranches. Finally, at the lender’s discretion, an over-advance facility of $10.0 million may be available to the Company from September 30, 2006 through March 31, 2007.

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

Leslie’s Poolmart, Inc.

Notes to the Consolidated Financial Statements

7. Leases

The Company leases certain store, office, distribution and manufacturing facilities under operating leases which expire at various dates through 2015. Lease agreements generally provide for increases related to cost of living indices and require the Company to pay for property taxes, repairs and insurance. Future annual minimum lease payments at September 30, 2006 are as follows:

(Dollar amounts in thousands)
2007	$35,638
2008	30,412
2009	24,226
2010	16,105
2011	8,815
Thereafter	5,535

$120,731

Certain leases are renewable at the option of the Company for periods of one to ten years. Rent expense charged against income totaled $33.7 million, $31.1 million, and $26.5 million in fiscal years 2006, 2005 and 2004 respectively. Four leases provided for rent contingent on sales exceeding specific amounts.

8. Income Taxes

The provision/(benefit) for income taxes is comprised of the following:

(Dollar amounts in thousands)	Fiscal 2006	Fiscal 2005	Fiscal 2004
Federal:
Current	$15,545	$(531)	$9,722
Deferred	(2,031)	926	(1,512)

	$13,514	$395	$8,210

State:
Current	$3,893	$(291)	$2,563
Deferred	(509)	508	(399)

	3,384	217	2,164

Total	$16,898	$612	$10,374

Leslie’s Poolmart, Inc.

Notes to the Consolidated Financial Statements

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows:

(Dollar amounts in thousands)	Fiscal 2006	Fiscal 2005	Fiscal 2004
Federal income tax at statutory rate	$13,091	$(1,333)	$9,317
Permanent differences	1,633	2,273	36
State taxes, net of federal benefit	2,200	141	1,407
Reduction in tax contingency reserve	(26)	(469)	(386)

	$16,898	$612	$10,374

The tax effect of temporary differences which give rise to significant portions of the deferred tax asset and liability are summarized below.

	Fiscal 2006		Fiscal 2005
(Dollar amounts in thousands)	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Depreciation and amortization	$4,445	$—	$2,309	$—
State income taxes	—	(128)	—	(110)
Inventory	1,853	—	1,021	—
Reserves and other accruals	3,207	—	3,515	—
Deferred rent	2,474	—	2,167	—
Compensation accruals	773	—	1,156	—
Net operating loss	235	—	2,317	—
Valuation allowance	(213)	—	(2,269)	—

	$12,774	$(128)	$10,216	$(110)

The Company has federal net operating losses (“NOL”) of $0.6 million available to offset future tax liabilities expiring in 2006. The losses are subject to Internal Revenue Code Section 382 which limits the annual utilization of NOL’s after an ownership change. The Company’s annual Section 382 limitation is approximately $0.1 million. As such, approximately $0.5 million of these NOL’s will expire as worthless and no benefits have been recorded for these amounts. The Company has recorded a valuation allowance amount of $0.2 million and $2.3 million as of September 30, 2006 and October 1, 2005, respectively.

9. Contingencies

The Company is a defendant in lawsuits or potential claims encountered in the normal course of business; such matters are being vigorously defended. In the opinion of management, the resolutions of these matters will not have a material effect on the Company’s financial position or results of operations.

The Company’s workers’ compensation insurance program, general liability insurance program and employee group medical plan have self-insurance retention features of $0.3 million, $0.3 million and $0.1 million per incident, respectively. As of September 30, 2006 and October 1, 2005, the Company had standby letters of credit outstanding in the amounts of $4.3 million and $4.1 million, respectively, for the purpose of securing such obligations under its workers’ compensation self insurance programs.

Leslie’s Poolmart, Inc.

Notes to the Consolidated Financial Statements

10. 401(k) Plan

The Company provides for the benefit of its employees a voluntary retirement plan under Section 401(k) of the Internal Revenue Code. During 2006, the plan covered all eligible employees and provided for a matching contribution by the Company of 50% of each participant’s contribution up to 4% of the individual’s compensation as defined. The expenses related to this program were $0.6 million, $0.4 million and $0.4 million for fiscal years 2006, 2005 and 2004 respectively.

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

The preferred stock ranks senior as to dividend rights or upon liquidation to all of the Company’s common stock and all of the Company’s future series of preferred stock which is designated as junior. Dividends accrue quarterly on the preferred stock at a rate per annum equal to ten percent (10%) and on any dividend payment date, the Company may exchange all of the preferred stock for 10% junior subordinated debentures having a maturity date which is the same date as the mandatory redemption date for the preferred stock. As of September 30, 2006, the Company has accrued a dividend payable of $7.4 million. The incurrence of the indebtedness represented by the debentures is limited by the covenants in the amended credit facility and the indenture governing the notes.

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

Leslie’s Poolmart, Inc.

Notes to the Consolidated Financial Statements

Common Stock

On February 28, 2006, Steven L. Ortega, Executive Vice President and Chief Financial Officer, purchased 200,000 shares of the Company’s common stock for a purchase price of $1.00 per share for an aggregate cash payment of $200,000. Of such shares, 135,000 shares were newly issued and 65,000 shares were issued from treasury stock.

During fiscal year 2006, the Company purchased the Company’s common stock from certain management shareholders that terminated their employment with the Company. The total shares purchased were 130,000 shares at a weighted average purchase price of $2.86 per share, calculated in accordance with the Stockholders Agreement dated as of January 25, 2005, as amended.

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

During the fiscal years ended September 30, 2006, October 1, 2005 and October 2, 2004, the Company paid management fees to LGP in the amount of $1.0 million, $0.8 million and $0.2 million respectively, and the Company paid a structuring fee of $5.0 million to LGP for services rendered in support of the Recapitalization during fiscal year 2005.

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

All existing options were accelerated and terminated on January 25, 2005 in connection with the Recapitalization and each optionholder received with respect to each option held an amount equal to the excess of $15.00 over the exercise price of such option. As a result, the Company recorded a stock compensation charge of $16.1 million for the year ended September 30, 2006.

Leslie’s Poolmart, Inc.

Notes to the Consolidated Financial Statements

In August 2005, Leslie’s Board adopted its 2005 Incentive Stock Option Plan (the “2005 Plan”), and reserved 1,300,000 shares of nonvoting common stock for issuance thereunder.

The Company accounts for stock-based compensation plans under APB Opinion No. 25, under which no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based employee awards with an exercise price equal to or greater than the fair value of the common stock on the date of grant. For purposes of SFAS No. 123, Accounting for Stock-Based Compensation, the fair value of each option granted has been estimated at the date of the grant using the Black-Scholes option pricing model using the following weighted-average assumptions used for grants for each of the fiscal years ended 2006, 2005 and 2004: risk free interest rate of 4.0%, expected volatility of 0%, expected lives of 7 years and no expected dividend yield. Based on these assumptions, the weighted average fair value of the options granted is $ 0.38 in 2006 and $1.42 in 2005 and in 2004.

A summary of option activities for all plans is as follows:

	Fiscal 2006		Fiscal 2005		Fiscal 2004
	Shares	Wt. Avg. Ex Price	Shares	Wt. Avg. Ex Price	Shares	Wt. Avg. Ex Price
Outstanding at beginning of year	700,000	$1.00	1,628,760	$2.42	1,456,060	$1.97
Granted (Plans prior to 2005)	—	—	26,000	5.80	190,200	5.80
Granted (2005 Plan)	538,500	3.08	700,000	1.00
Exercised	—	—	(1,637,239)	2.47	—	—
Cancelled	(5,000)	1.00	(17,521)	1.31	(17,500)	2.00

Outstanding at end of year	1,233,500	$1.91	700,000	$1.00	1,628,760	$2.42

Exercisable at end of year	175,000	$1.00	—	$—	1,385,054	$1.97

The fair value of the common stock underlying the 1998 Incentive Stock Option Plan options granted during fiscal year 2005 was determined to be $5.80 per share, as that amount was the most recent price paid for the Company’s common stock by a third party and no significant intervening events had occurred to change this established fair value price and as these options were granted prior to the Recapitalization. Between August and September of 2003, 1,088,030 shares of the Company’s common stock and 526,820 warrants for the Company’s common stock (greater than 15% of fully diluted shares then outstanding) were either sold or repurchased for $5.80 per share in eleven separately negotiated arms length transactions. As the Company’s stock is privately held and has no quoted market price, the Company determined the $5.80 per share to be the fair value of the common stock underlying the options granted during fiscal year 2005.

The fair value of the common stock underlying the 2005 Incentive Stock Option Plan options granted during fiscal year 2005 was determined to be $1.00 per share, consistent with the value of the Company’s common stock after the Recapitalization. As the Company’s stock is privately held and has no quoted market price, the Company determined the fair value of options granted during fiscal year 2006 to be based on an enterprise value of 6.5 times the Company’s trailing twelve-month Adjusted EBITDA results as reported in the company’s SEC filings.

The Company has adopted the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” which amends SFAS No. 123 “Accounting for Stock-Based Compensation”.

For the purpose of Statement 123(R) “Share Based Payment”, the Company is considered a “non-public entity” since it does not have equity securities trading in a public market. For “non-public entities” the effective date to adopt the complete provisions of Statement 123(R) is for fiscal years beginning after December 15, 2005. Statement 123(R) will be effective for the Company beginning October 1, 2006. If stock options had been accounted for consistent with SFAS No. 123, these amounts would be amortized on a straight-line basis as compensation expense over the average vesting period of the options and the Company’s net income would not have been effected for the fiscal year ended 2006. The Company’s net income would have decreased by less than $0.1 million in fiscal year 2006, no effect in fiscal year 2005 and the Company’s net income would have decreased by $0.1 million in fiscal year 2004

Leslie’s Poolmart, Inc.

Notes to the Consolidated Financial Statements

The Company has adopted the disclosure only provision of SFAS No. 123 and accordingly recognizes no compensation expense upon grant for employee stock option grants.

14. Supplemental Cash Flow Disclosures

The Company paid interest charges of $14.4 million, $15.2 million, and $7.0 million in 2006, 2005 and 2004, respectively. The Company paid income taxes of $16.1 million, $4.3 million and $11.9 million in 2006, 2005 and 2004, respectively. The Preferred Stock dividends and the accretion of the Warrants were excluded from the statement of cash flows as non-cash transactions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded as of the Evaluation date that the Company’s disclosure controls and procedures were effective such that the material information relating to the Company, including its consolidated subsidiaries, required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and was made known to the Company’s principal executive officer and principal accounting officer during the period when this report was being prepared to allow timely decisions regarding required disclosure.

In addition, there were no changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in the Company’s internal controls, and therefore there were no corrective actions taken.

ITEM 9B. OTHER INFORMATION

None

Leslie’s Poolmart, Inc.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors, executive officers and significant employees of the Company are as follows:

Name	Age	Positions
Lawrence H. Hayward	52	Chairman of the Board and Chief Executive Officer
Steven L. Ortega	45	Executive Vice President, Chief Financial Officer and Director
Michael L. Hatch	53	President, Chief Operating Officer and Director
Edward C. Agnew	67	Director
John M. Baumer	39	Director
John G. Danhakl	50	Director
Michael J. Fourticq	62	Director
Ted C. Nark	47	Director
Janet I. McDonald	49	Senior Vice President, Chief Information Officer
Rick D. Carlson	42	Senior Vice President, Commercial, Service and Logistics
Brian P. Agnew	41	Senior Vice President, Store Operations

Lawrence H. Hayward is Chairman of the Board of Directors and Chief Executive Officer. He joined the Company in January 2000 as President and Chief Executive Officer and assumed the additional role of Chairman of the Board in September 2000. Most recently, Mr. Hayward was the President of ABCO Desert Markets located in Phoenix, Arizona. From 1995 until 1999, he served as President and Chief Executive Officer of Carr Gottstein Foods Co., Alaska’s largest food and drug retailer and wholesale provider. From 1990 to 1995, Mr. Hayward held other senior level positions at Buttrey Food and Drug Store Company. From 1981 until 1990 he served in various corporate positions at American Stores Company headquartered in Salt Lake City, Utah.

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

Michael L. Hatch has been President, Chief Operating Officer and Director of the Company since September 2006. Prior to that, Mr. Hatch served as Senior Vice President, Merchandising and Marketing of the Company since November 2000. Mr. Hatch has more than 30 years of experience in the retail industry. Most recently, Mr. Hatch was the President of ABCO Desert Markets, located in Phoenix, Arizona. From 1996 to 1999 he was employed by Smiths Food and Drug where he held various positions including Senior Vice President and Southwest Manager and Vice President of Sales, Merchandising and Marketing. From 1970 to 1996, Mr. Hatch held various senior management positions at Smitty’s Super Valu, Inc. located in Phoenix, Arizona, which later merged with Smith’s Food and Drug.

Edward C. Agnew became a director in December 2002. He is a former retail executive with over 36 years of retail experience. Mr. Agnew held various officer level assignments with Jewel Companies, Inc., Buttrey Food and Drug, Inc., and American Stores/Albertsons, Inc. Mr. Agnew began his career in 1963 with Jewel Food & Drug Stores where he served in various capacities including General Manager of its Midwest Division. In 1987, Mr. Agnew was appointed President and Chief Executive Officer of Buttrey Food and Drug, Inc. In 1990, Mr. Agnew successfully led a leveraged buyout of Buttrey Food and Drug Store Company and successfully completed an initial public offering of the Company in early 1993. In 1994, Mr. Agnew returned to American Stores, Inc., where he served as a Senior Vice President and member of the Company’s Executive Committee until his retirement in 1999.

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

Leslie’s Poolmart, Inc.

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

Michael J. Fourticq became a director of the Company in June 1997. He also served as Chairman of the Board of Directors from May 1988 until January 2000. Between May 1988 and August 1992, he served as the Company’s Chief Executive Officer. From 1995 to 2001, Mr. Fourticq had been the Chairman and Chief Executive Officer of Brown Jordan International, a leading manufacturer of outdoor and casual furniture products. Since 1985 he has been the sole general partner of Hancock Park Associates, which is the general partner and affiliate of several investment partnerships. Mr. Fourticq is also on the Boards of Mikol Missile-Air, Brown Jordan International, Gordon Biersch, FHI dba Body Home Fitness, The Right Start, Classic Party Rentals, Stanton International and Saleen, Inc.

Ted C. Nark became a director of the Company in November of 2004. He served as the Chief Executive Officer of White Cap Industries, Inc. from 2002 to 2005 and is currently an operating partner at LGP. From 1998 until 2002, Mr. Nark was the Chief Executive Officer and Managing Director of Corporate Express Australia, a publicly traded, business-to-business office products distribution company in Australia. From 1992 until 1998, Mr. Nark worked for Corporate Express, Inc., as Northwest Division President (from 1992 until 1995) and then as Group President (from 1995 until 1998).

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

Rick D. Carlson is Senior Vice President of Commercial, Service and Logistics of the Company. Mr. Carlson has over 16 years of retail experience and has been with the Company since February of 2000 when he joined the team as Vice President of Logistics. Most recently Mr. Carlson was the General Manager of the Alaska Division of Totem Ocean Trailer Express. From 1995 until 1999, he was the Director of Transportation and Freight Operations of Carr Gottstein Foods Co., Alaska's largest food and drug retailer and wholesale provider. Prior to that time he held several management positions at Buttrey Food and Drug Co.

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

The Board of Directors of Leslie’s Poolmart, Inc. does not have an audit committee “financial expert” within the meaning of the regulations of the Securities and Exchange Commission, and we are not required to do so. We do not believe that we could recruit a financial expert without unwarranted expense and difficulty.

The Company has adopted a Code of Ethics and a copy may be obtained by written request to the Company Attention: Corporate Secretary.

Leslie’s Poolmart, Inc.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth for the fiscal years ended September 30, 2006, October 1, 2005, and October 2, 2004, respectively, the compensation for services to the Company of the Chief Executive Officer, the Chief Financial Officer and the three next most highly compensated executive officers of the Company as of September 30, 2006.

		Fiscal Year Compensation		Long-Term Compensation	All Other Compensation
	Year	Salary ($)	Bonus ($)(1)	Stock Options (#)(2)	401(k) ($)(3)	Insurance/Other ($)(4)
Lawrence H. Hayward	2006	517,000	542,850	50,000	4,200	83,658
Chairman of the Board,	2005	501,849	526,715	—	4,100	777,120	(5)
Chief Executive Officer and Director	2004	451,971	463,118	60,000	4,000	46,186
Steven L. Ortega	2006	326,510	294,131	20,000	4,200	24,601
Executive Vice President,	2005	74,813	150,000	700,000	—	237,985	(6)
Chief Financial Officer and Director	2004	—	—	—	—	—
Michael L. Hatch	2006	216,000	140,282	45,000	4,200	276
President,	2005	199,140	104,549	—	4,100	287
Chief Operating Officer and Director	2004	194,670	98,741	5,000	4,000	1,517
Janet I. McDonald	2006	172,910	90,818	20,000	4,200	180
Senior Vice President,	2005	168,713	88,574	—	4,100	187
Chief Information Officer	2004	164,135	78,854	5,000	3,000	1,417
Rick D. Carlson	2006	167,000	71,688	20,000	4,200	120
Senior Vice President,	2005	157,166	66,210	—	4,100	125
Commercial, Service and Logistics	2004	152,187	57,585	5,000	4,000	117

(1)	Bonuses are attributed to the year earned and are paid out after the conclusion of the fiscal year. Bonuses were paid on a twelve-month basis for all of the fiscal years shown.
(2)	All options were granted at their fair market value on the date of grant.
(3)	Represents expected Company matching contributions to individuals’ 401(k) accounts.
(4)	Insurance portion represents premiums paid by the Company for life insurance not generally available to all Company employees. Other compensation is primarily related a cash allowance for the reimbursement of certain personal expenses.
(5)	Includes a bonus of $700,000 related to the Recapitalization.
(6)	Includes signing and relocation payments of $232,279 made pursuant to Mr. Ortega’s employment agreement.

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

All existing options, including those granted in fiscal year 2005, were accelerated and terminated on January 25, 2005 in connection with the Recapitalization and each option holder received, with respect to each option held, an amount equal to the excess of $15.00 over the exercise price of such option.

Leslie’s Poolmart, Inc.

2005 Stock Option Plan

In August 2005, the Board of Directors of the Company adopted and approved the 2005 Stock Option Plan or the “2005 Plan”. The 2005 Plan will be administered by the Board of Directors of the Company or, in its discretion, by a committee consisting of two or more directors of the Company to whom the administration of the Plan has been duly delegated by the Board. The aggregate number of shares of common stock that may be issued pursuant to the stock options under the 2005 Plan may not exceed 1,300,000 in the aggregate and 700,000 during any calendar year to any one participant. Awards will either be in the form of stock options that are intended to qualify as incentive stock options or stock options that are not intended to qualify as incentive stock options.

Option Grants in 2006

The following table sets forth the stock options granted to the Chief Executive Officer and the other executive officers of the Company, during the twelve months ended September 30, 2006, pursuant to the Company’s ISO Option Plan, or 2005 Plan.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

	Individual Grants
Name	Number of Securities Underlying Options/SARs Granted (1)	Percent of Total Options/SARs Granted To Employees in Fiscal Year	Exercise Or Base Price ($/Sh)	Expiration Date	Potential Realizable Value At Assumed Annual Rate of Stock Price Appreciation for Option Term (2)
					5%($)	10%($)
Lawrence H. Hayward	50,000	9.29%	$4.75	08/04/2015	$149,500	$378,500
Steven L. Ortega	20,000	3.71%	$4.75	08/04/2015	59,800	151,400
Michael L. Hatch	10,000	1.86%	$1.00	08/04/2015	6,300	15,900
Michael L. Hatch	15,000	2.79%	$3.15	08/04/2015	29,700	75,300
Michael L. Hatch	20,000	3.71%	$4.75	08/04/2015	59,800	151,400
Janet I. McDonald	10,000	1.86%	$1.00	08/04/2015	6,300	15,900
Janet I. McDonald	10,000	1.86%	$4.75	08/04/2015	29,900	75,700
Rick D. Carlson	10,000	1.86%	$1.00	08/04/2015	6,300	15,900
Rick D. Carlson	10,000	1.86%	$4.75	08/04/2015	29,900	75,700

(1)	Granted pursuant to the 2005 Plan. Options granted during the fiscal year 2006 vest over a five-year period.
(2)	These columns show the hypothetical gains of "option spreads" of the outstanding options granted based on assumed annual compound stock appreciation rates of 5% and 10% over the options' terms. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission (the "SEC") and do not represent the Company's estimate or projections of the future prices of the Company's Common Stock.

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

Leslie’s Poolmart, Inc.

Aggregated Option Exercises in Fiscal Year 2006 and Option Values

The table below shows stock option exercises by our executives during fiscal year 2006.

Name	Shares acquired on exercise (#)	Value realized($)	Number of securities underlying unexercised options at September 30, 2006 (#) Exercisable/Unexercisable	Value of unexercised in-the-money options at September 30, 2006 ($) Exercisable/ Unexercisable
Lawrence H. Hayward	—	$—	50,000	$40,625
Steven L. Ortega	—	$—	720,000	$3,210,003
Michael L. Hatch	—	$—	45,000	$98,063
Janet I. McDonald	—	$—	20,000	$53,750
Rick D. Carlson	—	$—	20,000	$53,750

Directors’ Compensation

Directors do not receive any compensation directly for their service on the Company’s Board of Directors, with the exception of Mr. Agnew and Mr. Nark, the Company’s outside directors, who receive $4,000 per each quarterly meeting. The existing options owned by Mr. Agnew and Mr. Nark were accelerated and terminated in connection with the Recapitalization and both optionholders received an amount equal to the excess of $15.00 over the exercise price of such options. Pursuant to a Management Agreement dated June 11, 1997, which terminated upon the closing of the Recapitalization, during fiscal year 2005 Leslie’s paid LGP an annual fee in the amount of $.8 million plus out-of-pocket expenses of approximately $38,000 for various management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analysis, negotiating and structuring financing and exploring expansion opportunities. In connection with the Recapitalization, the Company entered into a new Management Services Agreement with LGP dated as of January 25, 2005. Pursuant to this revised agreement, the Company will pay LGP an annual fee of $1.0 million for ongoing management, consulting and financial services.

John M. Baumer and John D. Danhakl are members of the Company’s Board of Directors and are executive officers and equity owners of LGP. Mr. Nark is an operating partner with LGP.

Employment Agreements

Lawrence Hayward entered into an employment agreement with Leslie’s, dated as of November 2003. Mr. Hayward’s employment agreement contains non-solicitation and confidentiality covenants and provides that the executive is eligible to participate in Leslie’s benefit plans consistent with the benefits extended to the most senior of Leslie’s executives (including vacation, personal and sick leave, and disability, medical and life insurance). Mr. Hayward’s employment agreement also provides that the executive will serve at the will of the Company’s Board of Directors. Mr. Hayward’s employment agreement was amended in January 2005 and expires in November 2008.

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

Leslie’s Poolmart, Inc.

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

Leslie’s Poolmart, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of September 30, 2006 with respect to (i) all persons known by us to be the beneficial owner of more than 5% of the Company’s common stock; (ii) all executive officers; (iii) all directors; and (iv) all directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Shares Outstanding
Leslie’s Coinvestment, LLC(2)	9,152,403	22.9
John M. Baumer(2)(3)	33,867,730	84.6
John G. Danhakl(2)(3)	33,867,730	84.6
GCP California Fund, L.P.(3)	24,715,327	61.7
Michael J. Fourticq	732,270	1.8
Edward C. Agnew	—	—
Ted C. Nark	—	—
Lawrence H. Hayward	3,000,000	7.5
Steven L. Ortega	200,000	0.5
Michael L. Hatch	375,000	0.9
Janet I. McDonald	215,000	0.5
Rick D. Carlson	250,000	0.6
All executive officers and directors as a group (10 persons)	38,640,000	96.5

(1)	The address of Messrs. Fourticq, Hayward, Ortega, Hatch and Carlson and Ms McDonald is 3925 E. Broadway Road, Suite 100, Phoenix, Arizona 85040. The address of LGP, GCP and Messrs. Baumer and Danhakl is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.
(2)	Leslie’s Coinvestment, LLC is a Delaware limited liability company managed by LGP. Each of Messrs. Jonathan D. Sokoloff, Peter J. Nolan, John D. Danhakl, Jonathan A. Seiffer, John M. Baumer and Timothy J. Flynn, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control LGP. Accordingly, for certain purposes, Messrs. Sokoloff, Nolan, Danhakl, Seiffer, Baumer and Flynn may be deemed to be beneficial owners of the shares of the Company’s common stock held or controlled by LGP. However, such individuals disclaim beneficial ownership of the securities held by LGP, except to the extent of their respective pecuniary interests therein.
(3)	GCP is a Delaware limited partnership managed by an affiliate of LGP, which is an affiliate of the general partner of GCP. Each of Messrs. Sokoloff, Nolan, Danhakl, Seiffer, Baumer and Flynn either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control the affiliate of LGP and such general partner. The affiliate of LGP and such general partner may be deemed to control the voting and disposition of the shares of the Company’s common stock owned by GCP. Accordingly, for certain purposes, Messrs. Sokoloff, Nolan, Danhakl, Seiffer, Baumer and Flynn may be deemed to be beneficial owners of the shares of the Company’s common stock held by GCP. However, such individuals disclaim beneficial ownership of the securities held by GCP, except to the extent of their respective pecuniary interests therein.

Leslie’s Poolmart, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Participation in the Recapitalization

The Company’s prior common stockholders and optionholders received approximately $124.9 million in cash and the Company’s prior preferred stockholder, GEI, received approximately $64.5 million in cash in the Recapitalization, as discussed in Note 11 OF THE Notes to the Consolidated Financial Statements. Of these amounts, the Company’s five executive officers received approximately $16.3 million, GEI received approximately $160.4 million and Michael Fourticq received approximately $4.4 million in cash. Two of the Company’s executive officers, Lawrence Hayward and Donald Anderson, each used a part of their proceeds from the Recapitalization to repay the loans that had previously been extended to them by the Company. These loans, each in the principal amount of $225,000 and bearing a 2.45% interest rate, have been repaid in full.

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

Some of the Company’s directors, executive officers and other affiliates owned the 10 3/8% Senior Notes due 2008 that were repurchased in the Tender Offer. Accordingly, such individuals received cash for any notes they tendered. The following table sets forth such ownership:

John M. Baumer	$50,000
John G. Danhakl	350,000
Michael J. Fourticq	1,500,000
Lawrence H. Hayward	235,000
Peter Nolan	350,000
Jonathan Sokoloff	200,000
Jonathan Seiffer	50,000

$2,735,000

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Fiscal 2006	Fiscal 2005
Audit Fees (1)	$297,000	$240,000
Audit-Related Fees (2)	30,000	159,000

Total	$327,000	$399,000

(1)	Includes fees and expenses related to the fiscal year audit and interim reviews, notwithstanding when the fees and expenses were billed or when the services were rendered.
(2)	Includes fees and expenses for various services rendered from October through September of the fiscal year, notwithstanding when the fees and expenses were billed.

Leslie’s Poolmart, Inc.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) The following financial statements and financial statement schedules are included herewith and are filed as part of this annual report.

(a)(3) The following exhibits set forth below are filed as part of this annual report or are incorporated herein by reference.

Exhibit Number	Description
2.1*	Agreement and Plan of Merger dated as of January 7, 2005 between the Company and LPM Acquisition LLC (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on January 11, 2005)

3.1*	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on January 25, 2005 (previously filed as Exhibit 3.1 to the Registration Statement on Form S-4 filed on April 22, 2005)

3.2*	Bylaws of the Company (previously filed as Exhibit 3.5 to the Registration Statement on Form S-1 filed on June 27, 1997)

4.1*	Indenture dated as of May 21, 2003 between the Company and The Bank of New York Trust Company, N.A. (previously filed as Exhibit 4.1 to the Registration Statement on Form S-4 filed on July 18, 2003)

4.2*	Supplemental Indenture dated as of January 11, 2005 between the Company and The Bank of New York Trust Company, N.A. (previously filed as Exhibit 10.01 to the Current Report on Form 8-K filed on January 25, 2005)

4.3*	Indenture dated as of January 25, 2005 between the Company and The Bank of New York Trust Company, N.A. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on January 28, 2005)

10.1*	Stockholders Agreement dated as of January 25, 2005 among the Company, GCP California Fund, L.P., Leslie’s Coinvestment, LLC and the stockholders identified on the signature pages thereto (previously filed as Exhibit 10.1 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.2*	Amendment dated as of October 25, 2005 to the Stockholders Agreement dated as of January 25, 2005 among the Company, GCP California Fund, L.P., Leslie’s Coinvestment, LLC and the stockholders identified on the signature pages thereto (previously filed as Exhibit 10.3 to the Annual Report on Form 10-K filed on December 20, 2005)

10.3*	Management Services Agreement dated as of January 25, 2005 between the Company and Leonard Green & Partners, L.P. (previously filed as Exhibit 10.2 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.4*	Lease Agreement dated as of August 30, 1990 by and between Adams Property Associates and the Company (previously filed as Exhibit 10.7 to the Registration Statement on Form S-1/A filed on July 21, 1997)

10.5*	First Amendment dated as of June 21, 1996 to the Lease Agreement dated August 30, 1990 by and between Adams Property Associates and the Company (previously filed as Exhibit 10.4 to the Registration Statement on Form S-4 filed on April 22, 2005)

Leslie’s Poolmart, Inc.

Exhibit Number	Description
10.6*	Second Amendment dated as of September 30, 1999 to the Lease Agreement dated August 30, 1990 by and between Adams Property Associates and the Company (previously filed as Exhibit 10.5 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.7*	Third Amendment dated as of April 14, 2000 to the Lease Agreement dated August 30, 1990 by and between Adams Property Associates and the Company (previously filed as Exhibit 10.6 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.8*	Fourth Amendment dated as of November 1, 2004 to the Lease Agreement dated August 30, 1990 by and between Adams Property Associates and the Company (previously filed as Exhibit 10.9 to the Annual Report on Form 10-K filed on December 20, 2005)

10.9*	Lease dated as of November 26, 1996 by and between Bedford Property Investors, Inc. and the Company (previously filed as Exhibit 10.8 to Registration Statement on Form S-1/A filed on July 21, 1997)

10.10*	Addendum dated as of November 1996 to the Lease dated November 26, 1996 by and between Bedford Property Investors, Inc. and the Company (previously filed as Exhibit 10.8 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.11*	Lease Agreement dated as of December 30, 1997 by and between Liberty Property Limited Partnership and the Company (previously filed as Exhibit 10.8 to the Registration Statement on Form S-1/A filed on July 21, 1997)

10.12*	First Amendment dated as of June 3, 1999 to the Lease Agreement dated December 30, 1997 by and between Liberty Property Limited Partnership and the Company (previously filed as Exhibit 10.10 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.13*	Lease dated as of April 30, 1998 by and between Paul Hemmer Development Co., III and the Company (previously filed as Exhibit 10.11 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.14*	First Addendum dated as of July 21, 1999 to the Lease dated April 30, 1998 by and between Paul Hemmer Development Co., III and the Company (previously filed as Exhibit 10.12 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.15*	Lease Agreement dated as of March 30, 2004 between ProLogis and the Company (previously filed as Exhibit 10.13 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.16*	Lease dated as of October 31, 2000 between Broadway Business Center LLC and the Company (previously filed as Exhibit 10.14 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.17*	First Amendment dated as of November 30, 2000 to the Lease dated as of October 31, 2000 between Broadway Business Center LLC and the Company (previously filed as Exhibit 10.15 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.18*	Second Amendment dated as of June 26, 2001 to the Lease dated as of October 31, 2000 between Broadway Business Center LLC and the Company (previously filed as Exhibit 10.16 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.19*	Third Amendment dated as of May 31, 2002 to the Lease dated as of October 31, 2000 between Broadway Business Center LLC and the Company (previously filed as Exhibit 10.17 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.20*	Fourth Amendment dated as of April 9, 2004 to the Lease dated as of October 31, 2000 between Broadway Business Center LLC and the Company (previously filed as Exhibit 10.18 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.21*	Form of Director’s and Officer’s Indemnification Agreement dated as of January 1, 2000 between the Company and certain members of management (previously filed as Exhibit 10.19 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.22*†	2005 Stock Option Plan (previously filed as Exhibit 10.23 to the Annual Report on Form 10-K filed on December 20, 2005)

10.23*†	Amended and Restated Employment Agreement dated as of November 21, 2003 between the Company and Lawrence H. Hayward (previously filed as Exhibit 10.13 to the Annual Report on Form 10-K filed on December 12, 2003)

Leslie’s Poolmart, Inc.

Exhibit Number	Description
10.24*†	Amendment #1 dated as of January 24, 2005 to the Amended and Restated Employment Agreement dated November 21, 2003 between the Company and Lawrence H. Hayward (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on January 25, 2005)

10.25*†	Executive Employment Agreement dated as of April 22, 2005 between the Company and Steven L. Ortega (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2005)

10.26*†	Amendment #1 to the Executive Employment Agreement dated as of April 22, 2005 between the Company and Steven L. Ortega dated as of July 1, 2005 (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 12, 2005)

10.27*	Amended and Restated Loan and Security Agreement dated as of January 25, 2005 between the Company, LPM Manufacturing, Inc., Wells Fargo Retail Finance LLC and the other lenders parties thereto (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on January 28, 2005)

10.28*	Registration Rights Agreement, dated as of January 25, 2005, between the Company and certain holders of the Company’s 7.75% Senior Notes due 2013 (previously filed as Exhibit 10.01 to the Current Report on Form 8-K filed on January 28, 2005)

21.1*	Subsidiaries (previously filed as Exhibit 21.1 to the Annual Report on Form 10-K405 filed on December 22, 1999)

23.1	Consent of Ernst & Young LLP, Independent Registered Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Lawrence H. Hayward

31.2	Certification of Steven L. Ortega

32.1	Certification of Lawrence H. Hayward and Steven L. Ortega

*	Previously filed
†	Management contract or compensatory plan

Leslie’s Poolmart, Inc.

COPIES OF THIS FORM 10-K MAY BE OBTAINED WITHOUT CHARGE UPON WRITTEN

REQUEST TO THE COMPANY AT THE FOLLOWING ADDRESS:

LESLIE’S POOLMART, INC.

3925 E. BROADWAY RD., SUITE #100

PHOENIX, ARIZONA 85040

ATTN: CORPORATE SECRETARY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on December 21, 2006.

LESLIE’S POOLMART, INC. (Registrant)

By:	/s/ STEVEN L. ORTEGA
Steven L. Ortega Chief Financial Officer

Leslie’s Poolmart, Inc.

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

Signature	Capacity	Date
/S/ LAWRENCE H. HAYWARD Lawrence H. Hayward	Chairman of the Board of Directors and Chief Executive Officer	December 21, 2006

/S/ EDWARD C. AGNEW Edward C. Agnew	Director	December 21, 2006

/S/ JOHN M. BAUMER John M. Baumer	Director	December 21, 2006

/S/ JOHN G. DANHAKL John G. Danhakl	Director	December 21, 2006

/S/ MICHAEL J. FOURTICQ Michael J. Fourticq	Director	December 21, 2006

/S/ MICHAEL L. HATCH Michael L. Hatch	President, Chief Operating Officer and Director	December 21, 2006

/S/ TED C. NARK Ted C. Nark	Director	December 21, 2006

/S/ STEVEN L. ORTEGA Steven L. Ortega	Chief Financial Officer, Director and Principal Accounting Officer	December 21, 2006