Form 10-Q
period 2006-12-30
LESLIES POOLMART INC
filed 2007-02-09
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 30, 2006

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

The number of shares of the registrant’s Common Stock outstanding at February 8, 2007 was 40,045,000 shares.

LESLIE’S POOLMART, INC.

AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended December 30, 2006

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Leslie ’s Poolmart, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share information)

	December 30, 2006	September 30, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,388	$39,004
Accounts and other receivables, net	5,129	7,315
Inventories	79,242	64,544
Prepaid expenses and other current assets	2,840	2,522
Deferred tax assets	8,329	8,329

Total current assets	105,928	121,714

Property, plant and equipment, net	36,353	38,136
Intangible assets	8,058	8,072
Deferred financing costs, net	5,914	6,168
Deferred tax assets	4,445	4,445
Other assets	358	320

Total assets	$161,056	$178,855

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$35,313	$31,473
Accrued expenses	31,050	35,860
Income taxes payable	225	11,040
Deferred tax liabilities	128	128

Total current liabilities	66,716	78,501

Other long term liabilities	13,843	12,632
Redeemable preferred stock, $0.001 par value; authorized 1,000,000 shares, issued and outstanding 41,000 Series A at December 30, 2006 and at September 30, 2006	41,000	41,000
Senior notes, net	168,978	168,946

Total liabilities	290,537	301,079

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, authorized 50,000,000 shares, issued and outstanding 40,045,000 shares at December 30, 2006 and at September 30, 2006	40	40
Paid-in deficit	(144,081)	(144,081)
Treasury stock, 90,000 shares at cost at December 30, 2006 and at September 30, 2006	(332)	(332)
Retained earnings	14,892	22,149

Total stockholders’ deficit	(129,481)	(122,224)

Total liabilities and stockholders’ deficit	$161,056	$178,855

See accompanying notes to consolidated financial statements.

Leslie’s Poolma rt, Inc.

Consolidated Statements of Operations (unaudited)

(Amounts in thousands)

	13 Weeks Ended
	December 30, 2006	December 31, 2005
Sales	$52,695	$48,145

Cost of merchandise sold and services sold, including warehousing and transportation expenses	27,242	25,391

Gross profit	25,453	22,754
Selling, general and administrative expenses	33,927	31,759

Operating loss	(8,474)	(9,005)
Other expenses/(income):
Interest expense	4,861	4,912
Interest income	(283)	(72)
Other expense	35	193

Total other expense	4,613	5,033

Loss before income taxes	(13,087)	(14,038)
Income tax benefit	(5,830)	(5,196)

Net loss	$(7,257)	$(8,842)

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	13 Weeks Ended
	December 30, 2006	December 31, 2005
Operating activities:
Net loss	$(7,257)	$(8,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,045	2,845
Preferred stock dividend and accretion	1,211	1,097
Amortization of loan fees and discounts	286	293
Allowance for doubtful accounts	77	35
Loss on disposition of assets	35	193
Deferred income taxes	—	197
Changes in operating assets and liabilities:
Accounts and other receivables	2,109	3,456
Inventories	(14,698)	(10,100)
Prepaid expenses and other current assets	(318)	256
Other assets	(38)	18
Accounts payable and accrued expenses	(970)	2,181
Income taxes payable	(10,815)	(7,739)

Net cash used in operating activities	(27,333)	(16,110)

Investing activities:
Purchase of property, equipment and intangibles	(1,283)	(735)

Net cash used in investing activities	(1,283)	(735)

Financing activities:
Net line of credit borrowings	—	15,896
Purchase of treasury stock	—	(40)

Net cash provided by financing activities	—	15,856

Net decrease in cash and cash equivalents	(28,616)	(989)

Cash and cash equivalents at beginning of period	39,004	2,172

Cash and cash equivalents at end of period	$10,388	$1,183

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements (unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week period ended December 30, 2006 are not necessarily indicative of the results that may be expected for the year ended September 29, 2007.

The balance sheet at September 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the Consolidated Financial Statements and Notes thereto included in Leslie’s Poolmart, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2006.

(2) Organization and Operation

Leslie’s Poolmart, Inc., which is sometimes referred to as the “Company” or “Leslie’s” in this report, is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie’s Swimming Pool Supplies through 540 stores in 35 states, a nationwide mail order catalog, and web store. The Company also operates five distribution facilities and repackages certain bulk chemical products for retail sale. The Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the third and fourth fiscal quarters.

(3) Stock-based Compensation

Effective October 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments, including grants of employee stock options and nonvested shares, to be recognized in the financial statements based on their fair values at date of grant. Under SFAS No. 123R, companies are required to measure the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and to recognize this cost in the income statement over the period during which an award recipient is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition.

As the Company is a nonpublic company under the provisions of SFAS No. 123R, we were required to adopt SFAS No. 123R using the prospective method which requires the Company to apply the provisions of SFAS No. 123R prospectively to new awards and to awards modified, repurchased or cancelled after September 30, 2006. Awards granted after September 30, 2006 are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on a straight line basis over the service periods of each award. The Company did not grant or modify any share-based compensation during the 13 weeks ended December 30, 2006.

The adoption of SFAS No. 123R had no effect on the Company’s net income for the 13 weeks period ended December 30, 2006, as no options were granted or modified during that period.

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements (unaudited)

(4) Inventories

Inventories consist of the following:

Amounts in thousands	December 30, 2006	September 30, 2006
Raw materials and supplies	$2,124	$1,116
Finished goods	77,118	63,428

Total Inventories	$79,242	$64,544

(5) Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” and must be adopted by the Company no later than September 30, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its tax returns. The Company has not evaluated the impact of adopting FIN 48.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. We do not believe that the application of SAB 108 will have a material effect on our results of operations or financial position.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“FAS 154”). FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of FAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of FAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.

(6) Subsequent Events

On February 7, 2007, the Company entered into an Agreement and Plan of Merger with Leslie’s Holdings, Inc., a newly created subsidiary of the Company (“Holdings”), and Leslie’s Merger Sub, Inc., a newly created subsidiary of Holdings (“Merger Sub”). The purpose of the merger agreement is to form a holding company for the Company. Pursuant to the merger agreement, Merger Sub will be merged with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Holdings. The merger is structured as a tax-free reorganization to the Company’s stockholders. As a result of the merger, each share of outstanding common stock of the Company will be exchanged for one share of common stock of Holdings, and each share of outstanding 10% senior redeemable exchangeable cumulative preferred stock of the Company will be exchanged for one share of 10% senior redeemable exchangeable cumulative preferred stock of Holdings with the same rights, privileges, and preferences, including as to liquidation.

Leslie’s Poolmart, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

This discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with its unaudited consolidated financial statements and disclosures included elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

General

Leslie’s Poolmart, Inc. (the “Company” or “Leslie’s”) is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company markets its products through 540 Company-owned stores in 35 states; a nationwide mail order catalog; and the Internet. Leslie’s is vertically integrated, operating a chemical repackaging facility in Ontario, California and a specialty chemical repackaging facility in Hebron, Kentucky. The Company supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Swedesboro, New Jersey; Hebron, Kentucky; and Orlando, Florida.

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

Leslie’s Poolmart, Inc.

Results of Operations

Net Sales. Net sales for the 13 weeks ended December 30, 2006 were $52.7 million compared to $48.1 million for the 13 weeks ended December 31, 2005. The 9.5% increase was due to improved comparable store sales coupled with an increase in store count, with 540 stores in fiscal 2007 versus 511 stores in fiscal 2006. During the quarter, the Company opened one new store and closed 2 stores.

Comparable store sales for the 13 weeks ended December 30, 2006 increased 3.5% as compared to the 13 weeks ended December 31, 2005. The comparable store sales increase was primarily due to favorable weather conditions in most of the Company’s markets. The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed.

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

Gross Profit. Gross profit for the 13 weeks ended December 30, 2006 was $25.5 million compared to $22.8 million for the 13 weeks ended December 31, 2005. As a percentage of sales, gross profit was 48.3% for the first quarter of fiscal 2007 compared to 47.3% for the first quarter of fiscal 2006. Gross profit dollars improved primarily due to the increase in sales associated with the increased store count.

Operating and Administrative Expense. Operating and administrative expense for the 13 weeks ended December 30, 2006, was $33.9 million compared to $31.8 million for the 13 weeks ended December 31, 2005. Operating expense dollars increased during the first quarter of 2007 due primarily to increases in occupancy and other related costs associated with the increased store count as compared to the first quarter of 2006.

Operating loss. Operating loss for the 13 weeks ended December 30, 2006 improved by $0.5 million, from $9.0 million during the 13 weeks ended December 31, 2005 to $8.5 million for the 13 weeks ended December 30, 2006. Operating results improved primarily due to the increases in sales and related gross profit achieved during the quarter.

Other Income and Expense. Net interest expense was $4.6 million for the 13 weeks ended December 30, 2006 compared to $4.8 million for the 13 weeks ended December 31, 2005. The decrease in interest expense was due to the decrease in average debt balances in the year to date.

Income Taxes. The Company’s income tax benefit for the 13 weeks ended December 30, 2006 was $5.8 million, or an effective rate of 44.5%, as compared to a $5.2 million benefit, or an effective rate of 37.0% for the 13 weeks ended December 31, 2005. The effective rate of the income tax provision is higher in fiscal 2007 due to an adjustment to reflect a quarterly provision in line with the Company’s estimated annual effective rate. The Company’s effective tax rate for 2007 exceeds the expected statutory rates due to the nondeductibility of certain elements of the Company’s interest expense.

Adjusted EBITDA. The Adjusted EBITDA loss for the 13 weeks ended December 30, 2006 was $5.4 million compared to an Adjusted EBITDA loss of $6.2 million for the 13 weeks ended December 31, 2005. The improvement in Adjusted EBITDA was primarily due to the increases in sales and related gross profit achieved during the quarter.

Leslie’s Poolmart, Inc.

Adjusted EBITDA is determined as follows (1):

	13 Weeks Ended
Amounts in thousands	December 30, 2006	December 31, 2005
Net loss as reported	$(7,257)	$(8,842)
Depreciation and amortization	3,045	2,845
Interest expense, net	4,578	4,840
Loss on disposition of assets	35	193
Unusual item	59	—
Income tax benefit	(5,830)	(5,196)

Adjusted EBITDA	$(5,370)	$(6,160)

(1)	Adjusted EBITDA is defined as earnings before interest (including amortization of debt costs), taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, and unusual charges. Adjusted EBITDA is not a recognized measure of financial performance under GAAP, but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data all of which are prepared in accordance with GAAP. The Company has presented Adjusted EBITDA solely as supplemental disclosure because the Company believes it allows for a more complete analysis of results of operations and may present a better measure of liquidity for those charges that are not anticipated to be incurred in the future. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

Financial Condition, Liquidity and Capital Resources

Changes in Financial Condition.

During the 13 weeks between October 1, 2006 and December 30, 2006, total current assets decreased by $15.8 million. Inventories increased by $14.7 million during the period as the Company opened a new store and accelerated its purchases of certain products for the upcoming peak-selling season to take advantage of available discounting.

During the same period, current liabilities decreased by $11.8 million due primarily to the decrease in income taxes payable of $10.8 million during the period, due to lower taxable income.

Liquidity and Capital Resources.

Net cash used in operating activities was $27.3 million for the 13 weeks ended December 30, 2006 compared to net cash used in operating activities of $16.1 million for the same 13 week period in the prior year, primarily due to a more rapid buildup of inventory and a lower balance for income taxes payable.

Capital expenditures for the 13 weeks ended December 30, 2006 were $1.3 million. The Company expects to incur capital expenditures between $12.5 and $13.5 million in fiscal 2007, primarily for the purpose of opening new stores. It is anticipated that the balance of 2007 capital expenditures will be funded out of cash provided by operations with some possible temporary borrowings from its credit facility.

The Company had no net cash used in financing activities for the 13 weeks ended December 30, 2006, compared to $15.9 million in cash provided by financing activities in the prior year.

The Company believes its internally generated funds, as well as its borrowing capacity, are adequate to meet its working capital needs, maturing obligations and capital expenditure requirements, including those relating to the opening of new stores.

Leslie’s Poolmart, Inc.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” and must be adopted by the Company no later than September 30, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its tax returns. The Company has not evaluated the impact of adopting FIN 48.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. We do not believe that the application of SAB 108 will have a material effect on our results of operations or financial position.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“FAS 154”). FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of FAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of FAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s Amended Loan and Security Agreement carries interest rate risk as described in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. Amounts borrowed under this Agreement bear interest at either LIBOR plus 1.75%, or at the Company’s choice, the lender’s reference rate. Should the lenders’ base rate change, the Company’s interest expense will increase or decrease accordingly. As of December 30, 2006, no balance was outstanding under this facility.

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

In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 30, 2006 or in other factors that has materially affected, or is likely to materially affect the Company’s internal control over financial reporting. The Company has not identified any significant deficiencies or material weaknesses in the Company’s internal control over financial reporting, and therefore there were no corrective actions taken.

Leslie’s Poolmart, Inc.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is routinely involved in legal proceedings involving claims related to the ordinary course of its business. The Company is currently not party to any legal proceedings that it considers to be material. The Company was named as a defendant in a purported class action lawsuit that was filed in September 2006 in Los Angeles County Superior Court. In that action, the plaintiff sought damages under a claim that Leslie’s policy of obtaining personal information from customers who are returning products purchased from the Company is a violation of California Code of Civil Procedure Section 1021.5. Leslie’s retained class action counsel to defend the Company, who filed a demurrer seeking the dismissal of the plaintiff’s claims. After briefing and oral argument, the Superior Court judge sustained the Company’s demurrer on January 23, 2007, without leave to amend the complaint. The parties are awaiting the entry of a formal order by the Court, and the plaintiff has the right to appeal from the entry of that order.

While the outcome of any litigation is inherently unpredictable, the Company does not believe that the ultimate resolution of any of these matters will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

Certain factors exist which may affect Leslie’s business and could cause actual results to differ materially from those expressed in any forward-looking statements. The Company has not experienced any material changes from those risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

None.

Item 5.	Other Information

On February 7, 2007, the Company entered into an Agreement and Plan of Merger with Leslie’s Holdings, Inc., a newly created subsidiary of the Company (“Holdings”), and Leslie’s Merger Sub, Inc., a newly created subsidiary of Holdings (“Merger Sub”). The purpose of the merger agreement is to form a holding company for the Company. Pursuant to the merger agreement, Merger Sub will be merged with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Holdings. The merger is structured as a tax-free reorganization to the Company’s stockholders. As a result of the merger, each share of outstanding common stock of the Company will be exchanged for one share of common stock of Holdings, and each share of outstanding 10% senior redeemable exchangeable cumulative preferred stock of the Company will be exchanged for one share of 10% senior redeemable exchangeable cumulative preferred stock of Holdings with the same rights, privileges, and preferences, including as to liquidation.

The Company, GCP California Fund, L.P., Leslie’s Coinvestment, LLC and the majority stockholders have authorized certain amendments to the Stockholders Agreement dated as of January 25, 2005. Amendment No. 2, dated as of June 16, 2006 clarified certain terms related to the definition of fair market value and Amendment No. 3, dated as of February 7, 2007 modified certain terms regarding exempt transfers of shares by management and the assignment of the Stockholder Agreement to Holdings.

Item 6.	Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger to Form Holding Company

3.1	Form of Certificate of Incorporation of Surviving Corporation

10.1	Amendment No. 2 dated as of June 15, 2006 to the Stockholders Agreement dated as of January 25, 2005 among the Company, GCP California Fund, L.P., Leslie’s Coinvestment, LLC and the stockholders identified on the signature pages thereto.

10.2	Amendment No. 3 dated as of February 7, 2007 to the Stockholders Agreement dated as of January 25, 2005 among the Company, GCP California Fund, L.P., Leslie’s Coinvestment, LLC and the stockholders identified on the signature pages thereto.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LESLIE’S POOLMART, INC.

By:	/s/ Lawrence H. Hayward
Lawrence H. Hayward
Chief Executive Officer

Date: February 9, 2007

By:	/s/ Steven L. Ortega
Steven L. Ortega
Executive Vice-President and Chief Financial Officer

Date: February 9, 2007