Form 10-Q
period 2007-03-31
LESLIES POOLMART INC
filed 2007-05-15
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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

The number of shares of the registrant’s Common Stock outstanding at May 14, 2007 was 100 shares.

LESLIE’S POOLMART, INC.

AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

FORM 10-Q

For the Quarterly Period Ended March 31, 2007

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Consolidated Balance Sheets

(Amounts in thousands, except share information)

	March 31, 2007	September 30, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,056	$39,004
Accounts and other receivables, net	7,836	7,315
Inventories	95,991	64,544
Prepaid expenses and other current assets	3,302	2,522
Deferred tax assets	15,593	8,329

Total current assets	129,778	121,714
Property, plant and equipment, net	37,468	38,136
Intangible assets	8,044	8,072
Deferred financing costs, net	5,660	6,168
Deferred tax assets	4,445	4,445
Other assets	343	320

Total assets	$185,738	$178,855

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$61,508	$31,473
Accrued expenses	30,245	35,860
Income taxes payable	—	11,040
Deferred tax liabilities	128	128

Total current liabilities	91,881	78,501
Revolving commitments	4,000	—
Other long term liabilities	5,039	12,632
Redeemable preferred stock, $0.001 par value; authorized 1,000,000 shares, issued and outstanding no shares at March 31, 2007 and 41,000 shares of Series A at September 30, 2006	—	41,000
Senior notes, net	169,011	168,946

Total liabilities	269,931	301,079

Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.001 par value, authorized 50,000,000 shares, issued and outstanding 100 shares at March 31, 2007 and 40,045,000 shares at September 30, 2006	—	40
Paid-in deficit	(91,984)	(144,081)
Treasury stock, no shares at March 31, 2007 and 90,000 shares at September 30, 2006	—	(332)
Retained earnings	7,791	22,149

Total stockholders’ deficit	(84,193)	(122,224)

Total liabilities and stockholders’ deficit	$185,738	$178,855

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Operations (unaudited)

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

(Amounts in thousands)

	13 Weeks Ended		26 Weeks Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	$57,393	$48,352	$110,088	$96,497
Cost of merchandise sold and services sold, including warehousing and transportation expenses	27,587	22,879	54,829	48,270

Gross profit	29,806	25,473	55,259	48,227
Selling, general and administrative expenses	36,940	33,821	70,867	65,580

Operating loss	(7,134)	(8,348)	(15,608)	(17,353)
Other expenses/(income):
Interest expense	4,417	5,334	9,278	10,246
Interest income	(60)	(1)	(343)	(73)
Other expense	50	—	85	193

Total other expense	4,407	5,333	9,020	10,366

Loss before income taxes	(11,541)	(13,681)	(24,628)	(27,719)
Income tax benefit	(4,440)	(7,971)	(10,270)	(13,167)

Net loss	$(7,101)	$(5,710)	$(14,358)	$(14,552)

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Cash Flows (unaudited)

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

(Amounts in thousands)

	26 Weeks Ended
	March 31, 2007	April 1, 2006
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(14,358)	$(14,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,144	5,612
Preferred stock dividend and accretion	1,886	2,221
Amortization of loan fees and discounts	573	587
Allowance for doubtful accounts	167	48
Loss on disposition of assets	85	193
Deferred income taxes	(7,264)	(7,899)
Changes in operating assets and liabilities:
Accounts and other receivables	(688)	4,481
Inventories	(31,447)	(34,731)
Prepaid expenses and other current assets	(780)	(1,165)
Other assets	(23)	6
Accounts payable and accrued expenses	24,246	25,491
Income taxes payable	(11,040)	(7,739)

Net cash used in operating activities	(32,499)	(27,447)

Investing activities:
Purchase of property, equipment and intangibles	(5,543)	(2,811)
Proceeds from dispositions of property	10	—

Net cash used in investing activities	(5,533)	(2,811)

Financing activities:
Net line of credit borrowings	4,000	31,687
Excess tax benefits from stock-based compensation	2,084	—
Proceeds from issuance of common and treasury stock, net of fees	—	200
Purchase of treasury stock	—	(40)

Net cash provided by financing activities	6,084	31,847

Net increase (decrease) in cash and cash equivalents	(31,948)	1,589
Cash and cash equivalents at beginning of period	39,004	2,172

Cash and cash equivalents at end of period	$7,056	$3,761

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Notes to Consolidated Financial Statements (unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week and 26-week periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 29, 2007.

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

(2) Organization and Operation

Leslie’s Poolmart, Inc., which is sometimes referred to as the “Company” or “Leslie’s” in this report, is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie’s Swimming Pool Supplies through 559 stores in 35 states, a nationwide mail order catalog, and web store. The Company also operates five distribution facilities and repackages certain bulk chemical products for retail sale. The Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the third and fourth fiscal quarters.

The Company became a subsidiary of Leslie’s Holdings, Inc (“Holdings”) during February 2007, in conjunction with a tax-free reorganization to the Company’s stockholders. As a result of the reorganization, each share of outstanding common stock of the Company was exchanged for one share of common stock of Holdings, and each share of outstanding 10% senior redeemable exchangeable cumulative preferred stock of the Company was exchanged for one share of 10% senior redeemable exchangeable cumulative preferred stock of Holdings with the same rights, privileges, and preferences, including as to liquidation. The exchange of the 10% senior redeemable exchangeable cumulative preferred stock of the Company for similar stock of Holdings was accounted for as contributed capital to the Company, given that the assumption of the obligation by Holdings without recourse to the Company had the effect of extinguishing the rights of the preferred stockholders and the resulting obligation.

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

As the Company is a nonpublic company under the provisions of SFAS No. 123R, we were required to adopt SFAS No. 123R using the prospective method which requires the Company to apply the provisions of SFAS No. 123R prospectively to new awards and to awards modified, repurchased or cancelled after September 30, 2006. Awards granted after September 30, 2006 (of which there have been none to date) are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on a straight line basis over the service periods of each award. Compensation cost for the unvested portion of awards outstanding is recognized as the requisite service is rendered.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Notes to Consolidated Financial Statements (unaudited)

As of the reorganization, all contractual rights and obligations relating to the Leslie’s 2005 Stock Option Plan and related Option Agreements and Notices of Option Grants were adopted by Holdings and deemed to apply to Holdings common stock. During the second quarter of 2007, Holdings’ Board of Directors accelerated the vesting of all outstanding stock options to purchase shares of common stock of Holdings. The fair value of the awards immediately before the modification of the vesting was the same value as the fair value after the modification took effect. Accordingly, no compensation expense was recorded under SFAS No. 123R for the three and six months ended March 31, 2007. All of the options were exercised in February of 2007 after the transfer to Holdings which gave rise to a tax benefit of approximately $2.1 million attributed to the Company. To the extent the tax benefit meets the realization criteria of SFAS 123(R), the benefit will be recorded as a credit to equity since the entire benefit exceeded the recorded expense of zero. The Company did not otherwise grant or modify any share-based compensation during the 26 weeks ended March 31, 2007. As of March 31, 2007 the Company has no outstanding equity awards to its employees either directly or through grants by Holdings that would be attributable to the Company’s employees and thereby accounted for as an expense of the Company.

(4) Taxation of the Company and Holdings

The Company and its subsidiaries may be included in the consolidated Federal income tax return and certain state income tax returns of Holdings. The Company’s financial statements recognize the current and deferred income tax consequences that result from the Company’s activities during the current and preceding periods pursuant to the provisions of SFAS 109, as if the Company were a separate taxpayer rather than a member of Holding’s consolidated income tax return group.

(5) Inventories

Inventories consist of the following:

Amounts in thousands	March 31, 2007	September 30 2006
Raw materials and supplies	$1,448	$1,116
Finished goods	94,543	63,428

Total Inventories	$95,991	$64,544

(6) Recently Issued Accounting Pronouncements

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

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

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

General

Leslie’s Poolmart, Inc. (the “Company” or “Leslie’s”) is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company markets its products through 559 Company-owned stores in 35 states; a nationwide mail order catalog; and the Internet. Leslie’s is vertically integrated, operating a chemical repackaging facility in Ontario, California and a specialty chemical repackaging facility in Hebron, Kentucky. The Company supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Swedesboro, New Jersey; Hebron, Kentucky; and Orlando, Florida.

The Company was incorporated as a Delaware corporation in 1997 and became a wholly-owned subsidiary of Leslie’s Holdings Inc. in February 2007 through a reorganization. The Company’s principal executive offices are located at 3925 E. Broadway Road, Suite 100, Phoenix, Arizona 85040, and the telephone number at that address is (602) 366-3999. Leslie’s corporate website address is www.lesliespool.com.

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

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Results of Operations

Net Sales. Net sales for the 13 weeks ended March 31, 2007 were $57.4 million compared to $48.4 million for the 13 weeks ended April 1, 2006. The 18.7% increase was due to improved comparable store sales coupled with an increase in store count, with 559 stores in fiscal 2007 versus 526 stores in fiscal 2006. During the quarter, the Company opened 19 new stores. Net sales for the 26 weeks ended March 31, 2007 increased 14.1% as compared to the 26 weeks ended April 1, 2006.

Comparable store sales for the 13 weeks ended March 31, 2007 increased 14.1% as compared to the 13 weeks ended April 1, 2006. The comparable store sales increase was primarily due to favorable weather conditions in most of the Company’s markets. Comparable store sales for the 26 weeks ended March 31, 2007 increased 8.8% as compared to the 26 weeks ended April 1, 2006. The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a recognized measure of financial performance under accounting principles generally accepted in the United States (“GAAP”). Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

Gross Profit. Gross profit for the 13 weeks ended March 31, 2007 was $29.8 million compared to $25.5 million for the 13 weeks ended April 1, 2006. As a percentage of sales, gross profit was 51.9% for the second quarter of fiscal 2007 compared to 52.7% for the second quarter of fiscal 2006. Gross profit dollars improved primarily due to the increase in sales and increased store count. For the 26 weeks ended March 31, 2007, gross profit was $55.3 million compared to $48.2 million for the 26 weeks ended April 1, 2006. As a percentage of sales, gross profit for the 26 weeks was 50.2% for the second quarter of fiscal 2007 compared to 50.0% for the second quarter of fiscal 2006.

Operating and Administrative Expense. Operating and administrative expenses for the 13 weeks ended March 31, 2007, were $36.9 million compared to $33.8 million for the 13 weeks ended April 1, 2006. Operating expense dollars increased during the second quarter of 2007 due primarily to increases in occupancy and other related costs associated with the increased store count as compared to the second quarter of 2006. For the 26 weeks ended March 31, 2007, operating expenses were $70.9 million, as compared to $65.6 million in the prior year.

Operating loss. Operating loss for the 13 weeks ended March 31, 2007 improved by $1.2 million, from $8.3 million during the 13 weeks ended April 1, 2006 to $7.1 million for the 13 weeks ended March 31, 2007. Operating results improved due to the increases in sales and related gross profit achieved during the quarter. The operating loss for the 26 weeks ended March 31, 2007 improved by $1.8 million, from a loss of $17.4 million during the 26 weeks ended April 1, 2006 to an operating loss of $15.6 million for the 26 weeks ended March 31, 2007.

Other Income and Expense. Net interest expense was $4.4 million for the 13 weeks ended March 31, 2007 compared to $5.3 million for the 13 weeks ended April 1, 2006. The decrease in interest expense was due to the decrease in average debt balances in the year to date and the elimination of interest on the Company’s preferred stock which was assumed by Holdings. For the 26 weeks ended March 31, 2007, the net interest expense was $8.9 million versus $10.2 million in the prior year.

Income Taxes. The Company’s income tax benefit for the 13 weeks ended March 31, 2007 was $4.4 million, or an effective rate of 38.5%, as compared to a $8.0 million benefit, or an effective rate of 58.3% for the 13 weeks ended April 1, 2006. The effective rate of the income tax benefit is higher in second quarter 2007 due to an adjustment to reflect a quarterly provision in line with the Company’s estimated annual effective rate. For the 26 weeks ended March 31, 2007, the income tax benefit was $10.3 million, or an effective rate of 41.7 % versus $13.2 million, or an effective rate of 47.5 % in the prior year. The Company’s effective tax rate for 2007 exceeds the expected statutory rates due to the nondeductibility of certain elements of the Company’s interest expense.

Adjusted EBITDA. The Adjusted EBITDA loss for the 13 weeks ended March 31, 2007 was $3.8 million compared to an Adjusted EBITDA loss of $5.6 million for the 13 weeks ended April 1, 2006. For the 26 weeks ended March 31, 2007, Adjusted EBITDA loss was $9.2 million compared to an Adjusted EBITDA loss of $11.7 million for the 26 weeks ended April 1, 2006.

The improvement in Adjusted EBITDA was primarily due to the increases in sales and related gross profit achieved during the quarter.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Adjusted EBITDA is determined as follows (1):

	13 Weeks Ended		26 Weeks Ended
Amounts in thousands	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Net loss as reported	$(7,101)	$(5,710)	$(14,358)	$(14,552)
Depreciation	3,099	2,767	6,144	5,612
Interest expense, net	4,357	5,333	8,935	10,173
Loss on disposition of assets	50	—	85	193
Income tax benefit	(4,440)	(7,971)	(10,270)	(13,167)
Unusual charges	246	—	305	—

Adjusted EBITDA loss	$(3,789)	$(5,581)	$(9,159)	$(11,741)

(1)	Adjusted EBITDA is is defined as earnings before interest (including amortization of debt costs), taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, and unusual charges. Adjusted EBITDA is not a recognized measure of financial performance under GAAP, but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data all of which are prepared in accordance with GAAP. The Company has presented Adjusted EBITDA solely as supplemental disclosure because the Company believes it allows for a more complete analysis of results of operations and may present a better measure of liquidity for those charges that are not anticipated to be incurred in the future. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

Financial Condition, Liquidity and Capital Resources

Changes in Financial Condition.

During the 26 weeks between October 1, 2006 and March 31, 2007, total current assets increased by $8.1 million. Inventories increased by $31.4 million during the period as the Company opened a new store and accelerated its purchases of certain products for the upcoming peak-selling season to take advantage of available discounting, offset by a reduction in cash.

During the same period, current liabilities increased by $13.4 million due primarily to the increase in accounts payable of $30.0 million during the period, offset by lower income taxes payable and a reduction in accrued expenses.

Liquidity and Capital Resources.

Net cash used in operating activities was $32.5 million for the 26 weeks ended March 31, 2007 compared to net cash used in operating activities of $27.4 million for the same 26 week period in the prior year, primarily due to a lower balance for income taxes payable.

Capital expenditures for the 26 weeks ended March 31, 2007 were $5.5 million. The Company expects to incur capital expenditures between $12.5 and $13.5 million in fiscal 2007, primarily for the purpose of opening new stores. It is anticipated that the balance of 2007 capital expenditures will be funded out of cash provided by operations with some possible temporary borrowings from the Company’s revolving credit facility.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

The Company had $6.1 million in cash provided by financing activities for the 26 weeks ended March 31, 2007, compared to $31.8 million in cash provided by financing activities in the prior year. The decrease was due to lower borrowings drawn against the Company’s revolving credit facility as compared to the prior year. The Company believes its internally generated funds, as well as its borrowing capacity, are adequate to meet its working capital needs, maturing obligations and capital expenditure requirements, including those relating to the opening of new stores.

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

The Company’s Amended Loan and Security Agreement carries interest rate risk as described in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. Amounts borrowed under this Agreement bear interest at either LIBOR plus 1.75%, or at the Company’s choice, the lender’s reference rate. Should the lenders’ base rate change, the Company’s interest expense will increase or decrease accordingly. As of March 31, 2007, $4.0 million was outstanding under this facility.

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

In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 or in other factors that has materially affected, or is likely to materially affect the Company’s internal control over financial reporting. The Company has not identified any significant deficiencies or material weaknesses in the Company’s internal control over financial reporting, and therefore there were no corrective actions taken.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

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
Lawrence H. Hayward
Chief Executive Officer
Date: May 14, 2007

/s/ Steven L. Ortega
Steven L. Ortega
Chief Financial Officer
Date: May 14, 2007