Form 10-Q
period 2007-06-30
LESLIES POOLMART INC
filed 2007-08-13
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

The number of shares of the registrant’s Common Stock outstanding at August 13, 2007 was 100 shares.

LESLIE’S POOLMART, INC.

AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

FORM 10-Q

For the Quarterly Period Ended June 30, 2007

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Consolidated Balance Sheets

(Amounts in thousands, except share information)

	June 30, 2007	September 30, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,114	$39,004
Accounts and other receivables, net	13,515	7,315
Inventories	86,400	64,544
Prepaid expenses and other current assets	2,569	2,522
Deferred tax assets	8,201	8,201

Total current assets	171,799	121,586
Property, plant and equipment, net	39,505	38,136
Intangible assets	8,055	8,072
Deferred financing costs, net	5,679	6,168
Deferred tax assets	4,445	4,445
Other assets	340	320

Total assets	$229,823	$178,727

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$53,613	$31,473
Accrued expenses	41,397	35,860
Income taxes payable	13,766	11,040

Total current liabilities	108,776	78,373
Other long term liabilities	6,073	12,632
Redeemable preferred stock, $0.001 par value; authorized 1,000,000 shares, issued and outstanding no shares at June 30, 2007 and 41,000 shares of Series A at September 30, 2006	—	41,000
Senior notes, net	169,045	168,946

Total liabilities	283,894	300,951
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.001 par value, authorized 50,000,000 shares, issued and outstanding 100 shares at June 30, 2007 and 40,045,000 shares at September 30, 2006	—	40
Paid-in deficit	(91,984)	(144,081)
Treasury stock, no shares at June 30, 2007 and 90,000 shares at September 30, 2006	—	(332)
Retained earnings	37,913	22,149

Total stockholders’ deficit	(54,071)	(122,224)

Total liabilities and stockholders’ deficit	$229,823	$178,727

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Operations (unaudited)

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

(Amounts in thousands)

	13 Weeks Ended		39 Weeks Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	$204,816	$198,114	$314,904	$294,611
Cost of merchandise sold and services sold, including warehousing and transportation expenses	100,282	99,678	155,111	147,948

Gross profit	104,534	98,436	159,793	146,663
Selling, general and administrative expenses	50,216	49,801	121,083	115,381

Operating income	54,318	48,635	38,710	31,282
Other expenses/(income):
Interest expense	3,378	4,970	12,656	15,216
Interest income	(302)	(66)	(645)	(139)
Other expense	(379)	(203)	(294)	(10)

Total other expense	2,697	4,701	11,717	15,067

Earnings before income taxes	51,621	43,934	26,993	16,215
Income tax expense	21,499	20,869	11,229	7,702

Net income	$30,122	$23,065	$15,764	$8,513

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Cash Flows (unaudited)

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

(Amounts in thousands)

	39 Weeks Ended
	June 30, 2007	July 1, 2006
	(unaudited)	(unaudited)
Operating activities:
Net income	$15,764	$8,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,392	8,976
Preferred stock dividend and accretion	1,886	3,373
Amortization of loan fees and discounts	588	826
Allowance for doubtful accounts	167	149
Gain on disposition of assets	(294)	(10)
Deferred income taxes	—	731
Changes in operating assets and liabilities:
Accounts and other receivables	(6,367)	1,354
Inventories	(21,856)	(22,601)
Prepaid expenses and other current assets	(47)	(1,581)
Other assets	(20)	149
Accounts payable and accrued expenses	28,537	42,806
Income taxes payable	2,726	4,191

Net cash provided by operating activities	30,476	46,876

Investing activities:
Purchase of property, equipment and intangibles	(10,938)	(8,402)
Proceeds from dispositions of property	488	229

Net cash used in investing activities	(10,450)	(8,173)
Financing activities:
Net line of credit borrowings	—	(7,104)
Excess tax benefits from stock-based compensation	2,084	—
Proceeds from issuance of common and treasury stock, net of fees	—	200
Purchase of treasury stock	—	(229)

Net cash provided by/(used in) financing activities	2,084	(7,133)

Net increase in cash and cash equivalents	22,110	31,570
Cash and cash equivalents at beginning of period	39,004	2,172

Cash and cash equivalents at end of period	$61,114	$33,742

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Notes to Consolidated Financial Statements (unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week and 39-week periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 29, 2007.

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

(2) Organization and Operation

Leslie’s Poolmart, Inc., which is sometimes referred to as the “Company” or “Leslie’s” in this report, is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie’s Swimming Pool Supplies through 577 stores in 35 states, a nationwide mail order catalog, and web store. The Company also operates five distribution facilities and repackages certain bulk chemical products for retail sale. The Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the third and fourth fiscal quarters.

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

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Notes to Consolidated Financial Statements (unaudited)

As of the reorganization, all contractual rights and obligations relating to the Leslie’s 2005 Stock Option Plan and related Option Agreements and Notices of Option Grants were adopted by Holdings and deemed to apply to Holdings common stock. During the second quarter of 2007, Holdings’ Board of Directors accelerated the vesting of all outstanding stock options to purchase shares of common stock of Holdings. The fair value of the awards immediately before the modification of the vesting was the same value as the fair value after the modification took effect. Accordingly, no compensation expense was recorded under SFAS No. 123R for 2007. All of the options were exercised in February of 2007 after the transfer to Holdings which gave rise to a tax benefit of approximately $2.1 million attributed to the Company. Given that the tax benefit meets the realization criteria of SFAS 123(R), the benefit has been recorded as a credit to equity since the entire benefit exceeded the recorded expense of zero. The Company did not otherwise grant or modify any share-based compensation during the 39 weeks ended June 30, 2007. As of June 30, 2007 the Company has no outstanding equity awards to its employees either directly or through grants by Holdings that would be attributable to the Company’s employees and thereby accounted for as an expense of the Company.

(4) Taxation of the Company and Holdings

The Company and its subsidiaries will be included in the consolidated Federal income tax return and certain state income tax returns of Holdings. The Company’s financial statements recognize the current and deferred income tax consequences that result from the Company’s activities during the current and preceding periods pursuant to the provisions of SFAS 109, as if the Company were a separate taxpayer rather than a member of Holding’s consolidated income tax return group.

(5) Inventories

Inventories consist of the following:

Amounts in thousands	June 30, 2007	September 30 2006
Raw materials and supplies	$1,358	$1,116
Finished goods	85,042	63,428

Total Inventories	$86,400	$64,544

(6) Subsequent Events

On July 16, 2007, the Company’s board of directors declared a cash dividend of $14.9 million on the Company’s common stock, par value $0.001 per share, to Leslie’s Holdings, Inc., as its sole common stockholder of record on that date, in an aggregate amount. The cash dividend was paid on August 1, 2007.

(7) Recently Issued Accounting Pronouncements

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

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The Company does not believe that the application of SAB 108 will have a material effect on our results of operations or financial position.

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

General

Leslie’s Poolmart, Inc. (the “Company” or “Leslie’s”) is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company markets its products through 577 Company-owned stores in 35 states; a nationwide mail order catalog; and the Internet. Leslie’s is vertically integrated, operating a chemical repackaging facility in Ontario, California and a specialty chemical repackaging facility in Hebron, Kentucky. The Company supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Swedesboro, New Jersey; Hebron, Kentucky; and Orlando, Florida.

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

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Results of Operations

Net Sales. Net sales for the 13 weeks ended June 30, 2007 were $204.8 million compared to $198.1 million for the 13 weeks ended July 1, 2006. The 3.4% increase was due to improved comparable store sales coupled with an increase in store count, with 577 stores in fiscal 2007 versus 537 stores in fiscal 2006. During the quarter, the Company opened 18 new stores. Net sales for the 39 weeks ended June 30, 2007 increased 6.9% as compared to the 39 weeks ended July 1, 2006.

Comparable store sales for the 13 weeks ended June 30, 2007 increased .5% as compared to the 13 weeks ended July 1, 2006, while comparable store sales for the 39 weeks ended June 30, 2007 increased 3.2% as compared to the 39 weeks ended July 1, 2006. The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a recognized measure of financial performance under accounting principles generally accepted in the United States (“GAAP”). Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

Gross Profit. Gross profit for the 13 weeks ended June 30, 2007 was $104.5 million compared to $98.4 million for the 13 weeks ended July 1, 2006. As a percentage of sales, gross profit was 51.0% for the third quarter of fiscal 2007 compared to 49.7% for the third quarter of fiscal 2006. Gross profit dollars improved primarily due to the increase in sales and increased store count. For the 39 weeks ended June 30, 2007, gross profit was $159.8 million compared to $146.7 million for the 39 weeks ended July 1, 2006. As a percentage of sales, gross profit for the 39 weeks was 50.7% for the third quarter of fiscal 2007 compared to 49.8% for the third quarter of fiscal 2006.

Operating and Administrative Expense. Operating and administrative expenses for the 13 weeks ended June 30, 2007, were $50.2 million compared to $49.8 million for the 13 weeks ended July 1, 2006. For the 39 weeks ended June 30, 2007, operating expenses were $121.1 million, as compared to $115.4 million in the prior year. Operating expense dollars increased during 2007 due primarily to increases in occupancy and other related costs associated with the increased store count as compared to the same periods of fiscal 2006.

Operating income. Operating income for the 13 weeks ended June 30, 2007 improved by $5.7 million, from $48.6 million during the 13 weeks ended July 1, 2006 to $54.3 million for the 13 weeks ended June 30, 2007. Operating results improved due to the increases in sales and related gross profit achieved during the quarter. The operating income for the 39 weeks ended June 30, 2007 improved by $7.4 million, from $31.3 million during the 39 weeks ended July 1, 2006 to an operating income of $38.7 million for the 39 weeks ended June 30, 2007.

Other Income and Expense. Net interest expense was $3.1 million for the 13 weeks ended June 30, 2007 compared to $4.9 million for the 13 weeks ended July 1, 2006. The decrease in interest expense was due to the decrease in average debt balances in the year to date and the elimination of interest on the Company’s preferred stock which was assumed by Holdings. For the 39 weeks ended June 30, 2007, the net interest expense was $12.0 million versus $15.1 million in the prior year.

Income Taxes. The Company’s income tax expense for the 13 weeks ended June 30, 2007 was $21.5 million, or an effective rate of 41.6%, as compared to a $20.9 million provision, or an effective rate of 47.5% for the 13 weeks ended July 1, 2006. The effective rate of the income tax expense was higher in third quarter 2006 due to nondeductibility of certain elements of the Company’s interest expense that were present during fiscal 2006 but were eliminated during February 2007. For the 39 weeks ended June 30, 2007, the income tax expense was $11.2 million, or an effective rate of 41.6 % versus $7.7 million, or an effective rate of 47.5 % in the prior year.

Adjusted EBITDA. The Adjusted EBITDA for the 13 weeks ended June 30, 2007 was $57.6 million compared to an Adjusted EBITDA of $52.0 million for the 13 weeks ended July 1, 2006. For the 39 weeks ended June 30, 2007, Adjusted EBITDA was $48.4 million compared to an Adjusted EBITDA of $40.3 million for the 39 weeks ended July 1, 2006. The improvement in Adjusted EBITDA was primarily due to the increases in sales and related gross profit achieved during the quarter.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Adjusted EBITDA is determined as follows (1):

	13 Weeks Ended		39 Weeks Ended
Amounts in thousands	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net income as reported	$30,122	$23,065	$15,764	$8,513
Depreciation	3,248	3,364	9,392	8,976
Interest expense, net	3,076	4,904	12,011	15,077
Gain on disposition of assets	(379)	(203)	(294)	(10)
Income tax expense	21,499	20,869	11,229	7,702
Unusual charges	5	—	310	—

Adjusted EBITDA	$57,571	$51,999	$48,412	$40,258

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

Financial Condition, Liquidity and Capital Resources

Changes in Financial Condition.

During the 39 weeks between October 1, 2006 and June 30, 2007, total current assets increased by $50.2 million. Inventories increased by $21.9 million during the period as the Company opened a new store and accelerated its purchases of certain products for the upcoming peak-selling season to take advantage of available discounting. The remaining increases were in the Company’s cash accounts that increased $22.1 million, principally due to higher net income.

During the same period, current liabilities increased by $30.4 million due primarily to the increase in accounts payable of $22.1 million during the period.

Liquidity and Capital Resources.

Net cash provided by operating activities was $30.5 million for the 39 weeks ended June 30, 2007 compared to $46.9 million for the same 39 week period in the prior year, primarily due to a lower balance for accounts payable.

Capital expenditures for the 39 weeks ended June 30, 2007 were $10.9 million. The Company expects to incur capital expenditures between of approximately $13.5 million in fiscal 2007, primarily for the purpose of opening new stores. It is anticipated that the balance of 2007 capital expenditures will be funded out of cash provided by operations with some possible temporary borrowings from the Company’s revolving credit facility.

The Company had $2.1 million in cash provided by financing activities for the 39 weeks ended June 30, 2007, compared to $7.1 million in cash used in financing activities in the prior year. The increase was due to lower payments against the Company’s revolving credit facility as compared to the prior year.

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

The Company’s Amended Loan and Security Agreement carries interest rate risk as described in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. Amounts borrowed under this Agreement bear interest at either LIBOR plus 1.75%, or at the Company’s choice, the lender’s reference rate. Should the lenders’ base rate change, the Company’s interest expense will increase or decrease accordingly. As of June 30, 2007, the Company had no borrowings outstanding under this facility.

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

Item 2.	Unregistered Sales of Securities and Use of Proceeds

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Employment Agreement of Michael L. Hatch (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed on June 15, 2007, File No. 000-18741).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LESLIE’S POOLMART, INC.

By:	/s/ Lawrence H. Hayward
Lawrence H. Hayward
Chief Executive Officer
Date: August 13, 2007

/s/ Steven L. Ortega
Steven L. Ortega
Chief Financial Officer
Date: August 13, 2007