Form 10-K
period 2007-09-29
LESLIES POOLMART INC
filed 2007-12-17
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 29, 2007

or

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

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d).    Yes  ☒    No  ☐

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

The Number of Shares of Common Stock outstanding as of December 17, 2007 was 100.

For the Fiscal Year Ended September 29, 2007

PART I

ITEM 1. BUSINESS

Leslie’s Poolmart, Inc. (“Leslie’s” or the “Company”) is the leading national specialty retailer of swimming pool supplies and related products. These products primarily consist of regularly purchased, non-discretionary pool maintenance items such as chemicals, equipment, cleaning accessories and parts, and also include fun, safety and fitness-oriented recreational items. The Company currently markets its products under the trade name Leslie’s Swimming Pool Supplies through 577 company-owned retail stores in 35 states, mail order catalogs sent to selected pool owners nationwide, and an internet web store.

The Company provides its customers a comprehensive selection of high quality products, competitive every day low prices and superior customer service through knowledgeable and responsive sales personnel who offer a high level of technical assistance at convenient store locations. The typical Leslie’s store is located in an area with high concentrations of swimming pools and approximates 3,800 square feet of space. The typical store is located either in a strip center or on a freestanding site in an area of heavy retail activity, and draws its customers primarily from an approximately five-mile trade area. The Company maintains a proprietary mailing list of approximately 7.1 million addresses, including approximately 90% of the residential in-ground pools in the U.S. This highly focused list of target customers is central to the Company’s direct mail marketing efforts, which supports its retail stores, mail order operations and web store.

The Company is a wholly-owned subsidiary of Leslie’s Holdings, Inc. (“Holdings”) and was incorporated as a Delaware corporation in 1997. The Company’s principal executive offices are located at 3925 E. Broadway Road, Suite 100, Phoenix, Arizona 85040, and the telephone number at that address is (602) 366-3999. Leslie’s corporate website address is www.lesliespool.com.

See Item 8, Financial Statements and Supplementary Data, for financial information.

Swimming Pool Supply Industry

We market our products and services in the estimated $5.0 billion U.S. swimming pool and spa supply industry, which can be divided into four major segments: residential in-ground swimming pools, residential above-ground pools (usually 12 to 24 feet in diameter), commercial swimming pools and spas or hot tubs. According to market research firm P.K. Data, the installed base of residential in-ground pools, above-ground pools and spas and hot tubs in the United States has grown from just under 9 million in 1993 to over 14.2 million in 2006, and is projected to grow to over 18.2 million by 2011. Both historic and new pool unit growth is highly correlated to macroeconomic housing trends, as approximately 60% of all in-ground swimming pools are built as part of new home construction.

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

The Company’s historical strategy has been to focus primarily on the residential in-ground pool owner. In recent years, the Company has expanded its activities to more aggressively address the commercial, above-ground and spa markets as well. In the residential categories, the Company markets its products primarily to the “do-it-yourself” market as opposed to those pool owners who hire pool servicers. Through its commercial business, products and services are offered to commercial property managers, non-residential pool installers, as well as to pool service companies which maintain either residential or commercial pools.

Seasonality

The Company’s business exhibits substantial seasonality, which the Company believes is typical of the swimming pool supply industry. In general, sales and net income are highest during the quarters ended June and September that represent the peak months of swimming pool use. Sales are substantially lower during the quarters ended December and March when the Company typically incurs net losses. The principal external factor affecting the Company’s business is weather. Hot weather and the higher frequency of pool usage in such weather create a need for more pool chemicals and supplies. Unseasonably early or late warming trends can increase or decrease the length of the pool season. In addition, unseasonably cool weather and/or extraordinary amounts of rainfall in the peak season will tend to decrease swimming pool use. The likelihood that unusual weather patterns will severely impact the Company’s results is lessened by the geographical diversification of the Company’s store locations.

The Company also expects that its quarterly results of operations will fluctuate depending on the timing and amount of revenue contributed by new stores and, to a lesser degree, the timing of costs associated with the opening of new stores. The Company attempts to open its new stores primarily in the quarter ending March in order to position itself for the following peak season.

Products

Leslie’s offers its customers a comprehensive selection of products necessary to satisfy their swimming pool supply needs. During 2007, the Company stocked approximately 1,400 items in each store, with more than 30,000 additional items available through its other channels of distribution and special order processes. In 2007, approximately 725 items were displayed in the Company’s residential mail order catalogs, approximately 2,300 items were offered through the Company’s web store and 1,200 items were in the commercial catalog, although special order procedures make nearly all Leslie’s products available to these customers as well. In fiscal year 2007, Leslie’s brand name products accounted for 37% of the Company’s total sales.

The Company’s major product categories are pool chemicals; major equipment; cleaning and testing equipment; safety equipment; pool covers, reels and liners; above-ground pools in a limited number of stores; and recreational items (which include swimming pool floats, games, lounges, masks, fins, snorkels and other “impulse purchase” items).

Non-discretionary and regularly consumed products such as pool chemicals, major equipment and parts represented 84% of total sales in fiscal year 2007. The Company’s non-discretionary products typically have long shelf lives and are generally not prone to either obsolescence or shrinkage which could occur from changing technology or consumer buying patterns.

Channels of Distribution

Retail Store Operations. At the end of fiscal year 2007, Leslie’s marketed its products through 577 retail stores in 35 states under the trade name Leslie’s Swimming Pool Supplies. California represents its single largest concentration of stores with 128 stores, while 105 stores are located in Texas, and over 100 stores are in the northeast/mid-Atlantic states. Leslie’s retail stores are located in areas with high concentrations of swimming pools and typically are approximately 3,800 square feet in size. In addition to the store manager, the typical Leslie’s store employs one assistant manager, who is generally a full-time employee. Additionally, Leslie’s makes frequent use of part-time and temporary employees to support its full-time employees during peak seasons. During 2007, the Company had 6 regional vice presidents and 37 district managers. Each district manager was responsible for approximately 15 stores.

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

Marketing

The majority of the Company’s marketing is done on a direct mail basis through its proprietary mailing list of approximately 7.1 million addresses at which, primarily, residential pools are located. Leslie’s has found that its ability to mail directly to this highly focused group is an effective and efficient way to conduct its marketing activities to both retail store and mail order customers. The Company constantly updates its address list through proprietary research techniques and in-store customer sign-ups.

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

Distribution

In 2007, the Company distributed its products to its retail stores and to its catalog customers through its leased distribution facilities in Ontario, California; Dallas, Texas; Swedesboro, New Jersey; Hebron, Kentucky; and Orlando, Florida.

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

Employees

As of September 29, 2007, Leslie’s employed approximately 2,200 persons. During the height of the Company’s seasonal activities in 2007, it employed approximately 3,300 persons, including seasonal and part-time store employees who generally are not employed during the off season. The Company is not subject to any collective bargaining agreements and believes its overall relationship with its employees is good.

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

ITEM 1A. RISK FACTORS

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include the following:

A small group of stockholders in the holding company are able to exercise control over our business.

The Company is a wholly-owned subsidiary of Leslie’s Holdings, Inc. (“Holdings”). The principle stockholders of Holdings are GCP California Fund, L.P. and additional affiliates of Leonard Green & Partners, L.P. Through their ownership or control of over 75% of the outstanding shares of the Company’s common stock, these stockholders have the power to elect a majority of the Leslie’s Board of Directors. Accordingly, those stockholders have the power to approve all amendments to the Company’s certificate of incorporation and bylaws and to effect fundamental corporate transactions such as mergers, asset sales and public offerings.

Our continued success depends on our successful expansion in new and existing markets.

The Company’s continued growth depends to a significant degree on its ability to open new stores in existing and new markets and to operate these stores on a profitable basis. To a lesser extent, the Company’s continued growth depends on increasing comparable store sales. The Company opened 40 net new stores in 2005, 27 net new stores in 2006 and 36 net new stores in 2007. We cannot assure that we will be able to open new stores in a timely manner; hire, train and integrate employees; continue locating and obtaining favorable store sites; and adapt distribution, management information and other operating systems to the extent necessary to grow in a successful and profitable manner. Further, we cannot assure that the Company’s new stores will achieve historical levels of sales or profitability. Because the Company’s new stores generally have lower operating margins following their opening than mature stores, the opening of a large number of stores could have an adverse effect on total operating margins. Additionally, the Company’s expansion plans could be adversely affected by a significant downturn in the economy and resulting decrease in new home and swimming pool construction. We expect that the Company’s quarterly results of operations will fluctuate depending on the timing and the amount of revenue contributed by new stores and, to a lesser degree, the timing of costs associated with the opening of new stores.

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

We may not be able to successfully compete with large volume mass merchants.

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

Our business includes the packaging and storage of chemicals and an accident related to those chemicals could subject us to liability and increased costs.

We operate chemical repackaging facilities in Ontario, California and Hebron, Kentucky and we store chemicals in our retail stores and in distribution facilities in Ontario, California; Dallas, Texas; Swedesboro, New Jersey; Orlando, Florida; and Hebron, Kentucky. Because some of the chemicals we repackage and store are flammable or combustible compounds, we must comply with various fire and safety ordinances. However, a release at a retail store or a fire at one of the Company’s facilities could give rise to liability claims against us. In addition, if an incident involves a repackaging or distribution facility, we might be required temporarily to use alternate sources of supply that could increase the Company’s cost of sales. We believe that we maintain adequate insurance coverage. However, due to changes in the insurance industry that have led to higher costs, we can not guarantee that we will be able to maintain adequate insurance at reasonable rates or that the Company’s insurance coverage will be adequate to cover future claims that may arise.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of September 29, 2007, the Company operated 577 stores in 35 states. The following table sets forth information concerning the Company’s stores:

State	Number of Stores
Alabama	5
Arizona	61
Arkansas	1
California	128
Connecticut	9
Delaware	2
Florida	66
Georgia	22
Illinois	5
Indiana	7
Iowa	1
Kansas	2
Kentucky	4
Louisiana	8
Maryland	6
Massachusetts	7
Michigan	7
Mississippi	1
Missouri	8
Nebraska	1
Nevada	17
New Hampshire	2
New Jersey	21
New Mexico	2
New York	22
North Carolina	4
Ohio	10
Oklahoma	7
Pennsylvania	18
Rhode Island	1
South Carolina	3
Tennessee	6
Texas	105
Utah	1
Virginia	7

Total Stores	577

Except for 25 owned stores, the Company has leases on the remaining retail stores with lease terms expiring between 2007 and 2017. The Company’s typical lease term is five years, and in many instances, the Company has renewal options at increased rents. Five leases provide for rent contingent on sales exceeding specific amounts. No other leases require payment based on a percentage rent.

The Company’s corporate office is located in Phoenix, Arizona. The 52,000 square foot office space is leased until June 2009, and has one five-year renewal option.

The Company’s Southern California distribution center is located in a 183,000 square foot facility in Ontario, California. The Ontario facility is leased, expiring in 2014 and the lease has one five-year renewal option.

The Company’s distribution facility in Dallas, Texas contains 126,000 square feet of space. The lease of this facility was renewed in 2005 and is scheduled to expire in 2015, with one five-year option thereafter. The 130,500 square foot distribution facility in Swedesboro, New Jersey is leased for a 10-year term, expiring in 2008. The lease includes options to renew for two five-year periods. The 146,000 square foot distribution center in Hebron, Kentucky is leased for a 12-year term, expiring in 2010 and provides for three five-year renewal options. The 20,500 square foot distribution center in Orlando, Florida is leased for a 5-year term, expiring in 2009 and provides for two five-year renewal options.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company became a subsidiary of Leslie’s Holdings, Inc (“Holdings”) during February 2007, pursuant to a tax-free reorganization in which the Company’s shareholders became shareholders of Holdings in the same proportions (the “2007 Reorganization”). As a result of the 2007 Reorganization, each share of outstanding common stock of the Company was converted into one share of common stock of Holdings, and each share of outstanding 10% senior redeemable exchangeable cumulative preferred stock of the Company was converted into one share of 10% senior redeemable exchangeable cumulative preferred stock of Holdings with the same rights, privileges, and preferences, including as to liquidation.

There is no public trading market for the Company’s common stock. As of December 17, 2007, all common stock was owned by Holdings.

We did not pay or declare dividends on our common stock during the 2006 or 2005 fiscal years. On July 16, 2007, the Company’s board of directors declared a cash dividend of $15.0 million on the Company’s common stock, par value $0.001 per share, to Holdings as its sole common stockholder of record on that date, in an aggregate amount. The cash dividend was paid on August 1, 2007. The payment of dividends is restricted, but not prohibited, by the agreements and instruments governing the Company’s indebtedness. The Company contemplates that dividends may be declared in future periods based upon the liquidity position of the Company.

Equity Compensation Plan Information:

In August 2005, Leslie’s board of directors adopted its 2005 Incentive Stock Option Plan (the “2005 Plan”), and reserved 1,300,000 shares of nonvoting common stock for issuance thereunder. As of the 2007 Reorganization, the 2005 Plan and related outstanding agreements were assumed by Holdings. Any future grants for options under the 2005 Plan will be for equity of Holdings and not the Company.

During the second quarter of 2007, pursuant to the 2005 Plan, Holdings’ board of directors approved the acceleration of the vesting of all outstanding stock options to purchase shares of common stock in Holdings. All of the options were exercised in February of 2007 after the 2007 Reorganization, and as of September 29, 2007 the Company had no outstanding equity awards to its employees or non-employees either directly or through grants by Holdings that would be attributable to the Company’s employees or non-employees.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data of the Company as of and for the fiscal years ended September 29, 2007, September 30, 2006, October 1, 2005, October 2, 2004, and September 27, 2003. The fiscal year ended October 2, 2004 consists of 53 weeks, and all other fiscal years presented consist of 52 weeks. This financial data was derived from the audited historical consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements of the Company and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Fiscal Years Ended
(Dollar Amounts in Thousands)	September 29, 2007	September 30, 2006	October 1, 2005	October 2, 2004	September 27, 2003
Operating Results:
Sales	$468,882	$440,565	$388,506	$356,041	$327,165
Gross Profit	236,133	218,183	188,497	172,113	155,946
Gross Margin	50.4%	49.5%	48.5%	48.3%	47.7%
Loss on Disposition of Fixed Assets	186	600	703	440	497
Depreciation and Amortization	12,619	11,789	11,881	11,281	10,186
Operating Income (1)	69,673	56,800	23,905	33,792	27,159
Interest Expense, net	14,712	19,397	18,834	7,172	9,566
Net Income/(Loss) (1)	32,226	20,505	(4,422)	16,246	10,343
Balance Sheet Data:
Working Capital	66,657	43,213	23,657	33,354	15,410
Total Assets	199,639	178,727	142,405	141,169	121,472
Long-term Debt (2)	169,080	168,946	175,954	59,495	59,495
Redeemable Preferred Stock (2)	—	41,000	41,000	46,316	45,915
Stockholders’ Deficit (2)	(52,611)	(122,224)	(142,557)	(39,091)	(48,177)
Selected Operating Data:
Capital Expenditures	13,122	11,180	12,305	10,899	8,616
Recapitalization and Restructuring Charges(1,3)	—	—	26,869	—	—
Adjusted EBITDA(1,3)	82,788	69,189	54,477	45,513	37,842
Adjusted EBITDA Margin(1,2,4)	17.7%	15.7%	14.0%	12.8%	11.6%
Cash flow from Operating Activities	46,321	55,058	26,747	26,518	26,743
Cash flow used in Investing Activities	(12,626)	(10,950)	(12,168)	(10,281)	(8,607)
Cash flow used in Financing Activities (1)	(12,918)	(7,276)	(29,174)	(260)	(32,112)
Number of Employees	2,235	2,201	2,026	1,892	2,006
Number of Stores	577	541	514	474	437

Comparable Store Sales Growth(5)	3.1%	9.2%	6.4%	3.3%	2.3%

(1)

During 2005 and as part of the 2005 Recapitalization described in Note 1 to the consolidated financial statements, the Company recognized $26.9 million in unusual charges for the following costs associated with the transaction:

(in thousands)	2005
Unusual operating charges:
Stock and other compensation expense	$17,988

Other unusual operating charges:
Bond tender consideration and premium	3,246
Preferred stock premium	470
Miscellaneous, legal and advisory fees	2,904
Unamortized discount on preferred stock	571
Write-off debt issuance costs	1,690

Total	8,881
Total unusual charges	$26,869

(2)

In the first quarter of 2005 and as part of the 2005 Recapitalization, the Company issued an aggregate of $170.0 million principal amount of its 7.75% Senior Notes due 2013. Further, $41.0 million of a new series of 10% senior redeemable exchangeable cumulative preferred stock was issued as part of the 2005 Recapitalization.

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

The calculation of Adjusted EBITDA is shown as follows:

	Fiscal Years Ended
(Amounts in Thousands)	September 9, 2007	September 30, 2006	October 1, 2005	October 2, 2004	September 27, 2003
Net income/(loss)	$32,226	$20,505	$(4,422)	$16,246	$10,343
Depreciation and amortization	12,619	11,789	11,881	11,281	10,186
Stock compensation expense	139	—	17,988	—	—
Recapitalization expenses	171	—	7,191	—	—
Interest expense, net	14,712	19,397	18,834	7,172	9,566
Write-off of debt issuance costs	—	—	1,690	—	420
Loss on disposition of assets	186	600	703	440	497
Income tax expense	22,735	16,898	612	10,374	6,830

Adjusted EBITDA	$82,788	$69,189	$54,477	$45,513	$37,842

(4)	Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of sales.
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

EXECUTIVE SUMMARY

Leslie’s is the leading national specialty retailer of swimming pool supplies and related products. The Company offers a broad range of products that consist of regularly purchased, non-discretionary pool maintenance items such as chemicals, equipment, cleaning accessories and parts, and also include fun, safety and fitness-oriented recreational items. The Company markets its products through 577 company-owned retail stores in 35 states and through catalogs and other offerings made available to select residential and commercial pool owners nationwide via mail order and Internet channels.

The typical Leslie’s store approximates 3,800 square feet of space, is located either in a strip center or on a freestanding site in an area of heavy retail activity, and draws its customers primarily from an approximately five-mile trade area. Of the 577 stores, the Company operates 16 commercial service center formats that average approximately 11,000 square feet of space and are located primarily in industrial type real estate space. These centers are designed to cater to the Company’s existing non-residential commercial and service customers and provide more customized service than is typically available at the other retail locations.

Results of Operations

The following table sets forth certain statements of income data expressed as a percentage of sales for the periods indicated.

	Fiscal Years Ended
	September 29, 2007	September 30, 2006	October 1, 2005
Sales	100.0%	100.0%	100.0%
Cost of sales	49.6	50.5	51.5

Gross margin	50.4	49.5	48.5
Selling, general and administrative expense	35.5	36.5	42.2
Loss on disposal of fixed assets	0.0	0.1	0.2

Operating income	14.9	12.9	6.1
Other expense	3.2	4.4	7.1
Income tax expense	4.8	3.8	0.2

Net income/(loss)	6.9%	4.7%	(1.2)%

Fiscal year 2007 compared to fiscal year 2006:

For the 52 weeks ended September 29, 2007, sales increased 6.4% to $468.9 million from $440.6 million in the 52 weeks of 2006. Of the 6.4% increase in sales, approximately 47% was attributable to an increase in comparable store sales and approximately 53% was due to the addition of 38 new store locations.

Comparable store sales increased 3.1% on a 52 week basis, as compared to the prior year. The comparable store sales increase was primarily attributable to favorable weather conditions in many of the Company’s markets. For definition purposes, a store is considered a comparable store in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed.

Gross profit for the fiscal year ended September 29, 2007 improved to $236.1 million or 50.4% of sales, as compared to $218.2 million or 49.5% in 2006. Gross profit represents sales less the cost of services and purchased goods, chemical repackaging costs and related distribution costs. Gross profit dollars improved primarily due to the increase in sales and expanded margins on inventory that had been purchased earlier in the year in anticipation of market increases.

In 2007, total operating expenses were $166.5 million, versus $161.4 million during the 52 weeks of 2006, an increase of 3.1%. Operating expenses as a percentage of sales were 35.5% for the 52 weeks of fiscal year 2007 compared to 36.6% for the 52 weeks of fiscal year 2006. The increase in operating expense dollars during fiscal year 2007 was due primarily to increased expenses associated with the increase in store count, as compared to the prior year.

For the fiscal year ended September 29, 2007, the Company recognized losses on the disposition of fixed assets totaling approximately $0.2 million as compared to $0.6 million in the prior year. These losses were primarily associated with the Company’s decision to close or relocate stores that were unproductive or not meeting expectations. In fiscal year 2007 a $0.3 million charge was recognized for impaired assets compared to $0.4 million in fiscal year 2006.

Adjusted EBITDA in 2007 increased 19.7% to $82.8 million from $69.2 million in fiscal year 2006. Approximately $4.4 million of the increase was the result of increased sales and expanded gross profit, with the remaining increase due to improved expense control and continued leveraging of fixed expenses during the year.

Operating income for 2007 increased 22.7% to $69.7 million from $56.8 million in 2006 as a result of previously noted sales and gross profit improvements.

Interest expense was $14.7 million in 2007, as compared to $19.4 million in 2006. The decrease was primarily due to the decrease in average debt balances throughout the year and the elimination of interest on the Company’s preferred stock, which was assumed by Holdings.

The Company recorded income tax expense of $22.7 million in 2007, or an effective tax rate of 41.4%, versus $16.9 million in the prior year, or an effective tax rate of 45.2%. The effective rate decrease in 2007 was primarily due to nondeductibility of certain elements of the Company’s interest expense that were present during fiscal 2006 but were eliminated during February 2007.

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

In 2006, total operating expenses were $161.4 million, versus $164.6 million during the 52 weeks of 2005, a decrease of 1.9%. Operating expenses as a percentage of sales were 36.6% for the 52 weeks of fiscal year 2006 compared to 42.4% for the 52 weeks of fiscal year 2005. The decrease in operating expenses during fiscal year 2006 was due primarily to a $26.9 million charge for expenses related to the 2005 Recapitalization in fiscal year 2005 offset by $4.1 million for increased expenses associated with the increase in store count, as compared to the prior year.

In 2005, the Company incurred $26.9 million in stock compensation and 2005 Recapitalization expenses related to the January merger. Of the $26.9 million, $16.9 million was paid out in connection with the stock options that were exercised as part of the 2005 Recapitalization. During 2005, the Company also recorded a charge of $10.0 million for other expenses related to the 2005 Recapitalization.

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

Operating income for 2006 increased 137.6% to $56.8 million from $23.9 million in 2005 as a result of stock compensation expenses previously noted above and by the gross profit improvements.

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

Liquidity and Capital Resources

Overview

The following table highlights selected cash flow components for fiscal year 2007 and fiscal year 2006, and selected balance sheet components as of September 29, 2007 and September 30, 2006.

	Fiscal Years Ended
(Dollar amounts in thousands)	September 29, 2007	September 30, 2006	Dollar Change	Percent Change
Cash provided by (used in):
Operating activities	$46,321	$55,058	$(8,737)	(15.9)%
Investing activities	(12,626)	(10,950)	(1,676)	15.3%
Financing activities	(12,918)	(7,276)	(5,642)	77.5%

Cash & cash equivalents	$59,781	$39,004	$20,777	53.3%
Working capital	66,657	43,213	23,444	54.3%
Other long term liabilities	6,031	12,632	(6,601)	(52.3)%
Senior notes and long term debt	169,080	168,946	134	0.1%

Working capital

Working capital as of September 29, 2007 and September 30, 2006 consisted of the following:

	Fiscal Years Ended
(Dollar amounts in thousands)	September 29, 2007	September 30, 2006	Dollar Change	Percent Change
Cash and cash equivalents	$59,781	$39,004	$20,777	53.3%
Accounts and other receivables	8,790	7,315	1,475	20.2%
Inventories	65,724	64,544	1,180	1.8%
Prepaid expenses and other current assets	2,562	2,522	40	1.6%
Deferred tax assets	6,939	8,201	(1,262)	(15.4)%

Total current assets	143,796	121,586	22,210	18.3%
Accounts payable	29,471	31,473	(2,002)	(6.4)%
Accrued expenses	38,385	35,860	2,525	7.0%
Income taxes payable	9,283	11,040	(1,757)	(15.9)%

Total current liabilities	77,139	78,373	(1,234)	(1.6)%

Working capital	$66,657	$43,213	$23,444	54.3%

From September 30, 2006 to September 29, 2007, total current assets increased $22.2 million from $121.6 million to $143.8 million. Approximately $20.8 million of the increase in current assets was the result of the increase in cash provided by operating activities.

From September 30, 2006 to September 29, 2007, total current liabilities decreased $1.2 million from $78.4 million to $77.1 million, primarily due to the decrease in income taxes payable.

For the fiscal year ended September 29, 2007, cash provided by operating activities was $46.3 million compared to cash provided by operating activities of $55.1 million in the prior year. The reduction was due primarily to fewer working capital reductions as compared to the prior year.

In 2007, cash used in investing activities was $12.6 million compared with cash used in investing activities of $11.0 million in the prior year, primarily due to the Company’s store growth plan.

Cash used in financing activities was $12.9 million in fiscal year 2007 compared with cash used in financing activities of $7.3 million in 2006. The significant increase in financing activities was due to the formation of Holdings and the cash dividend, which was paid to Holdings in August 2007.

The Company had no borrowings under its secured loan agreement at September 29, 2007 and no borrowings at September 30, 2006. At September 29, 2007 the Company had $75.0 million of borrowing capacity. Funds borrowed under this agreement are used primarily to fund working capital and other general corporate purposes.

From September 30, 2006 to September 29, 2007, other long term liabilities decreased by $6.6 million from $12.6 million to $6.0 million due to the elimination of dividends payable on the Company’s preferred stock which was assumed by Holdings.

During February of 2007, the Company’s parent, Leslie’s Holdings, Inc. (“Holdings”) consummated a privately placed financing transaction. The Company did not guarantee or pledge support for this financing, nor were any of the proceeds made available to the Company. Holdings issued $310 million in senior notes due in 2017 and $100 million of preferred equity. The interest rate on the senior notes is 10.5% cash or 11.5% PIK, at Holdings’ option. The notes are non-callable for two years and have other covenants and terms that are customary for high yield issues. The preferred shares have a dividend rate of 11% and are exchangeable into debt under certain circumstances. The preferred shares have a mandatory redemption date of March 1, 2019. The Company does not expect that Holdings’ servicing of its debt will affect the Company’s liquidity.

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

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s significant contractual obligations as of September 29, 2007, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods. This table excludes amounts already recorded on the Company’s balance sheet as current liabilities at September 29, 2007 and certain other purchase obligations as discussed below.

(in thousands)	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 years	4 – 5 years	After 5 years
Senior notes*	$240,182	$13,175	$26,350	$26,350	$174,307
Revolving Commitments*	—	—	—	—	—
Preferred stock*	—	—	—	—	—
Operating leases	131,057	38,879	57,499	27,451	7,228

Total contractual obligations	$371,239	$52,054	$83,849	$53,801	$181,535

*	Amounts include estimated interest and dividend payments

(in thousands)	Amounts of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 – 3 years	4 – 5 years	After 5 years
Standby letters of credit	$4,700	$4,700	$—	$—	$—

Financial responsibility bonds	$106	$106	$—	$—	$—

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

Self Insurance

The Company retains self insurance risks for workers compensation, general liability, property and health insurance programs. The Company has limited its exposure by maintaining excess liability coverage. The Company establishes self insurance reserves based on claims filed and estimates of claims incurred but not reported. The estimates are based upon information provided to the Company by the claims administrators and are periodically revised to reflect changes in loss trends.

The Company expects that the quarterly results of operations will continue to fluctuate depending on the season, weather conditions, and the timing and amount of revenue contributed by new stores. Due to the seasonal nature of the swimming pool industry, the results of any one or more quarters are not necessarily a good indication of results for an entire year, or of continuing trends.

Quarterly Financial Data

Summarized Quarterly Financial Data (Unaudited)

(Dollar Amounts In Thousands)

	13 Weeks Ended
2007	Dec. 30	March 30	June 30	Sept. 29
Sales	$52,695	$57,393	$204,816	$153,978
Gross profit	25,453	29,806	104,534	76,340
Operating income/(loss)	(8,509)	(7,184)	54,697	30,669
Net income/(loss)	(7,257)	(7,101)	30,122	16,462
Adjusted EBITDA(1)	(5,370)	(3,789)	57,571	34,376
Comparable store sales growth (2)	3.5%	14.1%	0.5%	3.0%

2006	Dec. 31	April 1	July 1	Sept. 30
Sales	$48,145	$48,352	$198,114	$145,954
Gross profit	22,754	25,473	98,436	71,520
Operating income/(loss)	(9,198)	(8,433)	48,929	25,502
Net income/(loss)	(8,842)	(5,710)	23,065	11,992
Adjusted EBITDA(1)	(6,160)	(5,581)	51,999	28,931
Comparable store sales growth (2)	12.0%	1.0%	10.7%	9.1%

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised), “Business Combinations”. SFAS No. 141 (revised) relates to business combinations and requires the acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company must adopt this standard for its 2010 fiscal year. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company must adopt this standard for its 2009 fiscal year. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company must adopt this standard for its 2009 fiscal year. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” and must be adopted by the Company no later than September 28, 2008. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its tax returns. The Company has not evaluated the impact of adopting FIN 48.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s Amended Loan and Security Agreement described in Note 6 to the consolidated financial statements as well as in Management’s Discussion and Analysis, carries interest rate risk. Amounts borrowed under this Agreement bear interest at either LIBOR plus 1.75%, or at the Company’s choice, the lender’s reference rate. Should the lenders’ base rate change, the Company’s interest expense will increase or decrease accordingly. As of September 29, 2007, there was no borrowing under this facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Leslie’s Poolmart, Inc.:

We have audited the accompanying consolidated balance sheets of Leslie’s Poolmart, Inc. as of September 29, 2007 and September 30, 2006 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended September 29, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leslie’s Poolmart, Inc. at September 29, 2007 and September 30, 2006 and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 29, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona

December 13, 2007

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Information)

	September 29, 2007	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$59,781	$39,004
Accounts and other receivables, net	8,790	7,315
Inventories, net	65,724	64,544
Prepaid expenses and other current assets	2,562	2,522
Deferred tax assets	6,939	8,201

Total current assets	143,796	121,586
Property, plant and equipment, net	37,933	38,136
Intangible assets	8,096	8,072
Deferred financing costs, net	5,653	6,168
Deferred tax assets	3,834	4,445
Other assets	327	320

Total assets	$199,639	$178,727

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$29,471	$31,473
Accrued expenses	38,385	35,860
Income taxes payable	9,283	11,040

Total current liabilities	77,139	78,373
Other long term liabilities	6,031	12,632
Redeemable preferred stock, $0.001 par value, authorized 1,000,000 shares, issued and outstanding no shares at September 29, 2007 and 41,000 Series A September 30, 2006	—	41,000
Senior notes, net	169,080	168,946

Total liabilities	252,250	300,951
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.001 par value, authorized 50,000,000 shares, issued and outstanding 100 shares at September 29, 2007 and 40,045,000 shares at September 30, 2006	—	40
Capital deficit	(91,984)	(144,081)
Treasury stock, no shares at September 29, 2007 and 90,000 shares at cost at September 30, 2006	—	(332)
Retained earnings	39,373	22,149

Total stockholders’ deficit	(52,611)	(122,224)

Total liabilities and stockholders’ deficit	$199,639	$178,727

See accompanying Notes which are an integral part of these consolidated financial statements.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Consolidated Statements of Operations

(Dollar Amounts in Thousands)

	Fiscal Years Ended
	September 29, 2007	September 30, 2006	October 1, 2005
Sales	$468,882	$440,565	$388,506
Cost of merchandise and services sold, including warehousing and transportation expenses, and related occupancy costs	232,749	222,382	200,009

Gross profit	236,133	218,183	188,497
Selling, general and administrative expenses	166,274	160,783	163,889
Loss on disposition of fixed assets	186	600	703

Operating income	69,673	56,800	23,905
Other (income) expense:
Interest expense	16,102	20,087	18,839
Interest income	(1,390)	(690)	(5)
Recapitalization expense	—	—	8,881

Total other expense	14,712	19,397	27,715

Income/(loss) before taxes	54,961	37,403	(3,810)
Income tax expense	22,735	16,898	612

Net income/(loss)	$32,226	$20,505	$(4,422)

The following table presents details of the total stock-based compensation expense that is included in the line item in the consolidated statements of operations above:

	Fiscal Years Ended
	September 29, 2007	September 30, 2006	October 1, 2005
Selling, general and administrative expenses	$—	$—	$17,998

See accompanying Notes which are an integral part of these consolidated financial statements.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Consolidated Statements of Stockholders’ Deficit

(Dollar Amounts in Thousands, Except Share Amounts)

	Common Stock
	Number of Shares	Amount	Stock Subscription Receivable	Capital Deficit	Treasury Stock	Retained Earnings	Total Stockholders’ Equity/(Deficit)
Balance, at October 2, 2004	7,369,502	$7	$(450)	$(44,714)	$—	$6,066	$(39,091)
Stock option compensation	—	—	—	16,070	—	—	16,070
Equity transaction fees	—	—	—	(628)	—	—	(628)
Warrants exercised	1,592,223	2	—	14	—	—	16
Purchase of common stock	(10,598,964)	(11)	—	(158,974)	—	—	(158,985)
Repayment of stock subscription receivable	—	—	450	—	—	—	450
Issuance of common stock	41,637,239	42	—	44,016	—	—	44,058
Repurchase of treasury stock	(25,000)	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	—	(4,422)	(4,422)

Balance, at October 1, 2005	39,975,000	40	—	(144,216)	(25)	1,644	(142,557)
Issuance of common stock	135,000	—	—	135	—	—	135
Repurchase of treasury stock	(65,000)	—	—	—	(307)	—	(307)
Net income	—	—	—	—	—	20,505	20,505

Balance, at September 30, 2006	40,045,000	40	—	(144,081)	(332)	22,149	(122,224)
Issuance of common stock	100	0	—	—	—	—	0
Converted common stock in Reorganization	(40,045,000)	(40)	—	40	—	—	0
Contributed redeemable preferred stock in Reorganization	—	—	—	50,305	—	—	50,305
Excess tax benefit from stock-based compensation	—	—	—	2,084	—	—	2,084
Payment of dividend	—	—	—	—	—	(15,002)	(15,002)
Repurchase and converted treasury stock in Reorganization	—	—	—	(332)	332	—	0
Net income	—	—	—	—	—	32,226	32,226

Balance, at September 29, 2007	100	$0	$—	$(91,984)	$—	$39,373	$(52,611)

See accompanying Notes which are an integral part of these consolidated financial statements.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Fiscal Years Ended
	September 29, 2007	September 30, 2006	October 1, 2005
OPERATING ACTIVITIES:
Net income/(loss)	$32,226	$20,505	$(4,422)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Dividends and accretion on preferred stock	1,886	4,554	5,341
Depreciation and amortization	12,619	11,789	11,881
Stock option compensation	—	—	16,070
Amortization of loan fees	515	1,016	2,573
Amortization of loan discounts	134	96	108
Provision for doubtful accounts	2	109	258
Deferred income taxes	1,873	(2,540)	1,434
Loss on disposition of fixed assets	186	600	703
Changes in operating assets and liabilities:
Accounts and other receivables	(1,477)	4,267	(336)
Inventories	(1,180)	(3,619)	(6,863)
Prepaid expenses and other current assets	(40)	(464)	(654)
Other assets	(7)	192	(44)
Accounts payable and accrued expenses	1,341	15,252	5,827
Income taxes payable	(1,757)	3,301	(5,129)

Net cash provided by operating activities	46,321	55,058	26,747

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(13,038)	(11,105)	(12,196)
Purchases of intangible assets	(84)	(75)	(109)
Proceeds from disposition of fixed assets	496	230	137

Net cash used in investing activities	(12,626)	(10,950)	(12,168)

FINANCING ACTIVITIES:
Net revolving commitment borrowing/(repayment)	—	(7,104)	7,104
Excess tax benefit from stock-based compensation	2,084	—	—
Payment of dividend	(15,002)	—	—
Preferred stock premium	—	—	1,041
Proceeds from warrants and options exercised	—	—	4,067
Purchase of common stock	—	—	(157,634)
Proceeds from issuance of common stock, net of fees	—	135	39,378
Payments of deferred financing costs	—	—	(7,946)
Payments of long-term debt	—	—	(59,495)
Proceeds from sale of bonds	—	—	168,742
Repurchase of treasury stock	—	(307)	(25)
Purchase of preferred stock	—	—	(64,506)
Proceeds from sale of preferred stock	—	—	40,100

Net cash used in financing activities	(12,918)	(7,276)	(29,174)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	20,777	36,832	(14,595)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	39,004	2,172	16,767

CASH AND CASH EQUIVALENTS AT END OF YEAR	$59,781	$39,004	$2,172

See accompanying Notes which are an integral part of these consolidated financial statements.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Notes to Consolidated Financial Statements

1. Business and Operations

Leslie’s Poolmart, Inc. (“Leslie’s” or the “Company”) is a specialty retailer of swimming pool supplies and related products. As of September 29, 2007, the Company markets its products under the trade name Leslie’s Swimming Pool Supplies through 577 retail stores in 35 states and through mail order catalogs sent to select swimming pool owners nationwide. The Company also repackages certain bulk chemical products for retail sale. The Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending in June and September.

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

Holding Company Formation

During the fiscal year ended September 29, 2007 the Company consummated a reorganization, which the Company refers to collectively as the “2007 Reorganization”. The Company became a subsidiary of Leslie’s Holdings, Inc (“Holdings”) during February 2007, pursuant to a tax-free reorganization in which the Company’s shareholders became shareholders of Holdings in the same proportions (the “2007 Reorganization”). As a result of the 2007 Reorganization, each share of outstanding common stock of the Company was converted into one share of common stock of Holdings, and each share of outstanding 10% senior redeemable exchangeable cumulative preferred stock of the Company was converted into one share of 10% senior redeemable exchangeable cumulative preferred stock of Holdings with the same rights, privileges, and preferences, including as to liquidation. The conversion of the 10% senior redeemable exchangeable cumulative preferred stock of the Company for similar stock of Holdings was accounted for as contributed capital to the Company, given that the assumption of the obligation by Holdings without recourse to the Company had the effect of extinguishing the rights of the preferred stockholders and the resulting obligation.

2005 Recapitalization

During the fiscal year ended October 1, 2005 the Company consummated the following transactions, which the Company refers to collectively as the “2005 Recapitalization”.

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

The 2005 Recapitalization and the 2007 Reorganization were accounted for as a series of equity transactions and there was no change in the accounting basis for the Company’s recorded assets and liabilities. Accordingly, no goodwill or other intangible assets were recorded related to the 2005 Recapitalization and the 2007 Reorganization.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include Leslie’s Poolmart, Inc., and its wholly owned subsidiaries, LPM Manufacturing Inc., Sandy’s Pool Supply, Inc. and Blackwood & Simmons, Inc. All significant inter-company transactions and accounts have been eliminated.

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to September 30. The fiscal year ended on September 29, 2007, September 30, 2006 and October 1, 2005 included 52 weeks.

Cash and Cash Equivalents

The Company considers all investments with a remaining maturity of three months or less when purchased to be cash equivalents.

Accounts and Other Receivables, Net

As a result of hurricane damages in 2005 the Company had insurance recovery receivables in the amount of $0.4 million recorded at October 1, 2005. The Company applies FASB Interpretation No. 30 Accounting for Involuntary Conversions of Non-Monetary Assets to Monetary Assets to account for these transactions.

Accounts and other receivables include allowances for doubtful accounts of $0.6 million, $0.8 million and $0.9 million at September 29, 2007, September 30, 2006, and October 1, 2005, respectively.

Allowance for doubtful accounts consists of the following:

(Dollar amounts in thousands)	Balance at beginning of period	Additions	Deductions	Balance at end of period
		Charged to costs and expenses	Write-off of bad debts
Balance at October 1, 2005	$928	258	(265)	$921
Balance at September 30, 2006	$921	109	(254)	$776
Balance at September 29, 2007	$776	2	(188)	$590

Inventories, Net

Inventories are stated at the lower of cost or market. The Company values inventory using the weighted average method. The Company tests for obsolete inventory and records appropriate reserves.

Inventory reserves consist of the following:

	Balance at beginning of period	Additions	Deductions	Balance at end of period
(Dollar amounts in thousands)		Charged to costs and expenses	Write-off of Inventories
Balance at October 1, 2005	$1,247	2,927	(1,043)	$3,131
Balance at September 30, 2006	$3,131	279	(480)	$2,930
Balance at September 29, 2007	$2,930	561	(159)	$3,332

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

Intangibles

In accordance with the provisions of SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets, the Company applied the new rules on accounting for goodwill and other intangible assets deemed to have indefinite lives beginning on September 29, 2002. The Company also performed the required impairment tests of goodwill and indefinite lived intangible assets and there was no impairment identified. The Company no longer amortizes its goodwill under SFAS No. 142, but does subject its goodwill to periodic assessments as defined therein. Our intangible assets consist primarily of goodwill, which had a balance of $7.5 million at September 29, 2007. The Company recorded no amortization for the years ended September 29, 2007, September 30, 2006 and October 1, 2005.

Other intangibles are comprised of costs associated with acquiring the mailing addresses for the Company’s customer database, which is used for purposes of market research, new store location decisions, customer research and in the Company’s ongoing advertising efforts. For the years ending September 29, 2007 and September 30, 2006, the gross amount capitalized on the balance sheet for mailing addresses were $1.0 million and $1.0 million, respectively. These other intangibles are amortized over a 15 year period and the amounts of annual amortization for other intangibles for the next five years are as follows:

(Dollar amounts in thousands)
2007	$60
2008	60
2009	60
2010	60
2011	60

Deferred Financing Costs

In connection with issuing the Senior Notes due 2013 and entering into a credit agreement in 2005, the Company paid an aggregate of $7.9 million in financing costs that are being deferred and amortized over the lives of the corresponding agreements. During fiscal year 2005, the Company wrote off the remaining deferred issuance costs related to the Senior Notes due 2008 and the credit agreement in the amount of $1.5 million and $0.2 million, respectively. The deferred finance cost balance recorded at September 29, 2007 and September 30, 2006 was net of accumulated amortization of $2.3 million and $1.8 million, respectively.

Income Taxes

The Company provides for deferred income taxes relating to temporary timing differences in the recognition of income and expense items for financial and tax reporting purposes. The Company and its subsidiaries will be included in the consolidated federal income tax return and certain state income tax returns of Holdings. The Company’s financial statements recognize the current and deferred income tax consequences that result from the Company’s activities during the current and preceding periods pursuant to the provisions of SFAS 109, as if the Company were a separate taxpayer rather than a member of Holding’s consolidated income tax return group.

Sales

Revenue on retail sales is recognized upon purchase by the customer. Revenue on services is recognized as services are performed and the fee is fixed or determinable and collection is probable. Terms are customarily FOB shipping point or point of sale, net of related discounts. The Company does not provide an estimated allowance for sales returns as they are immaterial.

Sales Taxes

Revenues are presented net of sales taxes. The obligation is included in accrued expenses until the taxes are remitted to the appropriate taxing authorities.

Cost of Sales

Included in cost of sales are the costs of services and purchased goods, chemical repackaging costs and related distribution costs. The Company recognizes consideration received from vendors at the time the obligations to purchase products or perform services have been completed. These items are recorded as a reduction in cost of goods sold in the statement of income. For the years ending September 29, 2007, September 30, 2006, and October 1, 2005, the Company’s recorded advertising expense was shown net of cooperative advertising of $0.7 million, $0.8 million and $0.4 million respectively.

Shipping and Handing Costs

The Company records shipping and handling costs paid by customers as revenue. The actual costs for shipping and handling are charged to cost of sales.

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the years ended September 29, 2007, September 30, 2006 and October 1, 2005, was approximately $8.7 million, $8.1 million, and $7.5 million, respectively.

Stock Based Compensation

Leslie’s Holdings, Inc., and prior to the 2007 Reorganization, Leslie’s Poolmart, Inc., may grant stock options for a fixed number of shares to the Company’s employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. As the Company is a nonpublic company under the provisions of SFAS No. 123R, we were required to adopt SFAS No. 123R using the prospective method which requires the Company to apply the provisions of SFAS No. 123R prospectively to new awards and to awards modified, repurchased or cancelled after September 30, 2006. Awards granted after September 30, 2006 (of which there were none as of September 29, 2007) are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on a straight line basis over the service periods of each award. Compensation cost for the unvested portion of awards outstanding is recognized as the requisite service is rendered.

As of the 2007 Reorganization, the 2005 Plan and related agreements were assumed by Holdings. Any future grants of options under the 2005 Plan will be for equity of Holdings and not the Company, but will be recorded as an expense by the Company. During the second quarter of 2007 and pursuant to the 2005 Plan, Holdings’ board of directors approved the acceleration of the vesting of all outstanding stock options to purchase shares of common stock of Holdings. The fair value of the awards immediately before the modification of the vesting was the same value as the fair value after the modification took effect. Accordingly, no compensation expense was recorded under SFAS No. 123R for 2007. All of the options were exercised in February of 2007 after the 2007 Reorganization.

Fair Value of Financial Instruments

The fair value of the $170.0 million Senior Notes due 2013 using quoted market prices as of September 29, 2007 is $161.5 million. The carrying amounts of other long-term debt approximate fair value because either the interest rate fluctuates based on market rates or interest rates appear to approximate market rates for similar instruments. The fair value estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised), “Business Combinations”. SFAS No. 141 (revised) relates to business combinations and requires the acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company must adopt this standard for its 2010 fiscal year. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company must adopt this standard for its 2009 fiscal year. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company must adopt this standard for its 2009 fiscal year. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” and must be adopted by the Company as a non-public filer no later than December 15, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its tax returns. The Company is required to adopt FIN 48 during the first quarter of fiscal 2008 and has not fully evaluated the impact of adopting FIN 48 to determine the impact, if any, on its financial statements.

3. Inventories

Inventories consist of the following:

(Dollar amounts in thousands)	September 29, 2007	September 30, 2006
Raw materials and supplies	$1,232	$1,116
Finished goods	67,824	66,358
Reserve	(3,332)	(2,930)

Total Inventories	$65,724	$64,544

4. Property, Plant and Equipment

Property, plant and equipment consists of the following:

(Dollar amounts in thousands)	September 29, 2007	September 30, 2006
Land	$5,865	$5,865
Buildings	8,106	7,902
Vehicles, machinery and equipment	6,428	5,703
Leasehold improvements	63,770	57,807
Office furniture, equipment and other	42,900	39,340
Construction-in-process	1,142	892

	128,211	117,509
Less – accumulated deprecation and amortization	(90,278)	(79,373)

Total Property, Plant and Equipment	$37,933	$38,136

5. Other Current Liabilities

Other current liabilities consist of the following:

(Dollar amounts in thousands)	September 29, 2007	September 30, 2006
Accrued payroll and employee benefits	$10,050	$9,783
Self insurance reserves	8,324	8,742
All other current liabilities	20,011	17,335

Total Other Current Liabilities	$38,385	$35,860

6. Loan and Security Agreement/Assets Subject to Lien

On January 25, 2005, the Company entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with the lenders noted therein and Wells Fargo Retail Finance LLC as agent for the Lenders. The Loan Agreement provides for the extension by the lenders of revolving loans and other financial accommodations in an aggregate principal amount of $75.0 million. The amended credit facility was and will be used to refinance the existing credit facility, to provide a portion of the financing required to consummate the 2005 Recapitalization, and for general corporate purposes. A portion of the amended credit facility is available for letters of credit. The obligations under the amended credit facility are secured by a lien on substantially all of the Company’s assets.

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

On the closing of the 2005 Recapitalization, the Company paid the lender an upfront fee as well as a commitment fee on the $30.0 million over-advance facility. In addition, the Company is obligated to pay the lender a commitment fee equal to 1/4 of 1% per annum of the unused portion of the $75.0 million commitment. The Company is also obligated to pay a commission on all outstanding letters of credit as well as customary administrative, issuance, fronting, amendment, payment and negotiation fees.

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

7. Senior Notes

On January 25, 2005, the Company sold, through a private placement exempt from the registration requirements under the Securities Act of 1933, as amended, $170 million in aggregate principal amount of its 7.75% Senior Notes due 2013 (the “Notes”). Interest-only payments on the Notes are payable semi-annually on February 1 and August 1 of each year, beginning with August 1, 2005. The Notes were sold in the United States only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in accordance with Regulation S under the Securities Act. The Notes were not registered under the Securities Act and can not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company used the net proceeds of this offering to finance the 2005 Recapitalization and to redeem $59.5 million of its 10.375% Senior Notes due 2008. In connection with the closing of the Private Placement, the Company entered into (i) an indenture, dated January 25, 2005 with The Bank of New York Trust Company, N.A., as the trustee, governing the terms and conditions of the Notes (the “Indenture”) and (ii) a registration rights agreement, dated January 25, 2005 with the initial purchasers of the Notes in the Private Placement (the “Registration Rights Agreement”).

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

8. Leases

The Company leases certain store, office, distribution and manufacturing facilities under operating leases which expire at various dates through 2015. Lease agreements generally provide for increases related to cost of living indices and require the Company to pay for property taxes, repairs and insurance. Future annual minimum lease payments at September 29, 2007 are as follows:

(Dollar amounts in thousands)
2008	$38,879
2009	32,927
2010	24,573
2011	16,808
2012	10,644
Thereafter	7,226

$131,057

Certain leases are renewable at the option of the Company for periods of one to ten years. Rent expense charged against income totaled $35.9 million, $33.7 million, and $31.1 million in fiscal years 2007, 2006 and 2005 respectively. Only five leases provided for rent contingent on sales exceeding specific amounts.

9. Income Taxes

The provision/(benefit) for income taxes is comprised of the following:

(Dollar amounts in thousands)	Fiscal 2007	Fiscal 2006	Fiscal 2005
Federal:
Current	$16,899	$15,637	$(531)
Deferred	1,517	(2,123)	926

	$18,416	$13,514	$395

State:
Current	$3,963	$3,916	$(291)
Deferred	356	(532)	508

	4,319	3,384	217

Total	$22,735	$16,898	$612

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows:

(Dollar amounts in thousands)	Fiscal 2007	Fiscal 2006	Fiscal 2005
Federal income tax at statutory rate	$19,236	$13,091	$(1,333)
Permanent differences	617	1,633	2,273
State taxes, net of federal benefit	2,898	2,200	141
Reduction in tax contingency reserve	(16)	(26)	(469)

	$22,735	$16,898	$612

The tax effect of temporary differences which give rise to significant portions of the deferred tax asset and liability are summarized below.

	Fiscal 2007		Fiscal 2006
(Dollar amounts in thousands)	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Depreciation and amortization	$3,833	$—	$4,445	$—
State income taxes	210	—	—	(128)
Inventory	1,869	—	1,853	—
Reserves and other accruals	2,325	—	3,207	—
Deferred rent	1,824	—	2,474	—
Compensation accruals	712	—	773	—
Net operating loss	—	—	235	—
Valuation allowance	—	—	(213)	—

	$10,773	$—	$12,774	$(128)

The company had federal net operating losses (NOL) of $0.6 million available to offset future tax liabilities expiring in calendar tax year 2006. The losses were subject to Internal Revenue Code Section 382, which limits the annual utilization of NOL’s after an ownership change. The Company’s annual Section 382 limitation was approximately $0.1 million. Approximately $0.5 million of these NOL’s expired as worthless during fiscal 2007 and therefore no benefits have been recorded for these amounts. The company has recorded a valuation allowance amount of $0.0 million and $0.2 million as of September 29, 2007 and September 30, 2006, respectively.

The Company’s current income taxes payable has been reduced by the tax benefit from employee stock incentive plans. These benefits totaled $2,084 and $0 for the years ended September 29, 2007 and September 30, 2006, respectively, and were reflected as an increase to the additional paid-in capital in the Consolidated Statements of Shareholder’ Equity. The Company includes only the direct tax effects of the employee stock incentive plans in calculating this increase to additional paid-in capital.

10. Contingencies

The Company is a defendant in lawsuits or potential claims encountered in the normal course of business; such matters are being vigorously defended. In the opinion of management, the resolutions of these matters will not have a material effect on the Company’s financial position or results of operations.

The Company’s workers’ compensation insurance program, general liability insurance program and employee group medical plan have self-insurance retention features of $0.3 million, $0.3 million and $0.1 million per incident, respectively. As of September 29, 2007 and September 30, 2006, the Company had standby letters of credit outstanding in the amounts of $4.7 million and $4.3 million, respectively, for the purpose of securing such obligations under its workers’ compensation self insurance programs.

11. 401(k) Plan

The Company provides for the benefit of its employees a voluntary retirement plan under Section 401(k) of the Internal Revenue Code. During 2007, the plan covered all eligible employees and provided for a matching contribution by the Company of 50% of each participant’s contribution up to 4% of the individual’s compensation as defined. The expenses related to this program were $0.6 million, $0.6 million and $0.4 million for fiscal years 2007, 2006 and 2005 respectively.

12. Equity Transactions

Preferred and Common Stock

The Company became a subsidiary of Leslie’s Holdings, Inc (“Holdings”) during February 2007, pursuant to a tax-free reorganization in which the Company’s shareholders became shareholders of Holdings in the same proportions (the “2007 Reorganization”). As a result of the 2007 Reorganization, each share of outstanding common stock of the Company was converted into one share of common stock of Holdings, and each share of outstanding 10% senior redeemable exchangeable cumulative preferred stock of the Company was converted into one share of 10% senior redeemable exchangeable cumulative preferred stock of Holdings with the same rights, privileges, and preferences, including as to liquidation. The conversion of the 10% senior redeemable exchangeable cumulative preferred stock of the Company for similar stock of Holdings was accounted for as contributed capital to the Company, given that the assumption of the obligation by Holdings without recourse to the Company had the effect of extinguishing the rights of the preferred stockholders and the resulting obligation.

13. Related Party Transactions

With the consummation of the 2005 Recapitalization in January 2005, the Company entered into a Management Services Agreement with LGP. The Management Services Agreement provides that the Company will pay LGP an annual fee of $1.0 million for ongoing management, consulting and financial services. In addition, the Management Services Agreement provides that LGP may provide the Company with financial advisory or investment banking services in connection with major financial transactions, and LGP will be paid a customary fee for such services. The Management Services Agreement will terminate on the earlier of (a) the tenth anniversary of its execution dated January 25, 2005; provided that the agreement will automatically extend for one year periods thereafter unless either the Company or LGP gives the other three months prior notice of termination, (b) the consummation of a change of control, including the date that LGP affiliates hold 40% or less of the Company’s shares and (c) the consummation of a public offering of the Company’s common stock in an aggregate offering amount of at least $50 million or as a result of which at least 15% of the Company’s shares of common stock is publicly traded. In the event of the Company’s bankruptcy, liquidation, insolvency or winding-up, the payment of all accrued and unpaid fees pursuant to the Management Services Agreement is subordinated to the prior payment in full of all amounts due and owing under the indenture governing the notes.

During the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005, the Company paid management fees to LGP in the amount of $1.0 million, $1.0 million and $0.8 million respectively, and the Company paid a structuring fee of $5.0 million to LGP for services rendered in support of the 2005 Recapitalization.

During February of 2007, the Company’s parent, Leslie’s Holdings, Inc. (“Holdings”) consummated a privately placed financing transaction. The Company does not guarantee or pledge support for this financing, nor were any of the proceeds made available to the Company, and therefore, the Company’s financial statements do not reflect the debt and its related costs. Holdings issued $310 million in senior notes due in 2017 and $100 million of preferred equity. The interest rate on the senior notes is 10.5% cash or 11.5% PIK, at Holdings’ option. The notes are non-callable for two years and have other covenants and terms that are customary for high yield issues. The preferred shares have a dividend rate of 11% and are exchangeable into debt under certain circumstances. The preferred shares have a mandatory redemption date of March 1, 2019. The Company is not required to service any obligations of Holdings and the sole source of funds that might be provided by the Company would be in the form of dividends to Holdings.

14. Stock Based Compensation Plans

In November 1998, the Leslie’s board of directors adopted its 1998 Incentive Stock Option Plan (the “1998 Plan”), and reserved 300,000 shares of nonvoting common stock for issuance thereunder. In January 2000, the Board approved an amendment to the Plan to increase the number of shares of nonvoting common stock issuable thereunder to 500,000 shares in the aggregate.

All existing options were accelerated and terminated on January 25, 2005 in connection with the 2005 Recapitalization and each optionholder received with respect to each option held an amount equal to the excess of $15.00 over the exercise price of such option. As a result, the Company recorded a stock compensation charge of $16.1 million for the year ended September 30, 2006.

In August 2005, Leslie’s board of directors adopted its 2005 Incentive Stock Option Plan (the “2005 Plan”), and reserved 1,300,000 shares of nonvoting common stock for issuance thereunder. As of the 2007 Reorganization, the 2005 Plan and related agreements were assumed by Holdings. Any future grants of options will be for equity of Holdings and not the Company with any related expense recognized by the Company. During the second quarter of 2007 and pursuant to the 2005 Plan, Holdings’ board of directors approved the acceleration of the vesting of all outstanding stock options to purchase shares of common stock of Holdings. The fair value of the awards immediately before the modification of the vesting was the same value as the fair value after the modification took effect. Accordingly, no compensation expense was recorded under SFAS No. 123R for 2007.

All outstanding options were exercised in February of 2007 after the 2007 Reorganization, which gave rise to a tax benefit of approximately $2.1 million attributed to the Company. Given that the tax benefit meets the realization criteria of SFAS 123(R), the benefit has been recorded as a credit to equity since the entire benefit exceeded the recorded expense of zero. The Company did not otherwise grant or modify any share-based compensation during the 52 weeks ended September 29, 2007. As of September 29, 2007 the Company had no outstanding equity awards to its employees or non-employees either directly or through grants by Holdings that would be attributable to the Company’s employees or non-employees and thereby accounted for as an expense of the Company.

In November of 2008, the board of directors of Holdings approved grants of options to a number of key individuals of the Company. These options to purchase approximately 373,000 shares of Holdings common stock vest over a five year period at a rate of 20% annually on each anniversary of the date of grant.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation plans under APB Opinion No. 25, under which no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based employee awards with an exercise price equal to or greater than the fair value of the common stock on the date of grant. For purposes of SFAS No. 123, Accounting for Stock-Based Compensation, the fair value of each option granted has been estimated at the date of the grant using the Black-Scholes option pricing model using the following weighted-average assumptions used for grants for each of the fiscal years ended 2007, 2006 and 2005: risk free interest rate of 4.0%, expected volatility of 0%, expected lives of 7 years and no expected dividend yield. Based on these assumptions, the weighted average fair value of the options granted is $0.00 in 2007, since no grants were awarded, $ 0.38 in 2006 and $1.42 in 2005.

A summary of option activities for all plans is as follows:

	Fiscal 2007		Fiscal 2006		Fiscal 2005
	Shares	Wt. Avg. Ex Price	Shares	Wt. Avg. Ex Price	Shares	Wt. Avg. Ex Price
Outstanding at beginning of year	1,233,500	$1.91	700,000	$1.00	1,628,760	$2.42
Granted (Plans prior to 2005)	—	—	—	—	26,000	5.80
Granted (2005 Plan)	—	—	538,500	3.08	700,000	1.00
Exercised	—	—	—	—	(1,637,239)	2.47
Cancelled	—	—	(5,000)	1.00	(17,521)	1.31
Assigned to Leslie’s Holdings, Inc.	(1,233,500)	1.91	—	—	—	—

Outstanding at end of year	—	$—	1,233,500	$1.91	700,000	$1.00

Exercisable at end of year	—	$—	175,000	$1.00	—	$—

The fair value of the common stock underlying the 1998 Incentive Stock Option Plan options granted during fiscal year 2005 was determined to be $5.80 per share, as that amount was the most recent price paid for the Company’s common stock by a third party and no significant intervening events had occurred to change this established fair value price and as these options were granted prior to the 2005 Recapitalization. Between August and September of 2003, 1,088,030 shares of the Company’s common stock and 526,820 warrants for the Company’s common stock (greater than 15% of fully diluted shares then outstanding) were either sold or repurchased for $5.80 per share in eleven separately negotiated arms length transactions. As the Company’s stock is privately held and has no quoted market price, the Company determined the $5.80 per share to be the fair value of the common stock underlying the options granted during fiscal year 2005.

The fair value of the common stock underlying the 2005 Incentive Stock Option Plan options granted during fiscal year 2005 was determined to be $1.00 per share, consistent with the value of the Company’s common stock after the 2005 Recapitalization. As the Company’s stock is privately held and has no quoted market price, the Company determined the fair value of options granted during fiscal year 2006 to be based on an enterprise value of 6.5 times the Company’s trailing twelve-month Adjusted EBITDA results as reported in the company’s SEC filings.

For the purpose of Statement 123(R) “Share Based Payment”, the Company is considered a “non-public entity” because it does not have equity securities trading in a public market. For “non-public entities” the effective date to adopt the complete provisions of Statement 123(R) is for fiscal years beginning after December 15, 2005. Statement 123(R) was effective for the Company beginning October 1, 2006. If stock options had been accounted for consistent with SFAS No. 123, these amounts would be amortized on a straight-line basis as compensation expense over the average vesting period of the options and the Company’s net income would not have been effected for the fiscal year ended 2007. The Company’s net income would have decreased by less than $0.1 million in fiscal year 2006, with no effect in fiscal year 2005.

15. Supplemental Cash Flow Disclosures

The Company paid interest charges of $13.6 million, $14.4 million, and $15.2 million in 2007, 2006 and 2005, respectively. The Company paid income taxes of $20.5 million, $16.1 million and $4.3 million in 2007, 2006 and 2005, respectively. The Preferred Stock dividends and the accretion of the Warrants were excluded from the statement of cash flows as non-cash transactions.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors, executive officers and significant employees of the Company are as follows:

Name	Age	Positions
Lawrence H. Hayward	53	Chairman of the Board and Chief Executive Officer
Steven L. Ortega	46	Executive Vice President, Chief Financial Officer and Director
Michael L. Hatch	54	President, Chief Operating Officer and Director
Edward C. Agnew	68	Director
John M. Baumer	40	Director
John G. Danhakl	51	Director
Michael J. Fourticq	63	Director
Janet I. McDonald	50	Senior Vice President, Chief Information Officer
Rick D. Carlson	43	Senior Vice President, Commercial, Service and Logistics
Brian P. Agnew	42	Senior Vice President, Store Operations

Lawrence H. Hayward is Chairman of the Board of Directors and Chief Executive Officer. He joined the Company in January 2000 as President and Chief Executive Officer and assumed the additional role of Chairman of the Board in September 2000. Most recently, Mr. Hayward was the President of ABCO Desert Markets located in Phoenix, Arizona. From 1995 until 1999, he served as President and Chief Executive Officer of Carr Gottstein Foods Co., Alaska’s largest food and drug retailer and wholesale provider. From 1990 to 1995, Mr. Hayward held other senior level positions at Buttrey Food and Drug Store Company. From 1981 until 1990 he served in various corporate positions at American Stores Company headquartered in Salt Lake City, Utah. Mr. Hayward is also a director of Petco Animal Supplies, Inc.

Steven L. Ortega is Executive Vice President, Chief Financial Officer and Director of the Company and joined the Company in August, 2005. Mr. Ortega served as Executive Vice President and Chief Financial Officer for BI-LO LLC from 1999 to 2005. Prior to joining BI-LO, Mr. Ortega was with American Stores Company, where he held various positions within their supermarket and drug store subsidiaries, including Vice President – Finance and Administration, and Vice President – Logistics. Prior to this period at American Stores, Mr. Ortega held various management positions in finance, accounting, audit and store operations at Lucky Stores, Inc., where he last held the position of Director of Finance and Accounting.

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

John M. Baumer became a director of the Company in November 2001. He has been an executive officer and equity owner of LGP, the firm that manages Green Equity Investors II, L.P. (“GEI”), since 1999. Mr. Baumer had previously been a Vice President at Donaldson, Lufkin & Jenrette Securities Corporation (“DLJ”), and had been with DLJ since 1995. Prior to joining DLJ, Mr. Baumer was at Fidelity Investments and Arthur Andersen. Mr. Baumer is also a director of FTD, Inc., Intercontinental Art, Inc., VCA Antech, Inc., The Brickman Group, Ltd. and Petco Animal Supplies, Inc.

John G. Danhakl became a director of the Company in June 1997. He has been an executive officer and an equity owner of LGP, the firm that manages GEI, since 1995. Mr. Danhakl had previously been a Managing Director at DLJ and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert Incorporated. Mr. Danhakl is also a director of Arden Group, Inc., Petco Animal Supplies, Inc., The Neiman Marcus Group, Inc., Sagittarius Brands, The Tire Rack, Inc. and Horseshows In The Sun.

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

Brian P. Agnew became Senior Vice President, Store Operations on September 29, 2005. Brian Agnew is a 15 year retail veteran and was previously the regional Vice President of Operations in the Company’s Southeast Region from September 2003 through October 2005. From May 2003 through September 2003 he held the position of District Manager with the Company. Prior to joining Leslie’s, Brian Agnew held several management positions in the retail grocery industry with Jewel Foods, American Stores Company and Albertson’s, Inc. Brian Agnew is the son of Edward C. Agnew, who has served as a director of the Company since December 2002.

On July 12, 2007, the Company accepted the resignation, of Mr. Ted C. Nark from the Company’s board of directors.

All executive officers of the Company are chosen by the Board of Directors and serve at the Board’s discretion except as provided in the employment agreements described below under “Executive Compensation – Employment Agreements”.

No Audit Committee

The Company does not have an audit committee, nor is any member of the Board a “financial expert” within the meaning of the regulations of the Securities and Exchange Commission. As a voluntary filer without a public market for our equity securities, we are not required to have an audit committee or a financial expert. We do not believe that we could recruit a financial expert without unwarranted expense and difficulty.

Code of Ethics

The Company has adopted a Code of Ethics and a copy may be obtained, without charge, by written request to the Company Attention: Corporate Secretary.

Section 16(a) is Not Applicable

The Company is a voluntary filer without a public market for its equity securities. Consequently, the executive officers and directors are not required to comply with Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION, DISCUSSION AND ANALYSIS

The Board of Directors of the Company does not maintain a compensation committee. Our Board of Directors reviews and approves our compensation practices for attracting, retaining and motivating our Named Executive Officers (or NEOs).

The following Compensation Discussion and Analysis details the Company’s strategy and practices for compensating our NEOs, who in fiscal 2007 were:

Name	Title
Lawrence H. Hayward	Chief Executive Officer and Chairman of the Board

Steven L. Ortega	Chief Financial Officer, EVP and Director

Michael L. Hatch	President, Chief Operating Officer and Director

Janet I. McDonald	Senior Vice President, Chief Information Officer

Rick D. Carlson	Senior Vice President, Commercial, Service and Logistics

Objectives of the Executive Compensation Program

Our compensation programs are designed to provide a competitive level of total compensation (base salary, variable pay, and benefits) to attract and retain talented executives and to motivate our Named Executive Officers to achieve the Company’s business objectives, as approved by the Board of Directors. The Board of Directors uses published surveys to determine whether the compensation provided to NEOs and other executives is competitive. However, the Board does not benchmark against any specific companies. Total compensation is reviewed when the Board of Directors deems it necessary but such review does not typically occur on an annual basis.

Elements of Executive Compensation

The elements of the Company’s compensation are comprised of:

•	Base salary;

•	At risk variable bonuses tied to the Company’s performance;

•	Benefits and other perquisites; and

•	Severance and other post-termination payments as defined in certain of the Named Executive Officers’ employment agreements.

What the Compensation Element is Designed to Reward and How It Relates to the Objectives

Each pay element is designed to reward different results as shown below:

Compensation Element	Designed to Reward	Relationship to the Objectives
Base Salary	Experience, knowledge of the Company and industry, dedication to assigned job, and performance by the executive on behalf of the Company	Provides competitive pay to attract and retain talented NEOs

Bonus	Success in achieving the Company’s financial and operational goals	Motivate and reward executives to achieve the Company’s annual business objectives Provide competitive pay to attract and retain talented NEOs

Benefits and Other Perquisites	Initial and continued employment by the NEOs	Provide competitive compensation to attract and retain talented executives

Severance and Other Post-Termination Payments	Initial and continued employment by the executive	Provide competitive compensation to attract and retain talented executives

Base Salary

Base salary is paid for on-going employment throughout the year. It is intended to compensate the NEOs for their basic services performed for the Company thorough the year. In setting base salary, the Board of Directors considers each NEO’s experience, role and job responsibilities. The Board or Directors reviews base salary when it deems necessary and such review does not always occur on an annual basis.

Bonus

In the first quarter of each fiscal year, the Board of Directors meets to review the Company’s budget and targeted EBITDA goals for the fiscal year. At that meeting, the Board approves a threshold EBITDA target for the Company before bonuses will be paid to NEOs. If the EBITDA target is not achieved, bonuses will not be paid. Consequently, all bonuses are at risk.

In fiscal 2007, the Board of Directors set $76.1 million as the annual EBITDA threshold before bonuses would be paid. Bonuses for NEOs were subject to a cap of 150% of the target bonus and bonuses were targeted in the following amounts:

Name	Target Bonus
Lawrence H. Hayward	70% of base salary

Steven L. Ortega	60% of base salary

Michael L. Hatch	60% of base salary

Janet I. McDonald	35% of base salary

Rick D. Carlson	35% of base salary

The Company exceeded the EBITDA threshold and, consequently, each of the NEOs received more than their target bonus, as set forth in detail in the Summary Compensation Table below.

Benefits and Other Perquisites

401(k) Plan

The Company maintains a 401(k) plan that is available for all eligible employees, including the NEOs. Participants may elect to defer up to 25% of their compensation as pre-tax contributions through regular payroll deductions, subject to the limitations set forth in the Internal Revenue Code. Participants who have attained age 50 before the end of the year are also eligible to make catch-up contributions. The Company currently provides a discretionary matching contribution to each eligible participant’s account, equal to 50% of an eligible employee’s elective contributions, up to 4% of their total compensation.

Welfare Benefits

The NEOs are eligible to participate in any medical, dental, life insurance, disability, 401k or stock option plan made generally available by the Company to executives.

Cash Allowance

Messrs. Hayward and Ortega’s employment agreements provide for the payment by the Company of an annual cash allowance for expenses, including those which may be considered partially or wholly personal in nature. The annual cash allowance is automatically increased annually by 5% from that paid in the prior year. In addition, Messrs. Hayward and Ortega are each entitled to a tax gross-up for any taxes related to his receipt of the cash allowance. In fiscal 2007, Mr. Hayward’s annual cash allowance was $55,125 and his gross-up amount was $33,233. In fiscal 2007, Mr. Ortega’s annual cash allowance was $16,500 and his gross-up amount was $10,854.

Separation Arrangements

As described in detail below, employment agreements for three of the NEOs specify certain severance benefits to be paid in the event of an involuntary termination of such executive’s employment. Mr. Hayward’s employment agreement also provides for severance payment if he elects to terminate his employment following a change in control of the Company. The Company provides such separation benefits in order to remain competitive in attracting and retaining executives.

For further details, please refer to the section “Severance, Termination and Change in Control Payments” below.

Stock Option Awards

As of the 2007 Reorganization, all contractual rights and obligations relating to the Company’s 2005 Stock Option Plan and related Option Agreements and Notices of Option Grants were adopted by Holdings and deemed to apply to Holdings common stock. During the second quarter of 2007, Holdings’ Board of Directors accelerated the vesting of all outstanding stock options to purchase shares of common stock of Holdings. Each of the NEOs exercised his or her outstanding options in February of 2007.

During fiscal 2007, the Company did not grant any additional option or stock awards to their Named Executive Officers. However, in November 2007 the Board of Directors of Holdings approved grants of time based options to a number of employees of the Company, including the NEOs as follows:

Name	Number of Options Granted for Fiscal 2008
Lawrence H. Hayward	40,000

Steven L. Ortega	20,000

Michael L. Hatch	20,000

Janet I. McDonald	10,000

Rick D. Carlson	10,000

The options vest over a five year period at a rate of 20% annually on each anniversary of the date of grant and have an exercise price of $2.30 per share. These option grants are not included in the compensation tables below because they do not relate to compensation for fiscal 2007.

The Board of Directors determined to issue options to purchase shares of Holdings’ common stock in order to provide an incentive to the NEOs to remain in the employ of the Company and to align the NEOs interests with the shareholders of Holdings in order to maximize long-term value.

Compensation of the Named Executive Officers

The following tables show, for fiscal year 2007, compensation awarded or paid to, or earned by, our CEO, CFO, and three most highly compensated executive officers other than the CEO and CFO. We refer to these executives collectively herein as the Named Executive Officers or NEOs.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Grants ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)(1)	(h)	(i)		(j)
Lawrence H. Hayward Chief Executive Officer and Chairman of the Board	2007	517,000	—	—	—	496,521	—	94,558	(2)	1,108,079
Steven L. Ortega Chief Financial Officer, EVP and Director	2007	330,750	—	—	—	272,270	—	31,754	(3)	634,774
Michael L. Hatch President, Chief Operating Officer and Director	2007	320,000	—	—	—	263,421	—	4,400	(4)	587,821
Janet I. McDonald Senior Vice President, Chief Information Officer	2007	177,500	—	—	—	84,814	—	4,211	(4)	266,525
Rick D. Carlson Senior Vice President, Commercial, Service and Logistics	2007	170,000	—	—	—	81,273	—	4,400	(4)	255,673

(1)	Bonuses are attributed to the year earned and are paid out after the conclusion of the fiscal year. For fiscal 2007, certain of the NEOs received their bonuses in November 2007 and others will receive their bonuses in January 2008.
(2)	Represents (i) a cash allowance of $55,125 for all expenses, including those that may be personal in nature, (ii) a gross up payment of $33,233 related to the cash allowance, (iii) legal and accounting expenses paid by the Company and incurred by Mr. Hayward in connection with negotiating his amended employment agreement, and (iv) the Company’s matching contributions to Mr. Hayward’s 401(k) account.
(3)	Represents (i) a cash allowance of $16,500 for all expenses, including those that may be personal in nature, (ii) a gross up payment of $10,854 related to the cash allowance, and (iii) the Company’s matching contributions to Mr. Ortega’s 401(k) account.
(4)	Represents the Company’s matching contributions to each NEO’s 401(k) account.

GRANTS OF PLAN-BASED AWARDS

For Fiscal Year ended September 29, 2007

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
(a)	(b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)
Lawrence H. Hayward	11/15/2006	180,950	361,900	542,850
Steven L. Ortega	11/15/2006	99,225	198,450	297,675
Michael L. Hatch	11/15/2006	96,000	192,000	288,000
Janet I. McDonald	11/15/2006	31,063	62,125	93,188
Rick D. Carlson	11/15/2006	29,750	59,500	89,250

As of the 2007 Reorganization, all contractual rights and obligations relating to the Company’s 2005 Stock Option Plan (the “2005 Plan”) and related agreements were assumed by Holdings. During the second quarter of 2007 and pursuant to the 2005 Plan, Holdings’ board of directors approved the acceleration of the vesting of all outstanding stock options to purchase shares of common stock of Holdings. The fair value of the awards immediately before the modification of the vesting was the same value as the fair value after the modification took effect. All of the outstanding options were exercised in February of 2007 after the 2007 Reorganization and all exercises by the NEOs are reflected in the table below.

During fiscal 2007, our Named Executive Officers did not receive any grants of stock options or other stock awards. However, as described above in the Compensation, Discussion & Analysis, in November 2008 the Board of Directors of Holdings approved grants of time based options to a number of employees of the Company, including the NEOs. The options vest over a five year period at a rate of 20% annually on each anniversary of the date of grant.

OPTION EXERCISES

For Fiscal Year Ended 2007

	Option Awards
Name of Executive Officer	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
(a)	(b)	(c)
Lawrence H. Hayward	50,000	291,500

Steven L. Ortega	720,000	6,822,600

Michael L. Hatch	45,000	323,850

Janet I. McDonald	20,000	154,100

Rick D. Carlson	20,000	154,100

Severance, Termination and Change in Control Payments

Employment Agreements

Lawrence H. Hayward

The Company entered into an amended and restated employment agreement with Lawrence Hayward on June 15, 2007, for his employment as Chief Executive Officer and Chairman of the Board of the Company. Under the employment agreement, the Company shall pay Mr. Hayward a salary at an annual rate of $517,000. Mr. Hayward shall also be eligible to participate in the Company’s bonus plan, with a target bonus for each year of not less than 70% of his base salary in effect at the end of such year. Under the employment agreement, the Company shall pay Mr. Hayward an annual cash allowance for expenses, which was $55,125 for 2007 (increased annually by 5%), that relates to his employment which might be considered partially or wholly personal in nature, and he is entitled to a tax gross-up for any taxes related to his receipt of the cash allowance. Mr. Hayward is entitled to receive other benefits such as four (4) weeks of vacation each year, personal and sick leave, insurance and other benefits consistent with the then-current policies of the Company and equal to those benefits extended to the most senior executives of the Company. The employment agreement expires on June 15, 2012 but shall automatically extend for successive one-year periods unless notice is provided in accordance with the terms of the employment agreement. Mr. Hayward’s employment agreement also contains non-solicitation and confidentiality covenants and provides that Mr. Hayward serves as a Director at the will of the Company’s Board of Directors.

If the Company terminates Mr. Hayward’s employment for any reason other than his death, disability, Just Cause, or pursuant to the Company’s retirement policy or if Mr. Hayward terminates his employment for Good Reason, the Company shall pay him a lump sum cash amount equal to 200% of the sum of (i) his base salary in effect at the time of the termination, (ii) the greater of his target bonus for such year and the average of his bonuses for the prior five years, (iii) an amount equal to the monthly premium payable to Mr. Hayward for health and medical-care insurance coverage of Mr. Hayward and his dependents for coverage period required under COBRA, and (iv) an amount equal to the monthly premium payable by Mr. Hayward for health and medical-care insurance coverage of Mr. Hayward and his dependents for coverage period after the expiration of COBRA period multiplied by 12, provided however, that the amount of such premium will be capped at 150% of the premium that was payable under COBRA. In addition, Mr. Hayward is entitled to a tax gross-up if excise taxes are imposed as a result of any payments made under the agreement. The amount of the gross-up will be sufficient to cover all such taxes, interests and penalties.

“Just Cause” is defined in the employment agreement as termination of employment for any of the following reasons: (i) Mr. Hayward’s conviction of a felony, without the right of further appeal, which has an adverse impact on the Company or which involves the material misappropriation of the Company’s assets, (ii) an intentional or grossly negligent violation by Mr. Hayward of any reasonable policy of the Board of Directors of the Company that results in material damage to the Company and which, if such violation is curable, after notice to do so, Mr. Hayward fails to correct within a reasonable time, or (iii) the performance of services by Mr. Hayward for any other company, entity, or person which directly competes with the Company during the time Mr. Hayward is employed by the Company, without the written approval of the Company’s Board of Directors.

“Good Reason” is described in the employment agreement as (i) relocation of Mr. Hayward’s home due to the relocation of the corporate office beyond a 25-mile radius of the current office located in Phoenix, Arizona, or (ii) the consummation of a Change in Control.

“Change in Control” is defined as any of the following: (i) GCP California Fund, L.P. and its affiliates cease to beneficially own, directly or indirectly, a majority of the voting securities of the Company, (ii) a merger or consolidation of Holdings or the Company, or (iii) the sale of substantially all of the assets of the Company, in each case in a transaction or series of transactions as a result of which a majority of the voting securities of the Company cease to be beneficially owned, directly or indirectly, by GCP California Fund, L.P. or any of its affiliates.

Steven L. Ortega

The Company entered into an amended and restated employment agreement with Steven Ortega on June 15, 2007, for his employment as Executive Vice President and Chief Financial Officer of the Company. The employment agreement provides for a minimum base salary of no less than $330,750 annually. Mr. Ortega is also eligible to participate in the Company’s bonus plan with a target bonus of at least 60% of his base salary in effect for the fiscal year.

The bonus plan shall provide for a minimum bonus of 50% of target upon achievement of threshold performance. Mr. Ortega is also entitled to receive prompt reimbursement for all expenses reasonably and necessarily incurred by him in performing his duties. Under the employment agreement, Mr. Ortega is paid an annual cash allowance for expenses, which was $16,500 for 2007 (increased annually by 5%), that relates to his employment which might be considered partially or wholly personal in nature, and he is entitled to a tax gross-up for any taxes related to his receipt of the cash allowance. Mr. Ortega is eligible to participate in any medical, dental, life insurance, disability, retirement, profit-sharing, savings, stock option plan or stock-based compensation plan made generally available by the Company to executives. Additionally, he is eligible to receive vacation (not less than 4 weeks paid vacation per year) and sick leave. The employment agreement contains non-solicitation and confidentiality covenants and provides that Mr. Ortega will serve as a Director at the will of the Company’s Board of Directors. The employment agreement expires on April 22, 2010 but shall automatically extend for successive one-year periods unless notice is given in accordance with the employment agreement.

If the Company terminates Mr. Ortega’s employment for any reason other than Cause or Mr. Ortega terminates his employment for Good Reason, Mr. Ortega will receive the following: (i) any unpaid base salary that has been earned at the time of such termination, (ii) a pro-rata portion of the cash allowance of the year less any amount previously disbursed in that year, (iii) any reimbursements to which he was entitled, (iv) compensation for accrued but unused vacation, (v) any other amounts or benefits due after the termination of employment under the terms of other agreements, (vi) 200% percent of (A) his base salary in effect at the time of the termination, plus (B) his target bonus for the year of termination to be paid in accordance with the Company’s normal payroll procedures, (vii) reimbursement for the premium payable by Mr. Ortega for health and medical-care insurance coverage under COBRA for a period of 18 months after termination, and (viii) independent, offsite, executive career transition and outplacement services.

“Cause” is defined in the employment agreement as any of the following: (i) Mr. Ortega’s breach of the employment agreement or a material Company policy, (ii) the engaging by Mr. Ortega in willful, reckless or grossly negligent misconduct, or (iii) Mr. Ortega failing or refusing to perform any material obligation or to carry out the reasonable directives of his supervisor consistent with his duties, and Mr. Ortega fails to cure the same within a period of 10 days after written notice of such failure is provided to him by the Company.

“Good Reason” is deemed to exists if (i) there is a material diminution in the title and/or duties, responsibilities or authority of Mr. Ortega, (ii) the Company requires Mr. Ortega to move to another location of the Company or any affiliate and the distance between the new job site is at least 50 miles away from metropolitan Phoenix, Arizona, (iii) there is a willful failure or refusal by the Company to perform any material obligation under the employment agreement, or (iv) there is a reduction in Mr. Ortega’s base salary or annual bonus target amount.

Michael L. Hatch

The Company entered into an employment agreement with Michael L. Hatch on June 15, 2007, for his employment as the President and Chief Operating Officer of the Company. The employment agreement provides for an annual minimum base salary of $320,000, and provides that Mr. Hatch is eligible during each fiscal year for an annual bonus of 60% of his annual base salary. The employment agreement provides that Mr. Hatch is eligible to participate in the Company’s benefit plans consistent with the benefits generally available to executives. Such benefits include four (4) weeks of vacation each year, personal and sick leave, disability, and medical and life insurance. Under the employment agreement Mr. Hatch is also subject to non-solicitation and confidentiality covenants, and he serves at the will of the Company’s Board of Directors.

If the Company terminates Mr. Hatch’s employment for any reason other than (i) under its retirement policy, (ii) upon Mr. Hatch’s death or disability, or (iii) for Just Cause, then the Company shall pay him a lump sum amount equal to his current annual salary and target bonus, less normal withholdings and will reimburse Mr. Hatch for a period of twelve (12) months after termination for his health and medical-care insurance coverage.

“Just Cause” is defined in the employment agreement as termination of employment for any of the following reasons: (i) Mr. Hatch’s breach of the employment agreement or of a material policy of the Board of Directors of the Company, (ii) the engaging by Mr. Hatch in willful, reckless or grossly negligent misconduct, (iii) Mr. Hatch’s indictment, charge, conviction or guilty pleas (or plea of nolo contendere) with respect of an offense involving moral turpitude or a felony, (iv) Mr. Hatch’s failing or refusing to perform any material obligation or to carry out the reasonable directives of Mr. Hatch’s supervisor consistent with his duties, and Mr. Hatch fails to cure the same within a period of 10 days after written notice of such failure is provided to Mr. Hatch, or (v) the performance of services by Mr. Hatch for any other company, entity, or person which directly competes with the Company during the time Mr. Hatch is employed by the Company, without the written approval of the Board of the Company.

We did not execute employment agreements with any other Named Executive Officers.

Potential Payments Upon Termination or Change in Control

The following table sets forth potential payments for each Named Executive Officer in the event of various termination circumstances. This presentation assumes termination has occurred on the last business day of fiscal 2007. Due to uncertainties inherent in this estimation process, it is possible actual payments may vary from these estimates.

Name	Termination by the Company other than for Cause		Resignation by the NEO for Good Reason		Voluntary Resignation by the NEO	Retirement (7)	Death		Disability		Termination by NEO after a Change in Control
Lawrence H. Hayward	$2,010,412	(1)	$2,010,412	(1)	—	—	$1,377,860	(2)	$1,377,860	(2)	$2,010,412	(3)
Steven L. Ortega	$1,093,381	(4)	$1,093,381	(4)	—	—	198,450	(5)	—		—
Michael L. Hatch	$523,537	(6)	—		—	—	—		—		—
Janet I. McDonald	—		—		—	—	—		—		—
Rick D. Carlson	—		—		—	—	—		—		—

(1)	Comprised of 200% of (i) Mr. Hayward’s base salary in effect at the time of termination, (ii) the greater of his target bonus for such year and the average of his bonuses for the prior five years, (iii) an amount equal to the monthly premium payable by Mr. Hayward for health and medical insurance coverage for him and his dependents for eighteen months and (iv) an amount equal to the monthly premium payable by Mr. Hayward for health and medical insurance for him and his dependents coverage for the period after expiration of COBRA for twelve additional months but subject to a cap at 150% of the premium payable under COBRA.
(2)	Comprised of (i) 18 months of Mr. Hayward’s base salary,(ii) a pro-rata portion of the greater of his target bonus or the bonus to which he would otherwise have been entitled for the year, (iii) a pro rata portion of his cash allowance for the year, and (iv) continuation of health insurance coverage for Mr. Hayward’s dependents for 18 months under COBRA.
(3)	Comprised of all amounts set forth in footnote (1) above. In addition, Mr. Hayward may be entitled to a tax gross-up calculated in accordance with the terms of his employment agreement.
(4)	Comprised of (i) 200% of Mr. Ortega’s base salary in effect at the time of termination, (ii) 200% of his target bonus for such year, (iii) an amount equal to the monthly premium payable by Mr. Ortega for health and medical insurance coverage for him and his dependents for eighteen months, and (iv) an estimate of the costs of providing Mr. Ortega with the career transition and outplacement services set forth in his employment agreement.
(5)	If Mr. Ortega’s employment terminates on account of death, he will receive his target bonus for the fiscal year in which he died.
(6)	Comprised of (i) Mr. Hatch’s annual salary at the time of termination, (ii) his target bonus for such year, and (iii) an amount equal to the monthly premium payable by Mr. Hatch for health and medical insurance coverage for him and his dependents for twelve months.

Directors’ Compensation

The following table lists each of our directors, who is not also an NEO. Generally, Directors do not receive any compensation for their service on the Company’s Board of Directors other than reimbursement for reasonable out-of-pocket expenses incurred in connection with attending meetings. However, Mr. Edward Agnew and prior to his resignation, Mr. Ted Nark, received $4,000 per each quarterly meeting of the Company’s Board of Directors.

DIRECTOR COMPENSATION

For Fiscal Year Ended 2007

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Edward C. Agnew	16,000	—	—	—	—	—	16,000
Ted C. Nark (1)	8,000	—	—	—	—	—	8,000
John M. Baumer	—	—	—	—	—	—	0
John G. Danhakl	—	—	—	—	—	—	0
Michael J. Fourticq	—	—	—	—	—	—	0

(1)	On July 12, 2007, the Company accepted the resignation, of Mr. Ted C. Nark from the Company’s board of directors. As of the effective time of Mr. Nark’s resignation, he had attended two meetings of the Board of Directors and was entitled to a fee of $4,000 per meeting.

Compensation Committee Interlocks and Insider Participation

The Board of Directors of the Company does not have a compensation committee. The independent members of the Company’s Board of Directors sets compensation in executive session. None of our Named Executive Officers participated in discussions of the Board of Directors related to executive compensation in fiscal 2007.

Compensation Committee Report

The Company’s Board of Directors does not have a compensation committee. The Board of Directors of the Company reviewed and discussed with management the Compensation Discussion and Analysis set forth above for the 2007 fiscal year. As a result of this review and discussion, the Board of Directors approved, the Compensation Discussion and Analysis for inclusion in this annual report.

BOARD OF DIRECTORS:	Lawrence H. Hayward (Chairman)
Steven L. Ortega
Michael L. Hatch
Edward C. Agnew
John M. Baumer
John G. Danhakl
Michael J. Fourticq

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Holdings beneficially owned 100% of the Company’s common stock as of September 29, 2007. Accordingly, Holdings owned 100% of the economic and voting power in the Company. The following table sets forth information as of September 29, 2007 with respect to (i) all persons known by us to be the beneficial owner of more than 5% of Holdings’ common stock; (ii) all executive officers; (iii) all directors; and (iv) all directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Shares Outstanding
Leslie’s Coinvestment, LLC(2)	9,152,403	21.0
John M. Baumer(2)(3)	33,867,730	77.6
John G. Danhakl(2)(3)	33,867,730	77.6
GCP California Fund, L.P.(3)	24,715,327	56.6
Michael J. Fourticq	732,270	1.7
Edward C. Agnew	—	—
Lawrence H. Hayward	3,050,000	7.0
Steven L. Ortega	920,000	2.1
Michael L. Hatch	420,000	1.0
Janet I. McDonald	235,000	0.5
Rick D. Carlson	270,000	0.6
All executive officers and directors as a group (10 persons)	39,495,000	90.4

(1)	The address of Messrs. Fourticq, Hayward, Ortega, Hatch and Carlson and Ms. McDonald is 3925 E. Broadway Road, Suite 100, Phoenix, Arizona 85040. The address of LGP, GCP and Messrs. Baumer and Danhakl is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.
(2)	Leslie’s Coinvestment, LLC is a Delaware limited liability company managed by LGP. Each of Messrs. Jonathan D. Sokoloff, Peter J. Nolan, John D. Danhakl, Jonathan A. Seiffer, John M. Baumer and Timothy J. Flynn, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control LGP. Accordingly, for certain purposes, Messrs. Sokoloff, Nolan, Danhakl, Seiffer, Baumer and Flynn may be deemed to be beneficial owners of the shares of the Company’s common stock held or controlled by LGP. However, such individuals disclaim beneficial ownership of the securities held by LGP, except to the extent of their respective pecuniary interests therein.
(3)	GCP is a Delaware limited partnership managed by an affiliate of LGP, which is an affiliate of the general partner of GCP. Each of Messrs. Sokoloff, Nolan, Danhakl, Seiffer, Baumer and Flynn either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control the affiliate of LGP and such general partner. The affiliate of LGP and such general partner may be deemed to control the voting and disposition of the shares of the Company’s common stock owned by GCP. Accordingly, for certain purposes, Messrs. Sokoloff, Nolan, Danhakl, Seiffer, Baumer and Flynn may be deemed to be beneficial owners of the shares of the Company’s common stock held by GCP. However, such individuals disclaim beneficial ownership of the securities held by GCP, except to the extent of their respective pecuniary interests therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Services Agreement

We entered into a Management Services Agreement with LGP concurrent with the consummation of the 2005 Recapitalization. The Management Services Agreement provides that we will pay LGP an annual fee of $1.0 million for ongoing management, consulting and financial services. In addition, the Management Services Agreement provides that LGP may provide us with financial advisory or investment banking services in connection with major financial transactions, and LGP will be paid a customary fee for such services. The Management Services Agreement will terminate on the earlier of (a) the tenth anniversary of its execution dated January 25, 2005; provided that the agreement will automatically extend for one year periods thereafter unless either we or LGP gives the other three months prior notice of termination, (b) the consummation of a change of control, including the date that LGP affiliates hold 40% or less of the Company’s shares and (c) the consummation of a public offering of the Company’s common stock in an aggregate offering amount of at least $50 million or as a result of which at least 15% of the Company’s shares of common stock is publicly traded. In the event of the Company’s bankruptcy, liquidation, insolvency or winding-up, the payment of all accrued and unpaid fees pursuant to the Management Services Agreement is subordinated to the prior payment in full of all amounts due and owing under the indenture governing the notes.

Stockholders Agreement

We entered into a Stockholders Agreement with GCP and each of the Company’s other stockholders concurrent with the consummation of the 2005 Recapitalization. The Stockholders Agreement generally restricts the transferability of the Company’s stock and gives GCP and its affiliates a right of first refusal in the event any other stockholder seeks to transfer any of the Company’s stock to a third party. In addition, GCP and its affiliates have certain “drag-along” rights and if GCP and its affiliates desire to sell any of the Company’s stock, other stockholders will have certain “tag-along” rights to participate in such sale. We and certain of the non-management stockholders have certain rights to repurchase a portion of the stock held by management upon their ceasing to provide services to us. The Stockholders Agreement also grants demand registration rights to the non-management stockholders and piggyback registration rights for all stockholders. Finally, Mr. Fourticq has certain rights to be elected as a director of Leslie’s.

On October 25, 2005, certain provisions of the Stockholders Agreement were amended dealing with termination of employment and in February 2007, the Stockholders Agreement was amended further reflecting the certain modifications related to the 2007 Reorganization.

Indemnification

We have agreed that we will indemnify all of the Company’s current and former directors and officers after the consummation of the 2005 Recapitalization for all costs and expenses incurred in proceedings arising out of or pertaining to the 2005 Recapitalization.

Director Independence

We are a corporation with public debt (not listed on any exchange) whose equity is privately held by Holdings, a private holding company. Although our Board has not made a formal determination on the matter, under current New York Stock Exchange listing standards (which we are not currently subject to) and taking into account any applicable committee standards, we believe that Messrs. Hayward, Ortega and Hatch would not be considered independent under any general listing standards or those applicable to any particular committee due to their employment relationship with the Company, Mr. Edward Agnew would not be considered independent under any general listing standards or those applicable to any particular committee due to his son’s employment with the Company as Senior Vice President of Operations, and Messrs. Danhakl and Baumer may not be considered independent under any general listing standards or those applicable to any particular committee, due to their direct relationship with LGP and GCP, our largest shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Fiscal 2007	Fiscal 2006
Audit Fees (1)	$363,000	$297,000
Audit-Related Fees (2)	38,000	30,000

Total	$398,000	$327,000

(1)	Includes fees and expenses related to the fiscal year audit and interim reviews, notwithstanding when the fees and expenses were billed or when the services were rendered.
(2)	Includes fees and expenses for various services rendered from October through September of the fiscal year, notwithstanding when the fees and expenses were billed.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) The following financial statements and financial statement schedules are included herewith and are filed as part of this annual report.

(a)(3) The following exhibits set forth below are filed as part of this annual report or are incorporated herein by reference.

Exhibit Number	Description
2.1*	Agreement and Plan of Merger dated as of January 7, 2005 between the Company and LPM Acquisition LLC (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed on January 11, 2005)

2.2*	Agreement and Plan of Merger to Form Holding Company (previously filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q filed on February 9, 2007)

3.1*	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on January 25, 2005 (previously filed as Exhibit 3.1 to the Registration Statement on Form S-4 filed on April 22, 2005)

3.2*	Bylaws of the Company (previously filed as Exhibit 3.5 to the Registration Statement on Form S-1 filed on June 27, 1997)

3.3*	Form of Certificate of Incorporation of Surviving Corporation (previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on February 9, 2007)

4.1*	Indenture dated as of May 21, 2003 between the Company and The Bank of New York Trust Company, N.A. (previously filed as Exhibit 4.1 to the Registration Statement on Form S-4 filed on July 18, 2003)

4.2*	Supplemental Indenture dated as of January 11, 2005 between the Company and The Bank of New York Trust Company, N.A. (previously filed as Exhibit 10.01 to the Current Report on Form 8-K filed on January 25, 2005)

4.3*	Indenture dated as of January 25, 2005 between the Company and The Bank of New York Trust Company, N.A. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on January 28, 2005)

10.1*	Stockholders Agreement dated as of January 25, 2005 among the Company, GCP California Fund, L.P., Leslie’s Coinvestment, LLC and the stockholders identified on the signature pages thereto (previously filed as Exhibit 10.1 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.2*	Amendment dated as of October 25, 2005 to the Stockholders Agreement dated as of January 25, 2005 among the Company, GCP California Fund, L.P., Leslie’s Coinvestment, LLC and the stockholders identified on the signature pages thereto (previously filed as Exhibit 10.3 to the Annual Report on Form 10-K filed on December 20, 2005)

10.3*	Management Services Agreement dated as of January 25, 2005 between the Company and Leonard Green & Partners, L.P. (previously filed as Exhibit 10.2 to the Registration Statement on Form S-4 filed on April 22, 2005)

Exhibit Number	Description
10.4*	Lease Agreement dated as of August 30, 1990 by and between Adams Property Associates and the Company (previously filed as Exhibit 10.7 to the Registration Statement on Form S-1/A filed on July 21, 1997)

10.5*	First Amendment dated as of June 21, 1996 to the Lease Agreement dated August 30, 1990 by and between Adams Property Associates and the Company (previously filed as Exhibit 10.4 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.6*	Second Amendment dated as of September 30, 1999 to the Lease Agreement dated August 30, 1990 by and between Adams Property Associates and the Company (previously filed as Exhibit 10.5 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.7*	Third Amendment dated as of April 14, 2000 to the Lease Agreement dated August 30, 1990 by and between Adams Property Associates and the Company (previously filed as Exhibit 10.6 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.8*	Fourth Amendment dated as of November 1, 2004 to the Lease Agreement dated August 30, 1990 by and between Adams Property Associates and the Company (previously filed as Exhibit 10.9 to the Annual Report on Form 10-K filed on December 20, 2005)

10.9*	Lease dated as of November 26, 1996 by and between Bedford Property Investors, Inc. and the Company (previously filed as Exhibit 10.8 to Registration Statement on Form S-1/A filed on July 21, 1997)

10.10*	Addendum dated as of November 1996 to the Lease dated November 26, 1996 by and between Bedford Property Investors, Inc. and the Company (previously filed as Exhibit 10.8 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.11*	Lease Agreement dated as of December 30, 1997 by and between Liberty Property Limited Partnership and the Company (previously filed as Exhibit 10.8 to the Registration Statement on Form S-1/A filed on July 21, 1997)

10.12*	First Amendment dated as of June 3, 1999 to the Lease Agreement dated December 30, 1997 by and between Liberty Property Limited Partnership and the Company (previously filed as Exhibit 10.10 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.13*	Lease dated as of April 30, 1998 by and between Paul Hemmer Development Co., III and the Company (previously filed as Exhibit 10.11 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.14*	First Addendum dated as of July 21, 1999 to the Lease dated April 30, 1998 by and between Paul Hemmer Development Co., III and the Company (previously filed as Exhibit 10.12 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.15*	Lease Agreement dated as of March 30, 2004 between ProLogis and the Company (previously filed as Exhibit 10.13 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.16*	Lease dated as of October 31, 2000 between Broadway Business Center LLC and the Company (previously filed as Exhibit 10.14 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.17*	First Amendment dated as of November 30, 2000 to the Lease dated as of October 31, 2000 between Broadway Business Center LLC and the Company (previously filed as Exhibit 10.15 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.18*	Second Amendment dated as of June 26, 2001 to the Lease dated as of October 31, 2000 between Broadway Business Center LLC and the Company (previously filed as Exhibit 10.16 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.19*	Third Amendment dated as of May 31, 2002 to the Lease dated as of October 31, 2000 between Broadway Business Center LLC and the Company (previously filed as Exhibit 10.17 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.20*	Fourth Amendment dated as of April 9, 2004 to the Lease dated as of October 31, 2000 between Broadway Business Center LLC and the Company (previously filed as Exhibit 10.18 to the Registration Statement on Form S-4 filed on April 22, 2005)

Exhibit Number	Description
10.21*	Form of Director’s and Officer’s Indemnification Agreement dated as of January 1, 2000 between the Company and certain members of management (previously filed as Exhibit 10.19 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.22*†	2005 Stock Option Plan (previously filed as Exhibit 10.23 to the Annual Report on Form 10-K filed on December 20, 2005)

10.23†	Amended and Restated Employment Agreement dated June 15, 2007 between the Company and Lawrence H. Hayward

10.24†	Amended and Restated Executive Employment Agreement dated as of June 15, 2007 between the Company and Steven L. Ortega

10.25*†	Employment Agreement dated as of June 15, 2007 between the Company and Michael L. Hatch (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 19, 2007)

10.26*	Amended and Restated Loan and Security Agreement dated as of January 25, 2005 between the Company, LPM Manufacturing, Inc., Wells Fargo Retail Finance LLC and the other lenders parties thereto (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on January 28, 2005)

10.27*	Registration Rights Agreement, dated as of January 25, 2005, between the Company and certain holders of the Company’s 7.75% Senior Notes due 2013 (previously filed as Exhibit 10.01 to the Current Report on Form 8-K filed on January 28, 2005)

10.28	First Amendment dated as of July 26, 2007 to the Lease dated November 26, 2006 by and between Bedford Property Investors, Inc. and the Company

10.29*	Amendment No. 2 dated as of June 15, 2006 to the Stockholders Agreement dated as of January 25, 2005 among the Company, GCP California Fund, L.P., Leslie’s Coinvestment, LLC and the stockholders identified on the signature pages thereto (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on February 9, 2007)

10.30*	Amendment No. 3 dated as of February 7, 2007 to the Stockholders Agreement dated as of January 25, 2005 among the Company, GCP California Fund, L.P., Leslie’s Coinvestment, LLC and the stockholders identified on the signature pages thereto (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on February 9, 2007)

21.1*	Subsidiaries (previously filed as Exhibit 21.1 to the Annual Report on Form 10-K405 filed on December 22, 1999)

24.1	Power of Attorney (included on signature page)

31.1	Certification of Lawrence H. Hayward

31.2	Certification of Steven L. Ortega

32.1	Certification of Lawrence H. Hayward and Steven L. Ortega

*	Previously filed
†	Management contract or compensatory plan

COPIES OF THIS FORM 10-K MAY BE OBTAINED WITHOUT CHARGE UPON WRITTEN

REQUEST TO THE COMPANY AT THE FOLLOWING ADDRESS:

LESLIE’S POOLMART, INC.

3925 E. BROADWAY RD., SUITE #100

PHOENIX, ARIZONA 85040

ATTN: CORPORATE SECRETARY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on December 17, 2007.

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

Signature	Capacity	Date
/S/ LAWRENCE H. HAYWARD Lawrence H. Hayward	Chairman of the Board of Directors and Chief Executive Officer	December 17, 2007

/S/ EDWARD C. AGNEW Edward C. Agnew	Director	December 17, 2007

/S/ JOHN M. BAUMER John M. Baumer	Director	December 17, 2007

/S/ JOHN G. DANHAKL John G. Danhakl	Director	December 17, 2007

/S/ MICHAEL J. FOURTICQ Michael J. Fourticq	Director	December 17, 2007

/S/ MICHAEL L. HATCH Michael L. Hatch	President, Chief Operating Officer and Director	December 17, 2007

/S/ STEVEN L. ORTEGA Steven L. Ortega	Chief Financial Officer, Director and Principal Accounting Officer	December 17, 2007