Form 10-Q
period 2007-12-29
LESLIES POOLMART INC
filed 2008-02-12
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 29, 2007

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

The number of shares of the registrant’s Common Stock outstanding at February 11, 2008 was 100 shares.

LESLIE’S POOLMART, INC.

AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

FORM 10-Q

For the Quarterly Period Ended December 29, 2007

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Consolidated Balance Sheets

(Amounts in thousands, except share information)

	December 29, 2007	September 29, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,113	$59,781
Accounts and other receivables, net	6,036	8,790
Inventories, net	74,420	65,724
Prepaid expenses and other current assets	2,895	2,562
Deferred tax assets	8,224	6,939

Total current assets	125,688	143,796

Property, plant and equipment, net	35,458	37,933
Intangible assets	8,080	8,096
Deferred financing costs, net	5,413	5,653
Deferred tax assets	3,834	3,834
Other assets	311	327

Total assets	$178,784	$199,639

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$29,789	$29,471
Accrued expenses	33,061	38,385
Income taxes payable	—	9,283

Total current liabilities	62,850	77,139

Other long term liabilities	6,290	6,031
Senior notes, net	169,114	169,080

Total liabilities	238,254	252,250

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, authorized 50,000,000 shares, issued and outstanding 100 shares at December 29, 2007 and at September 29, 2007	—	—
Capital deficit	(91,971)	(91,984)
Retained earnings	32,501	39,373

Total stockholders’ deficit	(59,470)	(52,611)

Total liabilities and stockholders’ deficit	$178,784	$199,639

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Operations (unaudited)

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

(Amounts in thousands)

	13 Weeks Ended
	December 29, 2007	December 30, 2006
	(unaudited)	(unaudited)
Sales	$58,306	$52,695

Cost of merchandise sold and services sold, including warehousing and transportation expenses	29,839	27,242

Gross profit	28,467	25,453
Selling, general and administrative expenses	36,422	33,927
Loss on disposition of fixed assets	10	35

Operating loss	(7,965)	(8,509)
Other expenses (income):
Interest expense	3,633	4,861
Interest income	(702)	(283)

Total other expense	2,931	4,578

Loss before income taxes	(10,896)	(13,087)
Income tax benefit	(4,024)	(5,830)

Net loss	$(6,872)	$(7,257)

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Cash Flows (unaudited)

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

(Amounts in thousands)

	13 Weeks Ended
	December 29, 2007	December 30, 2006
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(6,872)	$(7,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,258	3,045
Stock compensation	13	—
Preferred stock dividend and accretion	—	1,211
Amortization of loan fees and discounts	274	286
Allowance for doubtful accounts	25	77
Loss on disposition of assets	10	35
Deferred income taxes	(1,285)	—
Changes in operating assets and liabilities:
Accounts and other receivables	2,729	2,109
Inventories	(8,696)	(14,698)
Prepaid expenses and other current assets	(333)	(318)
Other assets	16	(38)
Accounts payable and accrued expenses	(4,747)	(970)
Income taxes payable	(9,283)	(10,815)

Net cash used in operating activities	(24,891)	(27,333)

Investing activities:
Purchase of property, equipment and intangibles	(777)	(1,283)

Net cash used in investing activities	(777)	(1,283)

Financing activities:
None	—	—

Net cash used in financing activities	—	—

Net decrease in cash and cash equivalents	(25,668)	(28,616)

Cash and cash equivalents at beginning of period	59,781	39,004

Cash and cash equivalents at end of period	$34,113	$10,388

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Notes to Consolidated Financial Statements (unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week period ended December 29, 2007 are not necessarily indicative of the results that may be expected for the year ending September 27, 2008.

The balance sheet at September 29, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the Consolidated Financial Statements and Notes thereto included in Leslie’s Poolmart, Inc.’s Annual Report on Form 10-K for the year ended September 29, 2007.

(2) Organization and Operation

Leslie’s Poolmart, Inc., which is sometimes referred to as the “Company” or “Leslie’s” in this report, is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie’s Swimming Pool Supplies through 573 stores in 35 states, a nationwide mail order catalog, and web store. The Company also operates five distribution facilities and repackages certain bulk chemical products for retail sale. The Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the third and fourth fiscal quarters.

The Company became a wholly-owned subsidiary of Leslie’s Holdings, Inc (“Holdings”) during February 2007, pursuant to a tax-free reorganization in which the Company’s shareholders became shareholders of Holdings in the same proportions (the “2007 Reorganization”). As a result of the 2007 Reorganization, each share of outstanding common stock of the Company was converted into one share of common stock of Holdings, and each share of outstanding 10% senior redeemable exchangeable cumulative preferred stock of the Company was effectively assumed by Holdings and extinguished, with it being accounted for as contributed capital to the Company.

(3) Stock-based Compensation

As the Company is a nonpublic company under the provisions of SFAS No. 123R “Share-Based Payment”, we were required to adopt SFAS No. 123R using the prospective method which requires the Company to apply the provisions of SFAS No. 123R prospectively to new awards and to awards modified, repurchased or cancelled after September 30, 2006. Awards granted after September 30, 2006 are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on a straight line basis over the service periods of each award. Compensation cost for the unvested portion of awards outstanding is recognized as the requisite service is rendered.

All outstanding options were exercised in February of 2007 after the 2007 Reorganization, which gave rise to a tax benefit of approximately $2.1 million attributed to the Company. Given that the tax benefit meets the realization criteria of SFAS 123(R), the benefit has been recorded as a credit to equity since the entire benefit exceeded the recorded expense of zero.

In November of 2008, the board of directors of Holdings approved grants of options to a number of key individuals of the Company. These options to purchase approximately 373,000 shares of Holdings common stock vest over a five year period at a rate of 20% annually on each anniversary of the date of grant. At December 29, 2007, 373,000 options were outstanding and none of the options were vested or exercisable. No options were cancelled or exercised during the 13-week period ended December 29, 2007.

Share-based compensation expense recognized in accordance with SFAS 123R during the 13-week period ended December 29, 2007 was approximately $0.1 million. As of December 29, 2007, total unrecognized compensation cost related to stock-based options and awards was $0.4 million and the related weighted-average period over which it is expected to be recognized is approximately 4.8 years.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Notes to Consolidated Financial Statements (unaudited)

(3) Stock-based Compensation (continued)

The weighted average fair value of stock option awards granted was $1.05 and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows: a risk free interest rate of 3.44%; an expected life of the options of 5 years; an expected stock price volatility of 47.6% and an expected dividend yield of 0%.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company. The Company calculated expected volatility based on historical volatility.

(4) Taxation of the Company and Holdings

The Company and its subsidiaries will be included in the consolidated Federal income tax return and certain state income tax returns of Holdings. The Company’s financial statements recognize the current and deferred income tax consequences that result from the Company’s activities during the current and preceding periods pursuant to the provisions of SFAS 109, as if the Company were a separate taxpayer rather than a member of Holding’s consolidated income tax return group. This policy requires us to pay our tax liabilities to Holdings in cash, based upon separate return taxable income.

Our income tax returns are audited by federal and state tax authorities. We are currently under examination by the Internal Revenue Service for the 2005 tax year. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. While we believe our positions comply with applicable laws, we periodically evaluate exposures associated with our tax filing positions.

(5) Adoption of FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The validity of any tax position is a matter of tax law, and generally there is no controversy about recognizing the benefit of a tax position in a company’s financial statements. The tax law is, however, subject to varied interpretations, and whether a tax position will ultimately be sustained may be uncertain. Effective September 30, 2007, we adopted FIN 48.

As permitted under the provisions of FIN 48 and in accordance with our accounting policy, interest expense and penalties related to income taxes are included in the income tax provision of our consolidated statement of operations. As of the date of adoption, accrued interest relating to unrecognized tax benefits was not significant. As of September 30, 2007, we had unrecognized tax benefits that were not material, most of which would impact the effective tax rate were they to be recognized. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months, however, we do not expect any potential change to have a significant effect on our results of operations or our financial position.

As of September 30, 2007, all of the federal income tax returns filed since 2004 are still subject to adjustment upon audit. The Company also files income tax returns in many states, and these returns remain open for adjustments to its federal income tax returns. In addition, certain state income tax returns filed within the past four years are still open for state specific adjustments.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Notes to Consolidated Financial Statements (unaudited)

(6) Inventories

Inventories consist of the following:

(Dollar amounts in thousands)	December 29, 2007	September 29, 2007
Raw materials and supplies	$1,083	$1,232
Finished goods	76,533	67,824
Reserve	(3,196)	(3,332)

Total inventories	$74,420	$65,724

(7) Subsequent Events

On January 28, 2008, the Company’s board of directors declared a cash dividend of $7.5 million on the Company’s common stock, par value $0.001 per share, to Leslie’s Holdings, Inc., as its sole common stockholder of record on that date, in an aggregate amount. The cash dividend was paid on February 1, 2008.

(8) Recently Issued Accounting Pronouncements

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

This discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with its unaudited consolidated financial statements and disclosures included elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of the Company’s Annual Report on Form 10-K for the year ended September 29, 2007.

General

Leslie’s Poolmart, Inc. (the “Company” or “Leslie’s”) is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company markets its products through 573 Company-owned stores in 35 states; a nationwide mail order catalog; and the Internet. Leslie’s is vertically integrated, operating a chemical repackaging facility in Ontario, California and a specialty chemical repackaging facility in Hebron, Kentucky. The Company supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Swedesboro, New Jersey; Hebron, Kentucky; and Orlando, Florida.

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

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Results of Operations

Net Sales. Net sales for the 13 weeks ended December 29, 2007 were $58.3 million compared to $52.7 million for the 13 weeks ended December 30, 2006. The 10.6% increase was due to improved comparable store sales coupled with an increase in store count, with 573 stores in the first quarter of fiscal 2008 versus 540 stores in fiscal 2007. During the quarter, the Company opened no new stores and closed four stores.

Comparable store sales for the 13 weeks ended December 29, 2007 increased 8.0% as compared to the 13 weeks ended December 30, 2006. The comparable store sales increase was primarily due to favorable weather conditions in most of the Company’s markets. The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed.

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

Gross Profit. Gross profit for the 13 weeks ended December 29, 2007 was $28.5 million compared to $25.5 million for the 13 weeks ended December 30, 2006. As a percentage of sales, gross profit was 48.8% for the first quarter of fiscal 2008 compared to 48.3% for the first quarter of fiscal 2007. Gross profit dollars improved primarily due to the increase in sales associated with the increased store count.

Operating and Administrative Expense. Operating and administrative expense for the 13 weeks ended December 29, 2007, was $36.4 million compared to $33.9 million for the 13 weeks ended December 30, 2006. Operating expense dollars increased during the first quarter of 2008 due primarily to increases in occupancy and other related costs associated with the increased store count as compared to the first quarter of 2007.

Operating loss. Operating loss for the 13 weeks ended December 30, 2006 improved by $0.5 million, from $8.5 million during the 13 weeks ended December 30, 2006 to $8.0 million for the 13 weeks ended December 29, 2007. Operating results improved primarily due to the increases in sales and related gross profit achieved during the quarter.

Other Income and Expense. Net interest expense was $2.9 million for the 13 weeks ended December 29, 2007 compared to $4.6 million for the 13 weeks ended December 30, 2006. The decrease in interest expense was due to the decrease in average debt balances in the year to date and the elimination of the dividend accrual on the redeemed preferred stock.

Income Taxes. The Company’s income tax benefit for the 13 weeks ended December 29, 2007 was $4.0 million, or an effective rate of 36.9%, as compared to a $5.8 million benefit, or an effective rate of 44.5% for the 13 weeks ended December 30, 2006.

Adjusted EBITDA. The Adjusted EBITDA loss for the 13 weeks ended December 29, 2007 was $4.6 million compared to an Adjusted EBITDA loss of $5.4 million for the 13 weeks ended December 30, 2006. The improvement in Adjusted EBITDA was primarily due to the increases in sales and related gross profit achieved during the quarter.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Results of Operations (continued)

Adjusted EBITDA is determined as follows (1):

	13 Weeks Ended
Amounts in thousands	December 29, 2007	December 30, 2006
Net loss as reported	$(6,872)	$(7,257)
Depreciation and amortization	3,258	3,045
Interest expense, net	2,931	4,578
Loss on disposition of assets	10	35
Unusual item	13	59
Income tax benefit	(4,024)	(5,830)

Adjusted EBITDA	$(4,684)	$(5,370)

(1)	Adjusted EBITDA is defined as earnings before interest (including amortization of debt costs), taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, and unusual charges. Adjusted EBITDA is not a recognized measure of financial performance under GAAP, but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data all of which are prepared in accordance with GAAP. The Company has presented Adjusted EBITDA solely as supplemental disclosure because the Company believes it allows for a more complete analysis of results of operations and may present a better measure of liquidity for those charges that are not anticipated to be incurred in the future. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

Financial Condition, Liquidity and Capital Resources

Changes in Financial Condition.

During the 13 weeks between September 30, 2007 and December 29, 2007, total current assets decreased by $18.1 million, primarily due to lower cash positions related to working capital changes. Inventories increased by $8.7 million during the period as the Company accelerated its purchases of certain products for the upcoming peak-selling season to take advantage of available discounting.

During the same period, current liabilities decreased by $14.3 million due primarily to the decrease in income taxes payable of $9.3 million during the period, due to the actual payment of taxes.

Liquidity and Capital Resources.

Net cash used in operating activities was $24.9 million for the 13 weeks ended December 29, 2007 compared to net cash used in operating activities of $27.3 million for the same 13 week period in the prior year, primarily due to a less rapid buildup of inventory compared to the prior year and a lower balance for income taxes payable.

Capital expenditures for the 13 weeks ended December 29, 2007 were $.8 million. The Company expects to incur capital expenditures between $13.0 and $13.5 million in fiscal 2008, primarily for the purpose of opening new stores. It is anticipated that the balance of 2008 capital expenditures will be funded out of cash provided by operations with some possible temporary borrowings from its credit facility.

The Company had no net cash used in financing activities for the 13 weeks ended December 29, 2007, compared to no net cash provided by financing activities in the prior year.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Financial Condition, Liquidity and Capital Resources (continued)

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

The Company’s Amended Loan and Security Agreement carries interest rate risk as described in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007. Amounts borrowed under this Agreement bear interest at either LIBOR plus 1.75%, or at the Company’s choice, the lender’s reference rate. Should the lenders’ base rate change, the Company’s interest expense will increase or decrease accordingly. As of December 29, 2007, the Company had no borrowings outstanding under this facility.

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

In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 29, 2007 or in other factors that has materially affected, or is likely to materially affect the Company’s internal control over financial reporting. The Company has not identified any significant deficiencies or material weaknesses in the Company’s internal control over financial reporting, and therefore there were no corrective actions taken.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is routinely involved in legal proceedings involving claims related to the ordinary course of its business. The Company is currently not party to any legal proceedings that it considers to be material.

Item 1A.	Risk Factors

Certain factors exist which may affect Leslie’s business and could cause actual results to differ materially from those expressed in any forward-looking statements. The Company has not experienced any material changes from those risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

None.

Item 5.	Other Information

On February 8, 2008, the Company restated and supplemented the Amended and Restated Employment Agreement with Lawrence H. Hayward, the Company’s Chief Executive Officer and Chairman of the Board of Directors. Certain modifications were made to the agreement, including changes related to compensation in the event of termination of employment. The employment agreement is filed as exhibit 10.1 of this Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Amended and Restated Employment Agreement of Lawrence H. Hayward dated February 8, 2008.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LESLIE’S POOLMART, INC.

By:	/s/ Lawrence H. Hayward
Lawrence H. Hayward
Chief Executive Officer

Date: February 12, 2008

/s/ Steven L. Ortega
Steven L. Ortega
Chief Financial Officer

Date: February 12, 2008