Form 10-Q
period 2008-03-29
LESLIES POOLMART INC
filed 2008-05-12
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☒    Smaller reporting company  ☐

                        (Do not check if a smaller

                        reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding at May 2, 2008 was 100 shares.

LESLIE’S POOLMART, INC.

AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

FORM 10-Q

For the Quarterly Period Ended March 29, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Consolidated Balance Sheets

(Amounts in thousands, except share information)

	March 29, 2008	September 29, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,363	$59,781
Accounts and other receivables, net	10,864	8,790
Inventories, net	95,873	65,724
Prepaid expenses and other current assets	3,850	2,562
Deferred tax assets	13,851	6,939

Total current assets	137,801	143,796

Property, plant and equipment, net	37,017	37,933
Intangible assets	8,064	8,096
Deferred financing costs, net	5,114	5,653
Deferred tax assets	3,834	3,834
Other assets	323	327

Total assets	$192,153	$199,639

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$61,469	$29,471
Accrued expenses	30,709	38,385
Income taxes payable	—	9,283

Total current liabilities	92,178	77,139

Other long term liabilities	6,171	6,031
Senior notes, net	167,127	169,080

Total liabilities	265,476	252,250

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, authorized 100 shares, issued and outstanding 100 shares at March 29, 2008 and at September 29, 2007	—	—
Capital deficit	(91,951)	(91,984)
Retained earnings	18,628	39,373

Total stockholders’ deficit	(73,323)	(52,611)

Total liabilities and stockholders’ deficit	$192,153	$199,639

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Operations (unaudited)

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

(Amounts in thousands)

	13 Weeks Ended		26 Weeks Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	$56,656	$57,393	$114,962	$110,088
Cost of merchandise sold and services sold, including warehousing and transportation expenses	25,478	27,587	55,317	54,829

Gross profit	31,178	29,806	59,645	55,259
Selling, general and administrative expenses	38,357	36,940	74,779	70,867
Loss on disposition of fixed assets	—	50	10	85

Operating loss	(7,179)	(7,184)	(15,144)	(15,693)
Other expenses/(income):
Interest expense	3,638	4,417	7,271	9,278
Interest income	(81)	(60)	(783)	(343)
Gain on debt extinguishment	(94)	—	(94)	—

Total other expense	3,463	4,357	6,394	8,935

Loss before income taxes	(10,642)	(11,541)	(21,538)	(24,628)
Income tax benefit	(4,269)	(4,440)	(8,293)	(10,270)

Net loss	$(6,373)	$(7,101)	$(13,245)	$(14,358)

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Cash Flows (unaudited)

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

(Amounts in thousands)

	26 Weeks Ended
	March 29, 2008	March 31, 2007
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(13,245)	$(14,358)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	6,755	6,144
Stock compensation	33	—
Preferred stock dividend and accretion	—	1,886
Amortization of loan fees and discounts	618	573
Allowance for doubtful accounts	29	167
Loss on disposition of assets	10	85
Gain on extinguishment of debt	(94)	—
Deferred income taxes	(6,912)	(7,264)
Changes in operating assets and liabilities:
Accounts and other receivables	(2,103)	(688)
Inventories	(30,149)	(31,447)
Prepaid expenses and other current assets	(1,288)	(780)
Other assets	4	(23)
Accounts payable and accrued expenses	24,462	24,246
Income taxes payable	(9,283)	(11,040)

Net cash used in operating activities	(31,163)	(32,499)

Investing activities:
Purchase of property, equipment and intangibles	(5,817)	(5,543)
Proceeds from dispositions of property	—	10

Net cash used in investing activities	(5,817)	(5,533)

Financing activities:
Revolving commitment borrowing	—	18,400
Revolving commitment payments	—	(14,400)
Excess tax benefit from stock-based compensation	—	2,084
Payment of dividend	(7,500)	—
Repurchase of long-term debt	(1,938)	—

Net cash used in/provided by financing activities	(9,438)	6,084

Net decrease in cash and cash equivalents	(46,418)	(31,948)

Cash and cash equivalents at beginning of period	59,781	39,004

Cash and cash equivalents at end of period	$13,363	$7,056

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Notes to Consolidated Financial Statements (unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week and 26-week period ended March 29, 2008 are not necessarily indicative of the results that may be expected for the year ending September 27, 2008.

The condensed consolidated balance sheet at September 29, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the Consolidated Financial Statements and Notes thereto included in Leslie’s Poolmart, Inc.’s Annual Report on Form 10-K for the year ended September 29, 2007.

(2) Organization and Operation

Leslie’s Poolmart, Inc., which is sometimes referred to as the “Company” or “Leslie’s” herein, is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie’s Swimming Pool Supplies through 593 stores in 35 states, a nationwide mail order catalog, and web store. The Company also operates five distribution facilities and repackages certain bulk chemical products for retail sale. The Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the third and fourth fiscal quarters.

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

In November of 2007, the board of directors of Holdings approved grants of options to a number of key individuals of the Company. These options to purchase approximately 373,000 shares of Holdings common stock vest over a five year period at a rate of 20% annually on each anniversary of the date of grant. At March 29, 2008, 373,000 options were outstanding and none of the options were vested or exercisable. No options were cancelled or exercised during the 13-week or 26 week periods ended March 29, 2008.

Share-based compensation expense recognized in accordance with SFAS 123R during the 13 and 26 week periods ended March 29, 2008 was less than $0.1 million. As of March 29, 2008, total unrecognized compensation cost related to stock-based options and awards was $0.4 million and the related weighted-average period over which it is expected to be recognized is approximately 4.8 years.

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

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Notes to Consolidated Financial Statements (unaudited)

(6) Inventories

Inventories consist of the following:

(Dollar amounts in thousands)	March 29, 2008	September 29, 2007
Raw materials and supplies	$1,754	$1,232
Finished goods	94,119	64,492

Total inventories	$95,873	$65,724

(7) Subsequent Events

None

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

General

Leslie’s Poolmart, Inc. (the “Company” or “Leslie’s”) is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company markets its products through 593 Company-owned stores in 35 states; a nationwide mail order catalog; and the Internet. Leslie’s is vertically integrated, operating a chemical repackaging facility in Ontario, California and a specialty chemical repackaging facility in Hebron, Kentucky. The Company supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Swedesboro, New Jersey; Hebron, Kentucky; and Orlando, Florida.

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

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Results of Operations

Net Sales. Net sales for the 13 weeks ended March 29, 2008 were $56.7 million compared to $57.4 million for the 13 weeks ended March 31, 2007. The 1.3 % decrease was primarily due to later swimming pool openings given the extended wet and colder winter. During the quarter, the Company opened 20 new stores and closed no stores. Net sales for the 26 weeks ended March 29, 2008 increased 4.4% as compared to the 26 weeks ended March 31, 2007. Comparable store sales for the 13 weeks ended March 29, 2008 decreased 5.9% as compared to the 13 weeks ended March 31, 2007. The comparable store sales decrease was primarily due to unfavorable weather conditions in most of the Company’s markets and delays in the opening of swimming pools.

Comparable store sales for the 26 weeks ended March 29, 2008 increased 0.7% as compared to the 26 weeks ended March 31, 2007. The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a recognized measure of financial performance under accounting principles generally accepted in the United States (“GAAP”). Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

Gross Profit. Gross profit for the 13 weeks ended March 29, 2008 was $31.2 million compared to $29.8 million for the 13 weeks ended March 31, 2007. As a percentage of sales, gross profit was 55.0% for the second quarter of fiscal 2008 compared to 51.9% for the second quarter of fiscal 2007. For the 26 weeks ended March 29, 2008, gross profit was $59.6 million compared to $55.3 million for the 26 weeks ended March 31, 2007. As a percentage of sales, gross profit for the 26 weeks was 51.9% for the second quarter of fiscal 2008 compared to 50.2% for the second quarter of fiscal 2007. Gross profit dollars for these periods improved primarily due to an increased level of vendor promotional rebates and lower distribution costs.

Operating and Administrative Expense. Operating and administrative expense for the 13 weeks ended March 29, 2008, was $38.4 million compared to $36.9 million for the 13 weeks ended March 31, 2007. Operating expense dollars increased during the second quarter of 2008 due primarily to increases in occupancy and other related costs associated with the increased store count as compared to the second quarter of 2007. For the 26 weeks ended March 29, 2008, operating expenses were $74.8 million, as compared to $70.9 million in the prior year with the increases primarily related to expenses related to the increased store count.

Operating loss. Operating loss for the 13 weeks ended March 29, 2008 was unchanged, from $7.2 million during the 13 weeks ended March 31, 2007 to $7.2 million for the 13 weeks ended March 29, 2008. The operating loss for the 26 weeks ended March 31, 2007 improved by $0.6 million, from a loss of $15.7 million during the 26 weeks ended March 31, 2007 to an operating loss of $15.1 million for the 26 weeks ended March 29, 2008, due primarily to improved gross margins.

Other Income and Expense. Net interest expense was $3.5 million for the 13 weeks ended March 29, 2008 compared to $4.4 million for the 13 weeks ended March 31, 2007. The decrease in interest expense was due to the decrease in average debt balances in the year to date and the elimination of the dividend on the redeemed preferred stock, which was eliminated in fiscal 2007. For the 26 weeks ended March 29, 2008, the net interest expense was $6.4 million versus $8.9 million in the prior year.

Gain on Debt extinguishment. The gain on debt extinguishment for the 13 weeks ended March 29, 2008 resulted from the redemption discount on $2.0 million aggregate principal amount of outstanding Senior Notes redeemed during the period, net of the write-off of the related deferred loan costs.

Income Taxes. The Company’s income tax benefit for the 13 weeks ended March 29, 2008 was $4.3 million, or an effective rate of 40.1%, as compared to a $4.4 million benefit, or an effective rate of 38.5% for the 13 weeks ended March 31, 2007. For the 26 weeks ended March 29, 2008, the income tax benefit was $8.3 million, or an effective rate of 38.5% versus $10.3 million, or an effective rate of 41.7% in the prior year.

Adjusted EBITDA. The Adjusted EBITDA loss for the 13 weeks ended March 29, 2008 was $3.7 million compared to an Adjusted EBITDA loss of $3.8 million for the 13 weeks ended March 31, 2007. For the 26 weeks ended March 29, 2008, Adjusted EBITDA loss was $8.3 million compared to an Adjusted EBITDA loss of $9.2 million for the 26 weeks ended March 31, 2007, or an improvement of $0.8 million. The improvement in Adjusted EBITDA was primarily due to the expanded gross profit achieved during the period, which more than offset higher occupancy and other expenses related to the additional store count.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Results of Operations (continued)

Adjusted EBITDA is determined as follows (1):

	13 Weeks Ended		26 Weeks Ended
Amounts in thousands	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Net loss as reported	$(6,373)	$(7,101)	$(13,245)	$(14,358)
Depreciation	3,497	3,099	6,755	6,144
Interest expense, net	3,557	4,357	6,488	8,935
Gain on disposition of assets	—	50	10	85
Income tax benefit	(4,269)	(4,440)	(8,293)	(10,270)
Unusual operating charges (included in sales, general and administrative expense)	20	246	33	305
Gain on debt extinguishment	(94)	—	(94)	—

Adjusted EBITDA	$(3,662)	$(3,789)	$(8,346)	$(9,159)

(1)	Adjusted EBITDA is defined as earnings before interest (including amortization of debt costs), taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, and unusual charges. Adjusted EBITDA is not a recognized measure of financial performance under GAAP, but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data all of which are prepared in accordance with GAAP. The Company has presented Adjusted EBITDA solely as supplemental disclosure because the Company believes it allows for a more complete analysis of results of operations and may present a better measure of liquidity for those charges that are not anticipated to be incurred in the future. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

Financial Condition, Liquidity and Capital Resources

Changes in Financial Condition.

During the 26 weeks between September 30, 2007 and March 29, 2008, total current assets decreased by $6.0 million, primarily due to the reduction in cash offset by the increase in inventories. Inventories increased by $30.1 million during the period as the Company accelerated its purchases of certain products for the upcoming peak-selling season to take advantage of available discounting. During the same period, current liabilities increased by $15.0 million due primarily to the increase in accounts payable of $32.0 million during the period, due to the increase in inventory.

Liquidity and Capital Resources.

Net cash used in operating activities was $31.2 million for the 26 weeks ended March 29, 2008 compared to net cash used in operating activities of $32.5 million for the same 26 week period in the prior year.

Capital expenditures for the 26 weeks ended March 29, 2008 were $5.8 million. The Company expects to incur capital expenditures between $17.0 and $18.5 million in fiscal 2008, primarily for the purpose of opening new stores. It is anticipated that the balance of 2008 capital expenditures will be funded out of cash provided by operations with some possible temporary borrowings from its credit facility. Cash used in financing activities for the 26 weeks ended March 29, 2008 was $9.4 million compared to $6.1 million cash provided by financing activities in the prior year.

The Company believes its internally generated funds, as well as its borrowing capacity, are adequate to meet its working capital needs, maturing obligations and capital expenditure requirements, including those relating to the opening of new stores.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s Amended Loan and Security Agreement carries interest rate risk as described in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007. Amounts borrowed under this Agreement bear interest at either LIBOR plus 1.75%, or at the Company’s choice, the lender’s reference rate. Should the lenders’ base rate change, the Company’s interest expense will increase or decrease accordingly. As of March 29, 2008, the Company had no borrowings outstanding under this facility.

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

In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 29, 2008 or in other factors that has materially affected, or is likely to materially affect the Company’s internal control over financial reporting. The Company has not identified any significant deficiencies or material weaknesses in the Company’s internal control over financial reporting, and therefore there were no corrective actions taken.

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

Date: May 12, 2008

/s/ Steven L. Ortega
Steven L. Ortega
Chief Financial Officer

Date: May 12, 2008