Form 10-Q
period 2008-06-28
LESLIES POOLMART INC
filed 2008-08-11
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 28, 2008

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

Yes ☐ No ☒

The number of shares of the registrant’s Common Stock outstanding at August 11, 2008 was 100 shares.

LESLIE’S POOLMART, INC.

AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

FORM 10-Q

For the Quarterly Period Ended June 28, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Consolidated Balance Sheets

(Amounts in thousands, except share information)

	June 28, 2008	September 29, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,410	$59,781
Accounts and other receivables, net	13,357	8,790
Inventories	94,800	65,724
Prepaid expenses and other current assets	3,875	2,562
Deferred tax assets	7,240	6,939

Total current assets	202,682	143,796
Property, plant and equipment, net	38,095	37,933
Intangible assets	8,048	8,096
Deferred financing costs, net	4,865	5,653
Deferred tax assets	3,834	3,834
Other assets	343	327

Total assets	$257,867	$199,639

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$63,890	$29,471
Accrued expenses	44,357	38,385
Income taxes payable	15,330	9,283

Total current liabilities	123,577	77,139
Other long term liabilities	6,840	6,031
Senior notes, net	167,163	169,080

Total liabilities	297,580	252,250

Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.001 par value, authorized 100 shares, issued and outstanding 100 shares at June 28, 2008 and at September 29, 2007	—	—
Paid-in deficit	(91,930)	(91,984)
Retained earnings	52,217	39,373

Total stockholders’ deficit	(39,713)	(52,611)

Total liabilities and stockholders’ deficit	$257,867	$199,639

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Consolidated Statements of Operations (unaudited)

(Amounts in thousands)

	13 Weeks Ended		39 Weeks Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Sales	$212,929	$204,816	$327,891	$314,904
Cost of merchandise sold and services sold, including warehousing and transportation expenses	101,195	100,282	156,512	155,111

Gross profit	111,734	104,534	171,379	159,793
Selling, general and administrative expenses	52,041	50,216	126,820	121,083
Loss/(gain) on disposition of fixed assets	65	(379)	75	(294)

Operating income	59,628	54,697	44,484	39,004
Other expenses/(income):
Interest expense	3,601	3,378	10,872	12,656
Interest income	(213)	(302)	(996)	(645)
Gain on debt extinguishment	—	—	(94)	—

Total other expense	3,388	3,076	9,782	12,011

Earnings before income taxes	56,240	51,621	34,702	26,993
Income tax expense	22,651	21,499	14,358	11,229

Net income	$33,589	$30,122	$20,344	$15,764

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	39 Weeks Ended
	June 28, 2008	June 30, 2007
Operating activities:
Net income	$20,344	$15,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,730	9,392
Stock compensation	54	—
Preferred stock dividend and accretion	—	1,886
Amortization of loan fees and discounts	903	588
Allowance for doubtful accounts	29	167
Loss/(gain) on disposition of assets	75	(294)
Gain on extinguishment of debt	(94)	—
Deferred income taxes	(301)	—
Changes in operating assets and liabilities:
Accounts and other receivables	(4,596)	(6,367)
Inventories	(29,076)	(21,856)
Prepaid expenses and other current assets	(1,313)	(47)
Other assets	(16)	(20)
Accounts payable and accrued expenses	41,200	28,537
Income taxes payable	6,047	2,726

Net cash provided by operating activities	42,986	30,476

Investing activities:
Purchase of property, equipment and intangibles	(9,919)	(10,938)
Proceeds from dispositions of property	—	488

Net cash used in investing activities	(9,919)	(10,450)
Financing activities:
Revolving commitment borrowings	—	18,400
Revolving commitment payments	—	(18,400)
Excess tax benefits from stock-based compensation	—	2,084
Payment of dividend	(7,500)	—
Repurchase of long-term debt	(1,938)	—

Net cash (used in)/provided by financing activities	(9,438)	2,084

Net increase in cash and cash equivalents	23,629	22,110
Cash and cash equivalents at beginning of period	59,781	39,004

Cash and cash equivalents at end of period	$83,410	$61,114

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Notes to Consolidated Financial Statements (unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week and 39-week period ended June 28, 2008 are not necessarily indicative of the results that may be expected for the year ending September 27, 2008.

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

(2) Organization and Operation

Leslie’s Poolmart, Inc., which is sometimes referred to as the “Company” or “Leslie’s” herein, is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie’s Swimming Pool Supplies through 604 stores in 35 states, a nationwide mail order catalog, and web store. The Company also operates five distribution facilities and repackages certain bulk chemical products for retail sale. The Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the third and fourth fiscal quarters.

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

During fiscal 2008, the board of directors of Holdings approved grants of options to a number of key individuals of the Company. These options to purchase approximately 438,000 shares of Holdings common stock vest over a five year period at a rate of 20% annually on each anniversary of the date of grant. At June 28, 2008, 438,000 options were outstanding and none of the options were vested or exercisable. No options were cancelled or exercised during the 13-week or 39 week periods ended June 28, 2008.

Share-based compensation expense recognized in accordance with SFAS 123R during the 13 and 39 week periods ended June 28, 2008 was less than $0.1 million. As of June 28, 2008, total unrecognized compensation cost related to stock-based options and awards was $0.4 million and the related weighted-average period over which it is expected to be recognized is approximately 4.8 years.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Notes to Consolidated Financial Statements (unaudited)

(3) Stock-based Compensation (continued)

The weighted average fair value of stock option awards granted was $1.05 and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows: a risk free interest rate of 3.38%; an expected life of the options of 5 years; an expected stock price volatility of 47.8% and an expected dividend yield of 0%.

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

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Notes to Consolidated Financial Statements (unaudited)

(6) Inventories

Inventories consist of the following:

Amounts in thousands	June 28, 2008	September 29, 2007
Raw materials and supplies	$795	$1,232
Finished goods	94,005	64,492

Total Inventories	$94,800	$65,724

(7) Subsequent Events

On July 30, 2008, the Company’s board of directors declared a cash dividend of $8.8 million on the Company’s common stock, par value $0.001 per share, to Leslie’s Holdings, Inc., as its sole common stockholder of record on that date, in an aggregate amount. The cash dividend was paid on August 1, 2008.

8) Recently Issued Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141 (revised), “Business Combinations”. SFAS No. 141 (revised) relates to business combinations and requires the acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company must adopt this standard for its 2010 fiscal year.

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

General

Leslie’s Poolmart, Inc. (the “Company” or “Leslie’s”) is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company markets its products through 604 Company-owned stores in 35 states; a nationwide mail order catalog; and the Internet. Leslie’s is vertically integrated, operating a chemical repackaging facility in Ontario, California and a specialty chemical repackaging facility in Hebron, Kentucky. The Company supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Swedesboro, New Jersey; Hebron, Kentucky; and Orlando, Florida.

The Company was incorporated as a Delaware corporation in 1997 and became a wholly-owned subsidiary of Leslie’s Holdings, Inc. in February 2007 through a reorganization. The Company’s principal executive offices are located at 3925 E. Broadway Road, Suite 100, Phoenix, Arizona 85040, and the telephone number at that address is (602) 366-3999. Leslie’s corporate website address is www.lesliespool.com.

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

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Results of Operations

Net Sales. Net sales for the 13 weeks ended June 28, 2008 were $212.9 million compared to $204.8 million for the 13 weeks ended June 30, 2007. The 4.1% increase was due to improved comparable store sales coupled with an increase in store count, with 604 stores in fiscal 2008 versus 577 stores in fiscal 2007. During the quarter, the Company opened 11 new stores. Net sales for the 39 weeks ended June 28, 2008 increased 4.1% as compared to the 39 weeks ended June 30, 2007. Sales for the quarter and year to date were effected by cooler than normal weather resulting in a later than normal swimming season.

Comparable store sales for the 13 weeks ended June 28, 2008 increased 2.1% as compared to the 13 weeks ended June 30, 2007, while comparable store sales for the 39 weeks ended June 28, 2008 increased 1.6% as compared to the 39 weeks ended June 30, 2007. The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a recognized measure of financial performance under accounting principles generally accepted in the United States (“GAAP”). Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

Gross Profit. Gross profit for the 13 weeks ended June 28, 2008 was $111.7 million compared to $104.5 million for the 13 weeks ended June 30, 2007. As a percentage of sales, gross profit was 52.5% for the third quarter of fiscal 2008 compared to 51.0% for the third quarter of fiscal 2007. Gross profit dollars improved primarily due to the increase in sales and increased store count. For the 39 weeks ended June 28, 2008, gross profit was $171.4 million compared to $159.8 million for the 39 weeks ended June 30, 2007. As a percentage of sales, gross profit for the 39 weeks was 52.3% for the third quarter of fiscal 2008 compared to 50.7% for the third quarter of fiscal 2007. The increase in gross margin is primarily attributable to an increase in vendor promotional allowances earned, lower distribution expenses, and a shift in sales mix to products in higher margin categories.

Operating and Administrative Expense. Operating and administrative expenses for the 13 weeks ended June 28, 2008, were $52.0 million compared to $50.2 million for the 13 weeks ended June 30, 2007. For the 39 weeks ended June 28, 2008, operating expenses were $126.8 million, as compared to $121.1 million in the prior year. Operating expense dollars increased during 2008 due primarily to increases in occupancy and other related costs associated with the increased store count as compared to the same periods of fiscal 2007.

Operating income. Operating income for the 13 weeks ended June 28, 2008 improved by $4.9 million, from $54.7 million during the 13 weeks ended June 30, 2007 to $59.6 million for the 13 weeks ended June 28, 2008. Operating results improved due to the increases in sales and related gross profit achieved during the quarter. The operating income for the 39 weeks ended June 28, 2008 improved by $5.5 million, from $39.0 million during the 39 weeks ended June 30, 2007 to an operating income of $44.5 million for the 39 weeks ended June 28, 2008. The improvement in operating income was primarily due to the increases in sales and expanded gross profit margins.

Other Income and Expense. Net interest expense was $3.4 million for the 13 weeks ended June 28, 2008 compared to $3.1 million for the 13 weeks ended June 30, 2007. The decrease in interest expense was due to the decrease in average debt balances in the year to date and the elimination of interest on the Company’s preferred stock which was assumed by Holdings. For the 39 weeks ended June 28, 2008, the net interest expense was $9.8 million versus $12.0 million in the prior year.

Income Taxes. The Company’s income tax expense for the 13 weeks ended June 28, 2008 was $22.7 million, or an effective rate of 40.3%, as compared to a $21.5 million provision, or an effective rate of 41.6% for the 13 weeks ended June 30, 2007. For the 39 weeks ended June 28, 2008, the income tax expense was $14.4 million, or an effective rate of 41.4 % versus $11.2 million, or an effective rate of 41.6 % in the prior year.

Adjusted EBITDA. The Adjusted EBITDA for the 13 weeks ended June 28, 2008 was $62.7 million compared to an Adjusted EBITDA of $57.6 million for the 13 weeks ended June 30, 2007. For the 39 weeks ended June 28, 2008, Adjusted EBITDA was $54.3 million compared to an Adjusted EBITDA of $48.4 million for the 39 weeks ended June 30, 2007. The improvement in Adjusted EBITDA was primarily due to the increases in sales and related gross profit achieved during the quarter.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Adjusted EBITDA is determined as follows (1):

	13 Weeks Ended		39 Weeks Ended
Amounts in thousands	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income as reported	$33,589	$30,122	$20,344	$15,764
Depreciation	2,975	3,248	9,730	9,392
Interest expense, net	3,388	3,076	9,876	12,011
(Gain)/loss on disposition of assets	65	(379)	75	(294)
Income tax expense	22,651	21,499	14,358	11,229
Unusual charges	20	5	(41)	310

Adjusted EBITDA	$62,688	$57,571	$54,342	$48,412

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

Financial Condition, Liquidity and Capital Resources

Changes in Financial Condition.

During the 39 weeks between September 30, 2007 and June 28, 2008, total current assets increased by $58.9 million. Inventories increased by $29.1 million during the period as the Company opened 31 new stores and accelerated its purchases of certain products for the upcoming peak-selling season to take advantage of available discounting. Accounts receivable balances were $4.6 million higher due to the higher sales volume during the quarter. The remaining increases were in the Company’s cash accounts which increased $23.6 million, principally due to higher net income.

During the same period, current liabilities increased by $46.4 million due primarily to the increase in accounts payable of $34.4 million during the period as well as an increase of $6.0 million for accrued expenses. The accounts payable increase was directly related to the increase in inventory purchases and the increase in accrued expenses is related to the increase in employee benefits and tax liabilities, as the Company’s headcount increased for the peak-selling season.

Liquidity and Capital Resources.

Net cash provided by operating activities was $43.0 million for the 39 weeks ended June 28, 2008 compared to $30.5 million for the same 39 week period in the prior year, primarily due to a lower balance for accounts payable more than offsetting increases in inventory and accounts receivable.

Capital expenditures for the 39 weeks ended June 28, 2008 were $9.9 million. The Company expects to incur capital expenditures between $17.0 and $18.0 million in fiscal 2008, primarily for the purpose of opening new stores. It is anticipated that the balance of 2008 capital expenditures will be funded out of cash provided by operations. The company ended the quarter with no borrowings from its credit facility. Cash used in financing activities for the 39 weeks ended June 28, 2008 was $9.4 million compared to $2.1 million cash provided by financing activities in the prior year.

The Company believes its internally generated funds, as well as its borrowing capacity, are adequate to meet its working capital needs, maturing obligations and capital expenditure requirements.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Recently Issued Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141 (revised), “Business Combinations”. SFAS No. 141 (revised) relates to business combinations and requires the acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company must adopt this standard for its 2010 fiscal year.

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

The Company’s Amended Loan and Security Agreement carries interest rate risk as described in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007. Amounts borrowed under this Agreement bear interest at either LIBOR plus 1.75%, or at the Company’s choice, the lender’s reference rate. Should the lenders’ base rate change, the Company’s interest expense will increase or decrease accordingly. As of June 28, 2008, the Company had no borrowings outstanding under this facility.

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

In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 28, 2008 or in other factors that has materially affected, or is likely to materially affect the Company’s internal control over financial reporting. The Company has not identified any significant deficiencies or material weaknesses in the Company’s internal control over financial reporting, and therefore there were no corrective actions taken.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is routinely involved in legal proceedings involving claims related to the ordinary course of its business. The Company is currently not party to any legal proceedings that it considers to be material.

Item 1A.	Risk Factors

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters. This includes statements under the heading Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate”, “estimate”, “expect”, “believe,” “will likely result,” “outlook,” “project” and other words and expressions of similar meaning. No assurance can be given that the results in any forward-looking statements will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

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

LESLIE’S POOLMART, INC.

By:	/s/ Lawrence H. Hayward
Lawrence H. Hayward Chief Executive Officer Date: August 11, 2008

By:	/s/Steven L. Ortega
Steven L. Ortega Chief Financial Officer Date: August 11, 2008