Form 10-K
period 2008-09-27
LESLIES POOLMART INC
filed 2008-12-22
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 27, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller business reporting company. See definition of “accelerated filer”, “large accelerated filer,” and “smaller business reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

The number of shares of common stock outstanding as of December 22, 2008 was 100.

For the Fiscal Year Ended September 27, 2008

PART I

ITEM 1. BUSINESS

Leslie’s Poolmart, Inc. (“Leslie’s” or the “Company”) is the leading national specialty retailer of swimming pool supplies and related products. These products primarily consist of regularly purchased, non-discretionary pool maintenance items such as chemicals, equipment, cleaning accessories and parts, and also include fun, safety and fitness-oriented recreational items. The Company currently markets its products under the trade name Leslie’s Swimming Pool Supplies through 604 company-owned retail stores in 35 states, mail order catalogs sent to selected pool owners nationwide, and an internet web store.

The Company provides its customers a comprehensive selection of high quality products, competitive every day low prices and superior customer service through knowledgeable and responsive sales personnel who offer a high level of technical assistance at convenient store locations. The typical Leslie’s store is located in an area with high concentrations of swimming pools and approximates 3,800 square feet of space. The typical store is located either in a strip center or on a freestanding site in an area of heavy retail activity, and draws its customers primarily from an approximately five-mile trade area. The Company maintains a proprietary mailing list of approximately 7.6 million addresses, including over 90% of the residential in-ground pools in the U.S. This highly focused list of target customers is central to the Company’s direct mail marketing efforts, which supports its retail stores, mail order operations and web store.

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

See Item 8, Financial Statements and Supplementary Data, for financial information.

Swimming Pool Supply Industry

We market our products and services in the estimated $5.0 billion U.S. swimming pool and spa supply industry, which can be divided into four major segments: residential in-ground swimming pools, residential above-ground pools (usually 12 to 24 feet in diameter), commercial swimming pools and spas or hot tubs. According to market research firm P.K. Data, the installed base of residential in-ground pools, above-ground pools and spas and hot tubs in the United States has grown from just under 9.8 million in 1995 to over 14.8 million in 2007, and is projected to grow to over 18.2 million by 2012. Both historic and new pool unit growth is highly correlated to macroeconomic housing trends, as approximately 60% of all in-ground swimming pools are built as part of new home construction.

Regardless of the type or size of a swimming pool, there are numerous ongoing maintenance and repair requirements associated with pool ownership. In order to keep a pool safe and sanitized, chemical treatment is required to maintain proper chemical balance, particularly in response to variables such as pool usage, precipitation and temperature. A swimming pool is chemically balanced when the disinfectant, pH, alkalinity, hardness and dissolved solids are at the desired levels. The majority of swimming pool owners use chlorine to disinfect their pools. When the pool is chemically balanced, problems such as algae, mineral and salt saturation, corrosive water, staining, eye irritation and strong chlorine smell are less likely to occur. A regular testing and maintenance routine will result in a stable and more easily maintained pool. However, regardless of how well appropriate levels of chlorine are maintained, “shocking” is periodically required to break up the contaminants which invariably build up in the pool water. To accomplish this, the pool owner can either super-chlorinate the pool or use a nonchlorinated oxidizing compound. The maintenance of proper chemical balance and the related upkeep and repair of swimming pool equipment, such as pumps, heaters, and filters, as well as safety equipment, create a non-discretionary demand for pool chemicals and other swimming pool supplies and services. Further, non-usage considerations such as a pool’s appearance and the overall look of a household and yard create an ongoing demand for these maintenance related supplies. In addition, pool usage creates demand for discretionary items such as floats, games and accessories.

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

Products

Leslie’s offers its customers a comprehensive selection of products necessary to satisfy their swimming pool supply needs. During 2008, the Company stocked approximately 700 items in each store, with more than 30,000 additional items available through its other channels of distribution and special order processes. In 2008, approximately 800 items were displayed in the Company’s residential mail order catalogs, approximately 2,400 items were offered through the Company’s web store and 1,200 items were in the commercial catalog, although special order procedures make nearly all Leslie’s products available to these customers as well. In fiscal year 2008, Leslie’s brand name products accounted for 48% of the Company’s total sales.

The Company’s major product categories are pool chemicals; major equipment; cleaning and testing equipment; safety equipment; pool covers, reels and liners; above-ground pools in a limited number of stores; and recreational items (which include swimming pool floats, games, lounges, masks, fins, snorkels and other “impulse purchase” items).

Non-discretionary and regularly consumed products such as pool chemicals, major equipment and parts represented 84% of total sales in fiscal year 2008. The Company’s non-discretionary products typically have long shelf lives and are generally not prone to either obsolescence or shrinkage which could occur from changing technology or consumer buying patterns.

Channels of Distribution

Retail Store Operations. At the end of fiscal year 2008, Leslie’s marketed its products through 604 retail stores in 35 states under the trade name Leslie’s Swimming Pool Supplies. California represents its single largest concentration of stores with 134 stores, while 108 stores are located in Texas, and over 100 stores are in the northeast/mid-Atlantic states. Leslie’s retail stores are located in areas with high concentrations of swimming pools and typically are approximately 3,800 square feet in size. In addition to the store manager, the typical Leslie’s store employs one assistant manager, who is generally a full-time employee. Additionally, Leslie’s makes frequent use of part-time and temporary employees to support its full-time employees during peak seasons. During 2008, the Company had 6 regional vice presidents and 39 district managers. Each district manager was responsible for approximately 15 stores.

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

Marketing

The majority of the Company’s marketing is done on a direct mail basis through its proprietary mailing list of approximately 7.6 million addresses at which, primarily, residential pools are located. Leslie’s has found that its ability to mail directly to this highly focused group is an effective and efficient way to conduct its marketing activities to both retail store and mail order customers. The Company constantly updates its address list through proprietary research techniques and in-store customer sign-ups.

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

The Company’s principal chemical raw materials and granular chlorine compounds are purchased primarily from three suppliers. At the end of fiscal year 2006, the Company extended a multi-year product purchase agreement with a major producer of one of the principal chlorine compounds, the chlorinated isocyanurates. The Company believes there are several other reliable suppliers of chlorine products in the marketplace today and termination of supply would not pose any significant problems because substitute chemicals and alternate shocking techniques are available. The Company believes that reliable alternative sources of supply are available for all of its raw materials and finished products.

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

Distribution

In 2008, the Company distributed its products to its retail stores and to its catalog customers through its leased distribution facilities in Ontario, California; Dallas, Texas; Swedesboro, New Jersey; Hebron, Kentucky; and Orlando, Florida.

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

Employees

As of September 27, 2008, Leslie’s employed approximately 2,300 persons. During the height of the Company’s seasonal activities in 2008, it employed approximately 3,400 persons, including seasonal and part-time store employees who generally are not employed during the off season. The Company is not subject to any collective bargaining agreements and believes its overall relationship with its employees is good.

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

The Company is a wholly-owned subsidiary of Holdings. The principal stockholders of Holdings are GCP California Fund, L.P. and additional affiliates of Leonard Green & Partners, L.P. Through their ownership or control of over 75% of the outstanding shares of the Company’s common stock, these stockholders have the power to elect a majority of the Leslie’s Board of Directors. Accordingly, those stockholders have the power to approve all amendments to the Company’s certificate of incorporation and bylaws and to effect fundamental corporate transactions such as mergers, asset sales and public offerings.

Our continued success depends on our successful expansion in new and existing markets.

The Company’s continued growth depends to a significant degree on its ability to open new stores in existing and new markets and to operate these stores on a profitable basis. To a lesser extent, the Company’s continued growth depends on increasing comparable store sales. The Company opened 27 net new stores in 2006, 36 net new stores in 2007 and 27 net new stores in 2008. We cannot assure that we will be able to open new stores in a timely manner; hire, train and integrate employees; continue locating and obtaining favorable store sites; and adapt distribution, management information and other operating systems to the extent necessary to grow in a successful and profitable manner. Further, we cannot assure that the Company’s new stores will achieve historical levels of sales or profitability. Because the Company’s new stores generally have lower operating margins following their opening than mature stores, the opening of a large number of stores could have an adverse effect on total operating margins. Additionally, the Company’s expansion plans could be adversely affected by a significant downturn in the economy and resulting decrease in new home and swimming pool construction. We expect that the Company’s quarterly results of operations will fluctuate depending on the timing and the amount of revenue contributed by new stores and, to a lesser degree, the timing of costs associated with the opening of new stores.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of September 27, 2008, the Company operated 604 stores in 35 states. The following table sets forth information concerning the Company’s stores:

State	Number of Stores
Alabama	6
Arizona	68
Arkansas	2
California	134
Connecticut	9
Delaware	2
Florida	66
Georgia	24
Illinois	6
Indiana	7
Iowa	1
Kansas	3
Kentucky	4
Louisiana	8
Maryland	6
Massachusetts	7
Michigan	7
Mississippi	1
Missouri	8
Nebraska	1
Nevada	17
New Hampshire	2
New Jersey	20
New Mexico	2
New York	22
North Carolina	5
Ohio	12
Oklahoma	7
Pennsylvania	19
Rhode Island	1
South Carolina	4
Tennessee	7
Texas	108
Utah	1
Virginia	7

Total Stores	604

Except for 25 owned stores, the Company has leases on the remaining retail stores with lease terms expiring between 2008 and 2018. The Company’s typical lease term is five years, and in many instances, the Company has renewal options at increased rents. Three leases provide for rent contingent on sales exceeding specific amounts. No other leases require payment based on a percentage rent.

The Company’s corporate office is located in Phoenix, Arizona. The 54,000 square foot office space is leased until June 2014.

The Company’s Southern California distribution center is located in a 183,000 square foot facility in Ontario, California. The Ontario facility is leased, expiring in 2014 and the lease has one five-year renewal option.

The Company’s distribution facility in Dallas, Texas contains 126,000 square feet of space. The lease of this facility was renewed in 2005 and is scheduled to expire in 2015, with one five-year option thereafter. The 130,500 square foot distribution facility in Swedesboro, New Jersey is leased for a 5-year term, expiring in 2013. The lease includes options to renew for two five-year periods. The 146,000 square foot distribution center in Hebron, Kentucky is leased for a 12-year term, expiring in 2010 and provides for three five-year renewal options. The 20,500 square foot distribution center in Orlando, Florida is leased for a 5-year term, expiring in 2009 and provides for two five-year renewal options.

ITEM 3. LEGAL PROCEEDINGS

The Company is routinely involved in legal proceedings involving claims related to the ordinary course of its business. While the outcome of any litigation is inherently unpredictable, the Company does not believe that the ultimate resolution of any of these matters will have a material adverse impact on the Company’s financial condition, results of operations or cash flows. The Company is currently not party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company became a subsidiary of Holdings during February 2007, pursuant to a tax-free reorganization in which the Company’s shareholders became shareholders of Holdings in the same proportions (the “2007 Reorganization”). As a result of the 2007 Reorganization, each share of outstanding common stock of the Company was converted into one share of common stock of Holdings, and each share of outstanding 10% senior redeemable exchangeable cumulative preferred stock of the Company was converted into one share of 10% senior redeemable exchangeable cumulative preferred stock of Holdings with the same rights, privileges, and preferences, including as to liquidation.

There is no public trading market for the Company’s common stock. As of December 21, 2008, all common stock was owned by Holdings.

On July 16, 2007, the Company’s board of directors declared a cash dividend of $15.0 million on the Company’s common stock, par value $0.001 per share, to Holdings as its sole common stockholder of record on that date, in an aggregate amount. The cash dividend was paid on August 1, 2007. On January 28, 2008, the Company’s board of directors declared a cash dividend of $7.5 million on the Company’s common stock which was paid on February 1, 2008. On July 30, 2008, the Company’s board of directors declared a cash dividend of $8.8 million on the Company’s common stock which was paid on August 1, 2008. The payment of dividends is restricted, but not prohibited, by the agreements and instruments governing the Company’s indebtedness. The Company contemplates that dividends may be declared in future periods based upon the liquidity position of the Company.

Equity Compensation Plan Information:

Holdings, the parent of the Company, has reserved 1.3 million shares of nonvoting common stock for issuance under its 2005 Incentive Stock Option Plan (the “2005 Plan”). As of September 27, 2008, there were 438,000 equity awards outstanding under the 2005 Plan, of which the majority were issued to employees of the Company.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data of the Company as of and for the fiscal years ended September 27, 2008, September 29, 2007, September 30, 2006, October 1, 2005 and October 2, 2004. The fiscal year ended October 2, 2004 consists of 53 weeks, and all other fiscal years presented consist of 52 weeks. This financial data was derived from the audited historical consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements of the Company and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Fiscal Years Ended
(Dollar Amounts in Thousands)	September 27, 2008	September 29, 2007	September 30, 2006	October 1, 2005	October 2, 2004
Operating Results:
Sales	$488,818	$468,882	$440,565	$388,506	$356,041
Gross profit	253,140	236,133	218,183	188,497	172,113
Gross margin	51.8%	50.4%	49.5%	48.5%	48.3%
Loss on disposition of fixed assets	385	186	600	703	440
Depreciation and amortization	12,385	12,619	11,789	11,881	11,281
Operating income(1)	79,461	69,673	56,800	23,905	33,792
Interest expense, net	13,058	14,712	19,397	18,834	7,172
Net income/(loss)(1)	40,476	32,226	20,505	(4,422)	16,246

Balance Sheet Data:
Working capital	84,459	66,657	43,213	23,657	33,354
Total assets	232,993	199,639	178,727	142,405	141,169
Long-term debt(2)	167,000	169,080	168,946	175,954	59,495
Redeemable preferred stock(2)	—	—	41,000	41,000	46,316
Stockholder’s deficit(2)	(28,358)	(52,611)	(122,224)	(142,557)	(39,091)

Selected Operating Data:
Capital expenditures	17,070	13,122	11,180	12,305	10,899
Recapitalization and restructuring charges(1,3)	—	—	—	26,869	—
Adjusted EBITDA(1,3)	92,308	82,788	69,189	54,477	45,513
Adjusted EBITDA margin(1,2,4)	18.9%	17.7%	15.7%	14.0%	12.8%
Cash flow from operating activities	41,230	46,321	55,058	26,747	26,518
Cash flow used in investing activities	(36,831)	(12,626)	(10,950)	(12,168)	(10,281)
Cash flow used in financing activities(1)	(18,532)	(12,918)	(7,276)	(29,174)	(260)
Number of employees	2,289	2,235	2,201	2,026	1,892
Number of stores	604	577	541	514	474
Comparable store sales growth(5)	1.7%	3.1%	9.2%	6.4%	3.3%

(1)	During 2005 and as part of the 2005 Recapitalization described in Note 1 to the consolidated financial statements, the Company recognized $26.9 million in unusual charges for the following costs associated with the transaction:

(in thousands)	2005
Unusual operating charges (included in sales, general and administrative expense):
Stock and other compensation expense	$17,988
Other unusual operating charges (included in other expense as “Recapitalization expense”):
Bond tender consideration and premium	3,246
Preferred stock premium	470
Miscellaneous, legal and advisory fees	2,904
Unamortized discount on preferred stock	571
Write-off debt issuance costs	1,690

Total	8,881

Total unusual charges	$26,869

(2)	In the first quarter of 2005 and as part of the 2005 Recapitalization, the Company issued an aggregate of $170.0 million principal amount of its 7.75% Senior Notes due 2013. Further, $41.0 million of a new series of 10% senior redeemable exchangeable cumulative preferred stock was issued as part of the 2005 Recapitalization.
(3)	Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, stock compensation expense, write-off of debt issuance costs and unusual charges. Adjusted EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”), but is used by some investors to determine a Company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Loss/(gain) on disposition of fixed assets and stock compensation expense are eliminated because we believe it enhances investors understanding of the company’s results, net of these non-cash charges. Adjusted EBITDA should not be construed as an indicator of a Company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data which are all prepared in accordance with GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

The calculation of Adjusted EBITDA is shown as follows:

	Fiscal Years Ended
(Amounts in Thousands)	September 27, 2008	September 29, 2007	September 30, 2006	October 1, 2005	October 2, 2004
Net income/(loss)	$40,476	$32,226	$20,505	$(4,422)	$16,246
Depreciation and amortization	12,385	12,619	11,789	11,881	11,281
Stock compensation expense	77	139	—	17,988	—
Recapitalization expenses	—	171	—	7,191	—
Gain on debt extinguishment	(102)	—	—	—	—
Interest expense, net	13,058	14,712	19,397	18,834	7,172
Write-off of debt issuance costs	—	—	—	1,690	—
Loss on disposition of assets	385	186	600	703	440
Income tax expense	26,029	22,735	16,898	612	10,374

Adjusted EBITDA	$92,308	$82,788	$69,189	$54,477	$45,513

(4)	Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of sales.
(5)	The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a measure of financial performance under GAAP. Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

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

OVERVIEW

Leslie’s is the leading national specialty retailer of swimming pool supplies and related products. The Company offers a broad range of products that consist of regularly purchased, non-discretionary pool maintenance items such as chemicals, equipment, cleaning accessories and parts, and also include fun, safety and fitness-oriented recreational items. The Company markets its products through 604 company-owned retail stores in 35 states and through catalogs and other offerings made available to select residential and commercial pool owners nationwide via mail order and Internet channels.

The typical Leslie’s store approximates 3,800 square feet of space, is located either in a strip center or on a freestanding site in an area of heavy retail activity, and draws its customers primarily from an approximately five-mile trade area. Of the 604 stores, the Company operates 18 commercial service center formats that average approximately 11,000 square feet of space and are located primarily in industrial type real estate space. These centers are designed to cater to the Company’s existing non-residential commercial and service customers and provide more customized service than is typically available at the other retail locations.

Results of Operations

The following table sets forth certain statements of income data expressed as a percentage of sales for the periods indicated.

	Fiscal Years Ended
	September 27, 2008	September 29, 2007	September 30, 2006
Sales	100.0%	100.0%	100.0%
Cost of sales	48.2	49.6	50.5

Gross margin	51.8	50.4	49.5
Selling, general and administrative expense	35.5	35.5	36.5
Loss on disposal of fixed assets	0.1	0.0	0.1

Operating income	16.2	14.9	12.9
Other expense	2.6	3.2	4.4
Income tax expense	5.3	4.8	3.8

Net income	8.3%	6.9%	4.7%

Fiscal year 2008 compared to fiscal year 2007:

For the 52 weeks ended September 27, 2008, sales increased 4.3% to $488.8 million from $468.9 million in the 52 weeks of 2007. Of the 4.3% increase in sales, approximately 47% is attributable to an increase in comparable store sales and approximately 53% was due to the addition of 27 new store locations.

Comparable store sales increased 1.7% on a 52 week basis, as compared to the prior year. The comparable store sales increase was primarily attributable to favorable weather conditions in many of the Company’s markets. For definition purposes, a store is considered a comparable store in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed.

Gross profit for the fiscal year ended September 27, 2008 improved to $253.1 million or 51.8% of sales, as compared to $236.1 million or 50.4% in 2007. Gross profit represents sales less the cost of services and purchased goods, chemical repackaging costs and related distribution costs. Gross profit dollars improved by $10.1 million due to the increase in sales. Other significant factors contributing to the increase in gross profit include additional rebates from suppliers, as well as increases due to sales from higher margin products.

In 2008, total operating expenses were $173.7 million, versus $166.5 million during the 52 weeks of 2007, an increase of 4.3%. Operating expenses as a percentage of sales were 35.5% for the 52 weeks of fiscal year 2008 compared to 35.5% for the 52 weeks of fiscal year 2007. The increase in operating expense dollars during fiscal year 2008 was due primarily to increased expenses associated with the increase in store count, as compared to the prior year.

For the fiscal year ended September 27, 2008, the Company recognized losses on the disposition of fixed assets totaling approximately $0.4 million as compared to $0.2 million in the prior year. These losses were primarily associated with the Company’s decision to close or relocate stores that were unproductive or not meeting expectations. In fiscal year 2008 a $0.4 million charge was recognized for impaired assets compared to a $0.3 million charge in fiscal year 2007.

Adjusted EBITDA in 2008 increased 11.5% to $92.3 million from $82.8 million in fiscal year 2007. Approximately $3.5 million of the increase was the result of increased sales, with the remaining increase due to improved expense control and continued leveraging of fixed expenses during the year.

Operating income for 2008 increased 14.0% to $79.5 million from $69.7 million in 2007 as a result of previously noted sales and gross profit improvements.

Net interest expense was $13.1 million in 2008, as compared to $14.7 million in 2007. The decrease was primarily due to the decrease in average debt balances throughout the year and the elimination of interest on the Company’s preferred stock, which was assumed by Holdings.

The Company recorded income tax expense of $26.0 million in 2008, or an effective tax rate of 39.1%, versus $22.7 million in the prior year, or an effective tax rate of 41.4%. The effective rate decrease in 2008 was primarily due to nondeductibility of certain elements of the Company’s interest expense that were present during the first four months of fiscal 2007 but were eliminated in February 2007.

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

Gross profit for the fiscal year ended September 29, 2007 improved to $236.1 million or 50.4% of sales, as compared to $218.2 million or 49.5% in 2006. Gross profit represents sales less the cost of services and purchased goods, chemical repackaging costs and related distribution costs. Gross profit dollars improved primarily due to the increase in sales. Other significant factors contributing to the increase in gross profit include additional rebates from suppliers, as well as increases due to sales from higher margin departments, and to a lesser extent, expanded margins on inventory that had been purchased earlier in the year in anticipation of market increases.

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

Liquidity and Capital Resources

Overview

The following table highlights selected cash flow components for fiscal year 2008 and fiscal year 2007, and selected balance sheet components as of September 27, 2008 and September 29, 2007.

	Fiscal Years Ended
(Dollar amounts in thousands)	September 27, 2008	September 29, 2007	Dollar Change	Percent Change
Cash provided by (used in):
Operating activities	$41,230	$46,321	$(5,091)	(11.0)%
Investing activities	(36,831)	(12,626)	(24,205)	191.7
Financing activities	(18,532)	(12,918)	(5,614)	43.5

Cash & cash equivalents	$45,648	$59,781	$(14,133)	(23.6)%
Working capital	84,459	66,657	17,802	26.7
Other long term liabilities	7,556	6,031	1,525	25.3
Senior notes and long term debt	167,000	169,080	(2,080)	(1.2)

Working capital

Working capital as of September 27, 2008 and September 29, 2007 consisted of the following:

	Fiscal Years Ended
(Dollar amounts in thousands)	September 27, 2008	September 29, 2007	Dollar Change	Percent Change
Cash and cash equivalents	$45,648	$59,781	$(14,133)	(23.6)%
Short term investments	19,899	—	19,899	100.0
Accounts and other receivables, net	11,796	8,790	3,006	34.2
Inventories, net	86,584	65,724	20,860	31.7
Prepaid expenses and other current assets	2,773	2,562	211	8.2
Deferred tax assets	4,554	6,939	(2,385)	(34.4)

Total current assets	171,254	143,796	27,458	19.1
Accounts payable	42,117	29,471	12,646	42.9
Accrued expenses	36,981	38,385	(1,404)	(3.7)
Income taxes payable	7,697	9,283	(1,586)	(17.1)

Total current liabilities	86,795	77,139	9,656	12.5

Working capital	$84,459	$66,657	$17,802	26.7%

From September 29, 2007 to September 27, 2008, total current assets increased $27.5 million from $143.8 million to $171.3 million. Approximately $20.9 million of the increase in current assets was the result of the increase in inventory.

From September 29, 2007 to September 27, 2008, total current liabilities increased $9.7 million from $77.1 million to $86.8 million, primarily due to the increase in accounts payable, offset by decreases in accrued expenses and income taxes payable.

For the fiscal year ended September 27, 2008, cash provided by operating activities was $41.2 million compared to cash provided by operating activities of $46.3 million in the prior year. The reduction was due primarily to the increase in inventory as compared to the prior year, offset by an increase in accounts payable as compared to the prior year.

In 2008, cash used in investing activities was $36.8 million compared with cash used in investing activities of $12.6 million in the prior year, primarily due to the purchase of short term investments.

Cash used in financing activities was $18.5 million in fiscal year 2008 compared with cash used in financing activities of $12.9 million in 2007. The increase in financing activities was due to the cash dividend paid to Holdings and the purchase of senior notes.

The Company had no outstanding borrowings under its secured loan agreement at September 27, 2008 and September 29, 2007. At September 27, 2008 the Company had $75.0 million of borrowing capacity. Funds borrowed under this agreement are used primarily to fund working capital and other general corporate purposes.

From September 29, 2007 to September 27, 2008, other long term liabilities increased by $1.6 million from $6.0 million to $7.6 million.

During February of 2007, the Company’s parent, Holdings consummated a privately placed financing transaction. The Company did not guarantee or pledge support for this financing, nor were any of the proceeds made available to the Company. Holdings issued $310 million in senior notes due in 2017 and $100 million of preferred equity. The interest rate on the senior notes is 10.5% cash or 11.5% PIK, at Holdings’ option. The notes are non-callable for two years and have other covenants and terms that are customary for high yield issues. The preferred shares have a dividend rate of 11% and are exchangeable into debt under certain circumstances. The preferred shares have a mandatory redemption date of March 1, 2019. The Company does not expect that Holdings’ servicing of its debt will affect the Company’s liquidity.

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

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s significant contractual obligations as of September 27, 2008, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods. This table excludes amounts already recorded on the Company’s balance sheet as current liabilities at September 27, 2008 and certain other purchase obligations as discussed below.

(in thousands)	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 years	4 – 5 years	After 5 years
Senior notes*	$224,027	$13,002	$26,004	$185,021	$—
Operating leases	136,448	40,738	59,536	30,398	5,776

Total contractual obligations	$360,475	$53,740	$85,540	$215,419	$5,776

*	Amounts include estimated interest and dividend payments

(in thousands)	Amounts of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 – 3 years	4 – 5 years	After 5 years
Standby letters of credit	$5,725	$5,725	$—	$—	$—

Financial responsibility bonds	$106	$106	$—	$—	$—

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

Income Taxes

The Company records deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the Company expects the differences to reverse. Effective September 30, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We recognize potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.

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

Quarterly Financial Data

Summarized Quarterly Financial Data (Unaudited)

(Dollar Amounts In Thousands)

	13 Weeks Ended
Fiscal 2008	Dec. 29	March 29	June 28	Sept. 27
Sales	$58,306	$56,656	$212,929	$160,927
Gross profit	28,467	31,178	111,734	81,761
Operating income/(loss)	(7,965)	(7,179)	59,628	34,977
Net income/(loss)	(6,872)	(6,373)	33,589	20,132
Adjusted EBITDA(1)	(4,684)	(3,662)	62,688	37,966
Comparable store sales growth(2)	8.0%	(5.9)%	2.1%	1.9%

Fiscal 2007	Dec. 30	March 30	June 30	Sept. 29
Sales	$52,695	$57,393	$204,816	$153,978
Gross profit	25,453	29,806	104,534	76,340
Operating income/(loss)	(8,509)	(7,184)	54,697	30,669
Net income/(loss)	(7,257)	(7,101)	30,122	16,462
Adjusted EBITDA(1)	(5,370)	(3,789)	57,571	34,376
Comparable store sales growth(2)	3.5%	14.1%	0.5%	3.0%

(1)

Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, stock compensation expense, write-off of debt issuance costs and unusual charges. Adjusted EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”), but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Loss/(gain) on disposition of fixed assets and stock compensation expense are eliminated because we believe it enhances investors understanding of the company’s results, net of these non-cash charges. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data, all of which are prepared in accordance with GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised), Business Combinations (“SFAS 141R”). SFAS 141R relates to business combinations and requires the acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company must adopt this standard for its 2010 fiscal year. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company must adopt this standard for its 2009 fiscal year. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company must adopt this standard for its 2009 fiscal year. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s Amended Loan and Security Agreement described in Note 7 to the consolidated financial statements as well as in Management’s Discussion and Analysis, carries interest rate risk. Amounts borrowed under this agreement bear interest at either LIBOR plus 1.75%, or at the Company’s choice, the lender’s reference rate. Should the lenders’ base rate change, the Company’s interest expense will increase or decrease accordingly. As of September 27, 2008, there was no borrowing under this facility.

At September 27, 2008, our cash equivalent investments are primarily in money market accounts and are reflected as cash equivalents because all maturities are within 90 days from date of purchase. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates for similar investments.

Our investment portfolio, consisting of fixed income securities, was $19.9 million as of September 27, 2008. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of September 27, 2008, the decline in the fair value of our investment portfolio would not be material given that our discount notes have fixed rates. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of Leslie’s Poolmart, Inc.:

We have audited the accompanying consolidated balance sheets of Leslie’s Poolmart, Inc. as of September 27, 2008 and September 29, 2007 and the related consolidated statements of operations, stockholder’s deficit and cash flows for each of the three years in the period ended September 27, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leslie’s Poolmart, Inc. at September 27, 2008 and September 29, 2007 and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 27, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona

December 17, 2008

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Information)

	September 27, 2008	September 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$45,648	$59,781
Short term investments	19,899	—
Accounts and other receivables, net	11,796	8,790
Inventories, net	86,584	65,724
Deferred tax assets	4,554	6,939
Prepaid expenses and other current assets	2,773	2,562

Total current assets	171,254	143,796
Property, plant and equipment, net	42,074	37,933
Intangible assets	8,117	8,096
Deferred financing costs, net	4,613	5,653
Deferred tax assets	6,593	3,834
Other assets	342	327

Total assets	$232,993	$199,639

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$42,117	$29,471
Accrued expenses	36,981	38,385
Income taxes payable	7,697	9,283

Total current liabilities	86,795	77,139
Senior notes, net	167,000	169,080
Other long term liabilities	7,556	6,031

Total liabilities	261,351	252,250
Commitments and contingencies
Stockholder’s deficit:
Common stock, $0.001 par value, authorized 100 shares, issued and outstanding 100 shares at September 27, 2008 and September 29, 2007	—	—
Capital deficit	(91,907)	(91,984)
Retained earnings	63,549	39,373

Total stockholder’s deficit	(28,358)	(52,611)

Total liabilities and stockholder’s deficit	$232,993	$199,639

See accompanying Notes which are an integral part of these consolidated financial statements.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Consolidated Statements of Operations

(Dollar Amounts in Thousands)

	Fiscal Years Ended
	September 27, 2008	September 29, 2007	September 30, 2006
Sales	$488,818	$468,882	$440,565
Cost of merchandise and services sold, including warehousing and transportation expenses, and related occupancy costs	235,678	232,749	222,382

Gross profit	253,140	236,133	218,183
Selling, general and administrative expenses	173,294	166,274	160,783
Loss on disposition of fixed assets	385	186	600

Operating income	79,461	69,673	56,800
Other expense (income):
Interest expense	14,553	16,102	20,087
Interest income	(1,495)	(1,390)	(690)
Gain on debt extinguishment	(102)	—	—

Total other expense	12,956	14,712	19,397

Income before taxes	66,505	54,961	37,403
Income tax expense	26,029	22,735	16,898

Net income	$40,476	$32,226	$20,505

See accompanying Notes which are an integral part of these consolidated financial statements.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Consolidated Statements of Stockholder’s Deficit

(Amounts in Thousands, Except Share Amounts)

	Common Stock		Capital Deficit	Treasury Stock	Retained Earnings	Total Stockholder’s Equity/(Deficit)
	Number of Shares	Amount
Balance, at October 1, 2005	39,975,000	$40	$(144,216)	$(25)	$1,644	$(142,557)
Issuance of common stock	135,000	—	135	—	—	135
Repurchase of treasury stock	(65,000)	—	—	(307)	—	(307)
Net income	—	—	—	—	20,505	20,505

Balance, at September 30, 2006	40,045,000	40	(144,081)	(332)	22,149	(122,224)
Issuance of common stock	100	0	—	—	—	0
Converted common stock in Reorganization	(40,045,000)	(40)	40	—	—	0
Contributed redeemable preferred stock in Reorganization	—	—	50,305	—	—	50,305
Excess tax benefit from stock-based compensation	—	—	2,084	—	—	2,084
Payment of dividend	—	—	—	—	(15,002)	(15,002)
Repurchase and converted treasury stock in Reorganization	—	—	(332)	332	—	0
Net income	—	—	—	—	32,226	32,226

Balance, at September 29, 2007	100	—	(91,984)	0	39,373	(52,611)

Stock option compensation	—	—	77	—	—	77
Payment of dividend	—	—	—	—	(16,300)	(16,300)
Net income	—	—	—	—	40,476	40,476

Balance, at September 27, 2008	100	$—	$(91,907)	$0	$63,549	$(28,358)

See accompanying Notes which are an integral part of these consolidated financial statements.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Fiscal Years Ended
	September 27, 2008	September 29, 2007	September 30, 2006
OPERATING ACTIVITIES:
Net income	$40,476	$32,226	$20,505
Adjustments to reconcile net income to net cash provided by operating activities:
Dividends and accretion on preferred stock	—	1,886	4,554
Depreciation and amortization	12,385	12,619	11,789
Stock option compensation	77	—	—
Amortization of loan fees	1,040	515	1,016
Amortization of loan discounts	152	134	96
Provision for doubtful accounts	97	2	109
Deferred income taxes	(374)	1,873	(2,540)
Loss on disposition of fixed assets	385	186	600
Changes in operating assets and liabilities:
Accounts and other receivables	(3,103)	(1,477)	4,267
Inventories	(20,860)	(1,180)	(3,619)
Prepaid expenses and other current assets	(211)	(40)	(464)
Other assets	(15)	(7)	192
Accounts payable and accrued expenses	12,767	1,341	15,252
Income taxes payable	(1,586)	(1,757)	3,301

Net cash provided by operating activities	41,230	46,321	55,058

INVESTING ACTIVITIES:
Purchase of short term investments	(19,899)	—	—
Purchases of property, plant and equipment	(16,985)	(13,038)	(11,105)
Purchases of intangible assets	(85)	(84)	(75)
Proceeds from disposition of fixed assets	138	496	230

Net cash used in investing activities	(36,831)	(12,626)	(10,950)

FINANCING ACTIVITIES:
Revolving commitment borrowing	—	18,400	51,424
Revolving commitment repayment	—	(18,400)	(58,528)
Excess tax benefit from stock-based compensation	—	2,084	—
Payment of dividend	(16,300)	(15,002)	—
Proceeds from issuance of common stock, net of fees	—	—	135
Repurchase of long-term debt	(2,232)	—	—
Repurchase of treasury stock	—	—	(307)

Net cash used in financing activities	(18,532)	(12,918)	(7,276)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(14,133)	20,777	36,832
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	59,781	39,004	2,172

CASH AND CASH EQUIVALENTS AT END OF YEAR	$45,648	$59,781	$39,004

See accompanying Notes which are an integral part of these consolidated financial statements.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Notes to Consolidated Financial Statements

1. Business and Operations

Leslie’s Poolmart, Inc. (“Leslie’s” or the “Company”) is a specialty retailer of swimming pool supplies and related products. As of September 27, 2008, the Company markets its products under the trade name Leslie’s Swimming Pool Supplies through 604 retail stores in 35 states and through mail order catalogs sent to select swimming pool owners nationwide. The Company also repackages certain bulk chemical products for retail sale. The Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending in June and September.

Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the way that public companies report information about operating segments in annual financial statements and establishes standards for related disclosures about product and services, geographic areas and major customers. The Company has reviewed SFAS 131 and determined that we have a single reportable segment.

Holding Company Formation

In February 2007 the Company became a subsidiary of Leslie’s Holdings, Inc. (“Holdings”) pursuant to a tax-free reorganization in which the Company’s shareholders became shareholders of Holdings in the same proportions (the “2007 Reorganization”). As a result of the 2007 Reorganization, each share of outstanding common stock of the Company was converted into one share of common stock of Holdings, and each share of outstanding 10% senior redeemable exchangeable cumulative preferred stock of the Company was converted into one share of 10% senior redeemable exchangeable cumulative preferred stock of Holdings with the same rights, privileges, and preferences, including as to liquidation. The conversion of the 10% senior redeemable exchangeable cumulative preferred stock of the Company for similar stock of Holdings was accounted for as contributed capital to the Company, given that the assumption of the obligation by Holdings without recourse to the Company had the effect of extinguishing the rights of the preferred stockholders and the resulting obligation.

2005 Recapitalization:

During the fiscal year ended October 1, 2005 the Company consummated the following transactions, which the Company refers to collectively as the “2005 Recapitalization”:

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

Notes to Consolidated Financial Statements (continued)

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

The January 2005 Recapitalization was accounted for as a series of equity transactions and there was no change in the accounting basis for the Company’s recorded assets and liabilities. Accordingly, no goodwill or other intangible assets were recorded related to the 2005 Recapitalization.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include Leslie’s Poolmart, Inc., and its wholly owned subsidiaries, LPM Manufacturing Inc., Sandy’s Pool Supply, Inc. and Blackwood & Simmons, Inc. All significant inter-company transactions and accounts have been eliminated.

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to September 30. The fiscal years ended on September 27, 2008, September 29, 2007 and September 30, 2006 included 52 weeks.

Cash and Cash Equivalents

The Company considers all investments with a remaining maturity of three months or less when purchased to be cash equivalents.

Short-term Investments

Management determines the appropriate classification of its investments in marketable debt and equity securities at the time of purchase. Securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in a separate component of stockholder’s equity, if material. On an ongoing basis, the Company evaluates its debt securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge would be recorded and a new cost basis in the investment is established. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income or expense. Realized gains and losses and interest and dividends on securities are included in interest income. The cost of securities sold is based upon the specific identification method. Securities classified as available for sale include both securities due within one year and securities with maturity dates beyond one year.

Notes to Consolidated Financial Statements (continued)

Fair Value of Financial Instruments

The Company values financial instruments as required by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). The carrying amounts of cash and cash equivalents approximate fair value due to the short maturity of those instruments. The fair value of marketable securities is determined based on quoted market prices, which approximate fair value.

The fair value of the Senior Notes due 2013 (“the Notes”) using quoted market prices as of September 27, 2008 was $147.2 million and as of September 29, 2007 was $161.5 million. The carrying amounts of other long-term debt approximate fair value because either the interest rate fluctuates based on market rates or interest rates appear to approximate market rates for similar instruments. The fair value estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Accounts and other receivables, net

Accounts and other receivables include vendor rebate receivables of $5.7 million and $ 4.4 million as of September 27, 2008 and September 29, 2007, respectively. The Company accounts for vendor rebates in accordance with Emerging Issues Task Force Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. The Company recognizes consideration received from vendors at the time its obligations to purchase products or perform services have been completed. These items are recorded as a reduction of inventory until we sell the product, at which time such rebates reduce cost of goods sold in the statement of operations.

Allowance for Doubtful Accounts

Payment terms for trade receivables generally range from 30 to 90 days depending on the circumstances of each transaction or billing contract. Any payments not received within the agreed upon due date are considered past due.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Such allowance is computed based upon a specific customer account review of larger customers and balances past due. The Company’s assessment of its customers’ ability to pay generally includes direct contact with the customer, investigation into customers’ financial status, as well as consideration of customers’ payment history with the Company. If the Company determines, based on its assessment, that it is more likely than not that the Company’s customers will be unable to pay, the Company will charge off the account receivables to the allowance for doubtful accounts.

Accounts and other receivables include allowances for doubtful accounts of $0.6 million, $0.6 million and $0.8 million at September 27, 2008, September 29, 2007 and September 30, 2006, respectively.

Allowance for doubtful accounts consists of the following:

(Dollar amounts in thousands)	Balance at beginning of period	Additions	Deductions	Balance at end of period
		Charged to costs and expenses	Write-off of bad debts
Balance at September 30, 2006	$921	109	(254)	$776
Balance at September 29, 2007	$776	2	(188)	$590
Balance at September 27, 2008	$590	97	(119)	$568

Notes to Consolidated Financial Statements (continued)

Inventories, Net

Inventories are stated at the lower of cost or market. The Company values inventory using the weighted average method. The Company tests for obsolete inventory and records appropriate reserves. When an inventory item is sold or disposed, the associated reserve is adjusted at that time.

Inventory reserves consist of the following:

(Dollar amounts in thousands)	Balance at beginning of period	Additions	Deductions	Balance at end of period
		Charged to costs and expenses	Sale and disposal of inventories
Balance at September 30, 2006	$3,131	279	(480)	$2,930
Balance at September 29, 2007	$2,930	561	(159)	$3,332
Balance at September 27, 2008	$3,332	56	(256)	$3,132

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

Consistent with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (“SFAS 144”), the Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill and Other Intangibles

Goodwill represents the excess of the cost of an acquired business over the estimated fair market value of the acquired net assets. The goodwill balance is $7.5 million at September 27, 2008 and September 29, 2007. The Company tests goodwill for impairment on an annual basis in accordance with SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS 142”). The Company completed its goodwill impairment test during the fourth quarter of fiscal 2008 and fiscal 2007 and determined there was no impairment in either year. Other intangibles are comprised of costs associated with acquiring the mailing addresses for the Company’s customer database, which is used for purposes of market research, new store location decisions, customer research and in the Company’s ongoing advertising efforts. For the years ending September 27, 2008 and September 29, 2007, the gross amount capitalized on the balance sheet for mailing addresses was $1.1 million and $1.0 million,

Notes to Consolidated Financial Statements (continued)

respectively and the accumulated amortization was $0.5 million and $0.4 million, respectively. These other intangibles are amortized over a 15 year period and the annual amortization for the next five years is expected to be approximately $60,000 each year.

Deferred Financing Costs

In connection with issuing the Senior Notes due 2013 (see Note 8) and entering into a credit agreement in 2005, the Company paid an aggregate of $7.9 million in financing costs that are being deferred and amortized over the lives of the corresponding agreements. The deferred finance cost balance recorded at September 27, 2008 and September 29, 2007 was net of accumulated amortization of $3.2 million and $2.3 million, respectively.

Income Taxes

The Company provides for deferred income taxes relating to temporary timing differences in the recognition of income and expense items for financial and tax reporting purposes. The Company and its subsidiaries are included in the consolidated federal income tax return and certain state income tax returns of Holdings. The Company’s financial statements recognize the current and deferred income tax consequences that result from the Company’s activities during the current and preceding periods pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), as if the Company were a separate taxpayer rather than a member of Holding’s consolidated income tax return group.

Effective September 30, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The adoption of FIN 48 did not impact the company’s financial position.

Sales

Revenue on retail sales is recognized upon purchase by the customer. Revenue on services is recognized as services are performed and the fee is fixed or determinable and collection is probable. Terms are customarily FOB shipping point or point of sale, net of related discounts. The Company does not provide an estimated allowance for sales returns as they are immaterial.

Cost of Sales

Included in cost of sales are the costs of services and purchased goods, chemical repackaging costs and related distribution costs. The Company recognizes consideration received from vendors at the time the obligations to purchase products or perform services have been completed. These items are recorded as a reduction in cost of goods sold in the statement of income. For the years ending September 27, 2008, September 29, 2007 and September 30, 2006, the Company’s recorded advertising expense was shown net of cooperative advertising of $0.8 million, $0.7 million and $0.8 million respectively.

Shipping and Handing Costs

The Company records shipping and handling costs paid by customers as revenue. The costs for shipping and handling are charged to cost of sales.

Notes to Consolidated Financial Statements (continued)

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the years ended September 27, 2008, September 29, 2007 and September 30, 2006, was approximately $8.4 million, $8.7 million, and $8.1 million, respectively.

Stock Based Compensation

Holdings, and prior to the 2007 Reorganization, the Company, may grant stock options for a fixed number of shares of Holdings to the Company’s employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. As the Company is a nonpublic company under the provisions of SFAS No. 123 (revised), Share-Based Payment (“SFAS 123R”), we were required to adopt SFAS 123R using the prospective method which requires the Company to apply the provisions of SFAS 123R prospectively to new awards and to awards modified, repurchased or cancelled after September 30, 2006. Awards granted after September 30, 2006 are valued at fair value in accordance with the provisions of SFAS 123R and are recognized on a straight line basis over the service periods of each award. Compensation cost for the unvested portion of awards outstanding is recognized as the requisite service is rendered.

As of the 2007 Reorganization, the 2005 Plan and related agreements were assumed by Holdings. All grants from and after the 2007 Reorganization of options under the 2005 Plan are for equity of Holdings and not the Company, but will be recorded as an expense by the Company. During the second quarter of 2007 and pursuant to the 2005 Plan, Holdings’ board of directors approved the acceleration of the vesting of all outstanding stock options to purchase shares of common stock of Holdings. The fair value of the awards immediately before the modification of the vesting was the same value as the fair value after the modification took effect. Accordingly, no compensation expense was recorded under SFAS No. 123R related to the acceleration of the options. All of the options granted prior to 2008 were exercised in February of 2007 after the 2007 Reorganization.

In fiscal 2008, the board of directors of Holdings approved grants of options to a number of key individuals of the Company. These options to purchase approximately 438,000 shares of Holdings common stock vest over a five year period at a rate of 20% annually on each anniversary of the date of grant.

We recognized share-based compensation expense of $77,000 during fiscal year 2008. No share-based compensation expense was recorded during fiscal year 2007 and fiscal year 2006.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised), Business Combinations (“SFAS 141R”). SFAS 141R relates to business combinations and requires the acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period

Notes to Consolidated Financial Statements (continued)

beginning on or after December 15, 2008. An entity may not apply it before that date. The Company must adopt this standard for its 2010 fiscal year. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company must adopt this standard for its 2009 fiscal year. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company must adopt this standard for its 2009 fiscal year. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

3. Short-term Investments

The Company’s short-term investments are classified as available-for-sale and recorded at fair value. As of September 27, 2008 and September 29, 2007, amortized cost of the Company’s short-term investments equaled fair value. Accordingly, there were no unrealized gains and losses as of September 27, 2008 and September 29, 2007.

There were no sale of available-for-sale securities for the years ended September 27, 2008, September 29, 2007 and September 30, 2006.

The Company’s short-term investments consisted of the following September 27, 2008 and September 29, 2007:

(Dollar amounts in thousands)	September 27, 2008	September 29, 2007
U.S. government and agency debt securities	$19,899	$—

Total short-term investments	$19,899	$—

At September 27, 2008, all of the Company’s U.S. government and agency debt securities mature within fiscal year 2009.

4. Inventories

Inventories consist of the following:

(Dollar amounts in thousands)	September 27, 2008	September 29, 2007
Raw materials and supplies	$4,579	$1,232
Finished goods	82,005	64,492

Total inventories	$86,584	$65,724

Notes to Consolidated Financial Statements (continued)

5. Property, Plant and Equipment

Property, plant and equipment consists of the following:

(Dollar amounts in thousands)	September 27, 2008	September 29, 2007
Land	$5,865	$5,865
Buildings	8,058	8,106
Vehicles, machinery and equipment	7,510	6,428
Leasehold improvements	69,634	63,770
Office furniture, equipment and other	48,209	42,900
Construction-in-process	5,407	1,142

	144,683	128,211
Less—accumulated deprecation and amortization	(102,609)	(90,278)

Total property, plant and equipment	$42,074	$37,933

6. Accrued expenses

Accrued expenses consist of the following:

(Dollar amounts in thousands)	September 27, 2008	September 29, 2007
Accrued payroll and employee benefits	$8,494	$10,050
Self insurance reserves	8,350	8,324
All other current liabilities	20,137	20,011

Total accrued expenses	$36,981	$38,385

7. Loan and Security Agreement/Assets Subject to Lien

On January 25, 2005, the Company entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with the lenders noted therein and Wells Fargo Retail Finance LLC as agent for the lenders. The Loan Agreement provides for the extension by the lenders of revolving loans and other financial accommodations in an aggregate principal amount of $75.0 million. The Loan Agreement was and will be used to refinance the existing credit facility, to provide a portion of the financing required to consummate the 2005 Recapitalization, and for general corporate purposes. A portion of the Loan Agreement is available for letters of credit. The obligations under the Loan Agreement are secured by a lien on substantially all of the Company’s assets.

Borrowings under the Loan Agreement bear interest at the lender’s reference rate or at LIBOR plus the applicable LIBOR rate margin. The applicable LIBOR rate margin will be adjusted quarterly based on the Company’s EBITDA (as defined in the Loan Agreement) for the 12 month period ended as of the end of the latest fiscal quarter. The applicable margin for the Loan Agreement is initially 0% with respect to base rate loans and 1.75% with respect to eurodollar loans.

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

Notes to Consolidated Financial Statements (continued)

The Loan Agreement contains customary representations and warranties, covenants and conditions to borrowing. There can be no assurance that the conditions to borrowing under the Loan Agreement will be satisfied.

The Loan Agreement requires the maintenance of certain quarterly financial and operating ratios and covenants, including minimum calculated EBITDA levels, fixed charge coverage ratio, and senior leverage ratio. Also, the Loan Agreement contains customary events of default, including default upon the nonpayment of principal, interest, fees or other amounts or the occurrence of a change of control.

During fiscal 2008, no borrowing or repayments occurred on the Loan Agreement. No amounts are outstanding on the Loan Agreement as of September 27, 2008 and September 29, 2007.

To the Company’s knowledge, no event of default has occurred under the Loan Agreement.

8. Senior Notes

On January 25, 2005, the Company sold, through a private placement exempt from the registration requirements under the Securities Act of 1933, as amended, $170 million in aggregate principal amount of its 7.75% Senior Notes due 2013 (the “Notes”). Interest-only payments on the Notes are payable semi-annually on February 1 and August 1 of each year, beginning with August 1, 2005. The Notes were sold in the United States only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in accordance with Regulation S under the Securities Act. The Notes were not registered under the Securities Act and can not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company used the net proceeds of this offering to finance the 2005 Recapitalization and to redeem $59.5 million of its 10.375% Senior Notes due 2008. In connection with the closing of the Private Placement, the Company entered into (i) an indenture, dated January 25, 2005 with The Bank of New York Trust Company, N.A., as the trustee, governing the terms and conditions of the Notes (the “Indenture”) and (ii) a registration rights agreement, dated January 25, 2005 with the initial purchasers of the Notes in the Private Placement (the “Registration Rights Agreement”). The Notes were issued at a discount which is being amortized to interest expense and consist of the following:

(Dollar amounts in thousands)	September 27, 2008	September 29, 2007
Senior Notes	$170,000	$170,000
Unamortized discount	$(768)	$(920)
Notes redeemed	$(2,232)	$—

Total Senior Notes, net	$167,000	$169,080

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

Notes to Consolidated Financial Statements (continued)

9. Leases

The Company leases certain store, office, distribution and manufacturing facilities under operating leases which expire at various dates through 2018. Lease agreements generally provide for increases related to cost of living indices and require the Company to pay for property taxes, repairs and insurance. Future annual minimum lease payments at September 27, 2008 are as follows:

(Dollar amounts in thousands)
2009	$40,738
2010	33,837
2011	25,699
2012	19,104
2013	11,294
Thereafter	5,776

$136,448

Certain leases are renewable at the option of the Company for periods of one to ten years. Rent expense charged against income totaled $38.4 million, $35.9 million, and $33.7 million in fiscal years 2008, 2007 and 2006 respectively. Only three leases provided for rent contingent on sales exceeding specific amounts.

10. Income Taxes

The provision/(benefit) for income taxes is comprised of the following:

(Dollar amounts in thousands)	Fiscal 2008	Fiscal 2007	Fiscal 2006
Federal:
Current	$21,605	$16,899	$15,637
Deferred	314	1,517	(2,123)

	$21,919	$18,416	$13,514

State:
Current	$4,051	$3,963	$3,916
Deferred	59	356	(532)

	4,110	4,319	3,384

Total	$26,029	$22,735	$16,898

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows:

(Dollar amounts in thousands)	Fiscal 2008	Fiscal 2007	Fiscal 2006
Federal income tax at statutory rate	$23,277	$19,236	$13,091
Permanent differences	67	617	1,633
State taxes, net of federal benefit	2,662	2,898	2,200
Other	23	(16)	(26)

	$26,029	$22,735	$16,898

Notes to Consolidated Financial Statements (continued)

The tax effect of temporary differences which give rise to significant portions of the deferred tax asset and liability are summarized below.

	Fiscal 2008		Fiscal 2007
(Dollar amounts in thousands)	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Depreciation and amortization	$5,234	$—	$3,833	$—
State income taxes	—	—	210	—
Inventory	1,908	—	1,869	—
Reserves and other accruals	2,221	—	2,325	—
Deferred rent	1,359	—	1,824	—
Compensation accruals	425	—	712	—

	$11,147	$—	$10,773	$—

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. Our income tax returns are audited by federal and state tax authorities. We are currently under examination by the Internal Revenue Service for the 2005 tax year. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. While we believe our positions comply with applicable laws, we periodically evaluate exposures associated with our tax filing positions. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by taxing authorities for years before 2005.

The Company adopted the provisions of FIN 48 effective September 30, 2007. The adoption of FIN 48 did not impact the company’s financial position. The gross amount of unrecognized tax benefit at September 27, 2008 is $1.4 million of which $1.2 million would impact the Company’s effective tax rate were it to be recognized. The following table summarizes the activity related to the Company’s unrecognized tax benefits (dollars in thousands):

Balance at September 30, 2007	$1,370
Change during the year	0

Balance at September 27, 2008	$1,370

As a result of the implementation of FIN 48, the Company had no change to its previously recorded liability for unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax benefits in the income tax provision. The Company had approximately $210,000 and $134,000 of accrued interest and penalties at September 27, 2008 and September 29, 2007, respectively.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months, however, we do not expect any potential change to have a material effect on our results of operations or our financial position.

11. Contingencies

The Company is a defendant in lawsuits or potential claims encountered in the normal course of business; such matters are being vigorously defended. In the opinion of management, the resolutions of these matters will not have a material effect on the Company’s financial position or results of operations.

The Company’s workers’ compensation insurance program, general liability insurance program and employee group medical plan have self-insurance retention features of $0.3 million, $0.3 million and

Notes to Consolidated Financial Statements (continued)

$0.2 million per incident, respectively. As of September 27, 2008 and September 29, 2007, the Company had standby letters of credit outstanding in the amounts of $5.7 million and $4.7 million, respectively, for the purpose of securing such obligations under its workers’ compensation self insurance programs.

12. 401(k) Plan

The Company provides for the benefit of its employees a voluntary retirement plan under Section 401(k) of the Internal Revenue Code. During 2008, the plan covered all eligible employees and provided for a matching contribution by the Company of 50% of each participant’s contribution up to 4% of the individual’s compensation as defined. The expenses related to this program were $0.6 million, $0.6 million and $0.6 million for fiscal years 2008, 2007 and 2006 respectively.

13. Equity Transactions

Preferred and Common Stock

The Company became a subsidiary of Holdings pursuant to the 2007 Reorganization. As a result of the 2007 Reorganization, each share of outstanding common stock of the Company was converted into one share of common stock of Holdings, and each share of outstanding 10% senior redeemable exchangeable cumulative preferred stock of the Company was converted into one share of 10% senior redeemable exchangeable cumulative preferred stock of Holdings with the same rights, privileges, and preferences, including as to liquidation. The conversion of the 10% senior redeemable exchangeable cumulative preferred stock of the Company for similar stock of Holdings was accounted for as contributed capital to the Company, given that the assumption of the obligation by Holdings without recourse to the Company had the effect of extinguishing the rights of the preferred stockholders and the resulting obligation.

14. Related Party Transactions

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

During the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, the Company paid management fees to LGP in the amount of $1.0 million, $1.0 million and $1.0 million respectively.

During February of 2007, the Company’s parent, Holdings consummated a privately placed financing transaction. The Company does not guarantee or pledge support for this financing, nor were any of the proceeds made available to the Company, and therefore, the Company’s financial statements do not reflect the debt and its related costs. Holdings issued $310 million in senior notes due in 2017 and $100 million of preferred equity. The

Notes to Consolidated Financial Statements (continued)

interest rate on the senior notes is 10.5% cash or 11.5% PIK, at Holdings’ option. The notes are non-callable for two years and have other covenants and terms that are customary for high yield issues. The preferred shares have a dividend rate of 11% and are exchangeable into debt under certain circumstances. The preferred shares have a mandatory redemption date of March 1, 2019. The Company is not required to service any obligation of Holdings and the sole source of funds that might be provided by the Company would be in the form of dividends to Holdings.

15. Stock Based Compensation Plans

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

In August 2005, Leslie’s board of directors adopted its 2005 Incentive Stock Option Plan (the “2005 Plan”), and reserved 1,300,000 shares of nonvoting common stock for issuance thereunder. As of the 2007 Reorganization, the 2005 Plan and related agreements were assumed by Holdings. Any future grants of options subsequent to the 2007 Reorganization will be for equity of Holdings and not the Company. During the second quarter of 2007 and pursuant to the 2005 Plan, Holdings’ board of directors approved the acceleration of the vesting of all of the then outstanding stock options to purchase shares of common stock of Holdings. The fair value of the awards immediately before the modification of the vesting was the same value as the fair value after the modification took effect. Accordingly, no compensation expense was recorded under SFAS 123R related to the acceleration of the options.

All outstanding options were exercised in February of 2007 after the 2007 Reorganization, which gave rise to a tax benefit of approximately $2.1 million attributed to the Company. Given that the tax benefit meets the realization criteria of SFAS 123R, the benefit has been recorded as a credit to equity since the entire benefit exceeded the recorded expense of zero. The Company did not otherwise grant or modify any share-based compensation during the 52 weeks ended September 29, 2007.

In fiscal 2008, the board of directors of Holdings approved grants of options to a number of key individuals of the Company. These options to purchase approximately 438,000 shares of Holdings common stock vest over a five year period at a rate of 20% annually on each anniversary of the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model which requires the use of a number of assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the historical volatility of our stock. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms and vesting schedules. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. We have not paid dividends in the past and do not plan to pay any dividends in the near future to ultimate shareholder who hold the type of security subject to the option arrangement. SFAS 123R also requires us to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on our historical experience. The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Notes to Consolidated Financial Statements (continued)

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Expected volatility	47.8%	N/A	0.0%
Risk-free interest rate	3.4%	N/A	4.0%
Dividend yield	0.0%	N/A	0.0%
Expected life (in years)	5.0	N/A	7.0
Weighted average fair value per option granted	$1.05	N/A	$0.38

As there were no grants in fiscal 2007, the valuation assumptions are not applicable. Expected volatility was 0.0% in fiscal 2006 as the Company was accounting for stock-based compensation plans under APB Opinion No. 25 Accounting for Stock Issued to Employees.

A summary of option activities for all plans is as follows:

	Fiscal 2008		Fiscal 2007		Fiscal 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—	1,233,500	$1.91	700,000	$1.00
Granted	438,000	2.30	—	—	538,500	3.08
Exercised	—	—	—	—	—	—
Cancelled	—	—	—	—	(5,000)	1.00
Assigned to Leslie’s Holdings, Inc.	—	—	(1,233,500)	1.91	—	—

Outstanding at end of year	438,000	$2.30	—	$—	1,233,500	$1.91

Exercisable at end of year	—	$—	—	$—	175,000	$1.00

The fair value of the common stock underlying the 2005 Incentive Stock Option Plan options granted during fiscal year 2006 was determined to be $3.08 per share. As the Company’s stock is privately held and has no quoted market price, the Company determined the fair value of options granted during fiscal year 2006 based on management’s estimate of an enterprise value of the Company. In fiscal year 2008, the fair value of the common stock underlying the 2005 Incentive Stock Option Plan options granted was determined to be $2.30 based on management’s estimate of an enterprise value of the Company at the time of grant. No options were granted in fiscal 2007.

The total fair value of shares vested during fiscal 2008, 2007, and 2006 was approximately $0.0 million, $0.0 million and $0.2 million, respectively.

The weighted average remaining contractual term of options outstanding and exercisable as of September 27, 2008 was 4.2 years and 0 years, respectively. The aggregate intrinsic value of options outstanding and exercisable as of September 27, 2008 was $0.3 million and $0.0 million, respectively. As of September 27, 2008, there was approximately $384,000 of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 4.2 years.

For the purpose of SFAS 123R, the Company is considered a “non-public entity” because it does not have equity securities trading in a public market. For “non-public entities” the effective date to adopt the complete provisions of SFAS 123R is for fiscal years beginning after December 15, 2005. SFAS 123R was effective for the Company beginning October 1, 2006. If stock options had been accounted for consistent with SFAS 123, these amounts would be amortized on a straight-line basis as compensation expense over the average vesting period of the options and the Company’s net income would not have been affected for the fiscal year ended 2007, while the Company’s net income would have decreased by less than $0.1 million in fiscal year 2006.

Notes to Consolidated Financial Statements (continued)

16. Supplemental Cash Flow Disclosures

The Company paid interest charges of $13.4 million, $13.6 million and $14.4 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The Company paid income taxes of $26.4 million, $20.5 million and $16.1 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Income tax payments made subsequent to the 2007 Reorganization are made to Holdings given that the Company is included in their consolidated tax return.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. As defined in the securities laws, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 27, 2008 based on the criteria in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, we concluded that our internal control over financial reporting was effective as of September 27, 2008.

The annual report on internal control over financial reporting does not include an attestation report of our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in our annual report on Form 10-K for the year ended September 27, 2008.

Changes in Internal Control over Financial Reporting

In addition, there were no changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in the Company’s internal controls, and therefore there were no corrective actions taken.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors, executive officers and significant employees of the Company are as follows:

Name	Age	Positions
Lawrence H. Hayward	54	Chairman of the Board and Chief Executive Officer
Steven L. Ortega	47	Executive Vice President, Chief Financial Officer and Director
Michael L. Hatch	55	President, Chief Operating Officer and Director
Edward C. Agnew	69	Director
John M. Baumer	41	Director
John G. Danhakl	52	Director
Michael J. Fourticq	64	Director
Janet I. McDonald	51	Senior Vice President, Chief Information Officer
Rick D. Carlson	42	Senior Vice President, Commercial, Service and Logistics
Brian P. Agnew	43	Senior Vice President, Store Operations

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

Steven L. Ortega is Executive Vice President, Chief Financial Officer and Director of the Company and joined the Company in August, 2005. Mr. Ortega served as Executive Vice President and Chief Financial Officer for BI-LO LLC from 1999 to 2005. Prior to joining BI-LO, Mr. Ortega was with American Stores Company, where he held various positions within their supermarket and drug store subsidiaries, including Vice President—Finance and Administration, and Vice President—Logistics. Prior to this period at American Stores, Mr. Ortega held various management positions in finance, accounting, audit and store operations at Lucky Stores, Inc., where he last held the position of Director of Finance and Accounting.

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

John M. Baumer became a director of the Company in November 2001. He has been an executive officer and equity owner of LGP, the firm that manages Green Equity Investors II, L.P. (“GEI”), since 1999. Mr. Baumer had previously been a Vice President at Donaldson, Lufkin & Jenrette Securities Corporation (“DLJ”), and had been with DLJ since 1995. Prior to joining DLJ, Mr. Baumer was at Fidelity Investments and Arthur Andersen. Mr. Baumer is also a director of Intercontinental Art, Inc., VCA Antech, Inc., The Brickman Group, Ltd. and Petco Animal Supplies, Inc.

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

Michael J. Fourticq became a director of the Company in June 1997. He also served as Chairman of the Board of Directors from May 1988 until January 2000. Between May 1988 and August 1992, he served as the Company’s Chief Executive Officer. From 1995 to 2001, Mr. Fourticq had been the Chairman and Chief Executive Officer of Brown Jordan International, a leading manufacturer of outdoor and casual furniture products. Since 1985 he has been the sole general partner of Hancock Park Associates, which is the general partner and affiliate of several investment partnerships. Mr. Fourticq is also on the Boards of Brown Jordan International, Gordon Biersch, FHI dba Body Home Fitness, The Right Start, Stanton International and Saleen, Inc.

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

All executive officers of the Company are chosen by the Board of Directors and serve at the Board’s discretion except as provided in the employment agreements described below under “Executive Compensation—Employment Agreements”.

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

The following Compensation Discussion and Analysis details the Company’s strategy and practices for compensating our NEOs, who in fiscal 2008 were:

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

Base Salary

Base salary is paid for on-going employment throughout the year. It is intended to compensate the NEOs for their basic services performed for the Company thorough the year. In setting base salary, the Board of Directors considers each NEO’s experience, role and job responsibilities. The Board or Directors reviews base salary when it deems necessary and such review does not always occur on an annual basis. During fiscal 2008, the base salaries for NEOs remained unchanged.

Bonus

In the first quarter of each fiscal year, the Board of Directors meets to review the Company’s budget and targeted EBITDA goals for the fiscal year. At that meeting, the Board approves a threshold EBITDA target for the Company before bonuses will be paid to NEOs. If the EBITDA target is not achieved, bonuses will not be paid. Consequently, all bonuses are at risk.

In fiscal 2008, the Board of Directors set $84.0 million as the annual EBITDA threshold before bonuses would be paid. Bonuses for NEOs were subject to a cap of 150% of the target bonus and bonuses were targeted in the following amounts:

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

Cash Allowance

Messrs. Hayward and Ortega’s employment agreements provide for the payment by the Company of an annual cash allowance for expenses, including those which may be considered partially or wholly personal in nature. The annual cash allowance is automatically increased annually by 5% from that paid in the prior year. In addition, Messrs. Hayward and Ortega are each entitled to a tax gross-up for any taxes related to his receipt of the cash allowance. In fiscal 2008, Mr. Hayward’s annual cash allowance was $57,880 and his gross-up amount was [$34,900]. In fiscal 2008, Mr. Ortega’s annual cash allowance was $17,325 and his gross-up amount was [$11,400].

Separation Arrangements

As described in detail below, employment agreements for three of the NEOs specify certain severance benefits to be paid in the event of an involuntary termination of such executive’s employment. The Company provides such separation benefits in order to remain competitive in attracting and retaining executives.

Mr. Hayward’s employment agreement also provides for severance payment if he elects to terminate his employment following a change in control of the Company, as the Board of Directors believes that it is critical to maintain management’s business focus in the event of a potential transaction.

For further details, please refer to the section “Severance, Termination and Change in Control Payments” below.

Stock Option Awards

During fiscal 2008, the Board of Directors of Holdings approved grants of time based options to a number of employees of the Company, including the NEO’s as follows:

Name	Number of Options Granted for Fiscal 2008
Lawrence H. Hayward	40,000
Steven L. Ortega	20,000
Michael L. Hatch	20,000
Janet I. McDonald	10,000
Rick D. Carlson	10,000

The options vest over a five year period at a rate of 20% annually on each anniversary of the date of grant and have an exercise price of $2.30 per share. The fair value of the options granted was determined to be $2.30 based on management’s estimate of an enterprise value of the Company at the time of grant. These option grants are included in the compensation tables below.

Additionally, in fiscal 2009, the Board of Directors of Holdings approved grants of time based options to a number of employees of the Company, including the NEOs as follows:

Name	Number of Options Granted for Fiscal 2009
Lawrence H. Hayward	60,000
Steven L. Ortega	30,000
Michael L. Hatch	30,000
Rick D. Carlson	10,000

The options vest over a five year period at a rate of 20% annually on each anniversary of the date of grant and have an exercise price of $2.90 per share. The fair value of the options granted was determined to be $2.90 based on management’s estimate of an enterprise value of the Company at the time of grant. These option grants are not included in the compensation tables below because they do not relate to compensation for fiscal 2008.

The Board of Directors determined to issue options to purchase shares of Holdings’ common stock in order to provide an incentive to the NEOs to remain in the employ of the Company and to align the NEOs interests with the shareholders of Holdings in order to maximize long-term value.

Compensation of the Named Executive Officers

The following tables show, for fiscal year 2008, compensation awarded or paid to, or earned by, our CEO, CFO, and three most highly compensated executive officers other than the CEO and CFO. We refer to these executives collectively herein as the Named Executive Officers or NEOs.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Grants ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)(1)	(g)(2)	(h)	(i)		(j)
Lawrence H. Hayward	2008	517,000	—	—	42,034	373,480	—	106,993	(3)	1,039,507
Chief Executive Officer and Chairman of the Board	2007	517,000	—	—	—	496,521	—	94,558	(3)	1,108,079

Steven L. Ortega	2008	330,750	—	—	21,017	204,800	—	33,405	(4)	589,972
Chief Financial Officer, EVP and Director	2007	330,750	—	—	—	272,270	—	31,754	(4)	634,774

Michael L. Hatch	2008	320,000	—	—	21,017	198,144	—	4,955	(5)	544,116
President, Chief Operating Officer and Director	2007	320,000	—	—	—	263,421	—	4,400	(5)	587,821

Janet I. McDonald	2008	177,500	—	—	10,509	64,106	—	4,776	(5)	256,891
SVP, Chief Information Officer	2007	177,500	—	—	—	84,814	—	4,211	(5)	266,525

Rick D. Carlson	2008	170,000	—	—	10,509	61,406	—	4,620	(5)	246,535
SVP, Commercial, Service and Logistics	2007	170,000	—	—	—	81,273	—	4,400	(5)	255,673

(1)	The amounts reflect the dollar amount recognized for financial reporting purposes for the respective period in accordance with SFAS 123R of awards issued pursuant to the 2005 Stock Option Plan and includes amounts from awards granted in fiscal 2008. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts for the fiscal years ended September 27, 2008 are included in footnote 15 to our consolidated financial statements.
(2)	Bonuses are attributed to the year earned and are paid out after the conclusion of the fiscal year. For fiscal 2007, certain of the NEOs received their bonuses in November 2007 and others received their bonuses in January 2008. For fiscal 2008, all of the NEOs received their bonuses in December 2008.
(3)	Represents (i) a cash allowance of $55,125 for 2007 and $57,881 for 2008 for all expenses, including those that may be personal in nature, (ii) a gross up payment of $33,233 for 2007 and $34,300 for 2008 related to the cash allowance, (iii) legal and accounting expenses paid by the Company and incurred by Mr. Hayward in connection with negotiating his amended employment agreement, and (iv) the Company’s matching contributions to Mr. Hayward’s 401(k) account.
(4)	Represents (i) a cash allowance of $16,500 for 2007 and $17,325 for 2008 for all expenses, including those that may be personal in nature, (ii) a gross up payment of $10,854 for 2007 and $11,400 for 2008 related to the cash allowance, and (iii) the Company’s matching contributions to Mr. Ortega’s 401(k) account.
(5)	Represents the Company’s matching contributions to each NEO’s 401(k) account.

GRANT OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options ($)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)(1)	(h)
Lawrence H. Hayward	N/A	180,950	361,900	542,850	N/A	N/A	N/A
	11/5/2007	N/A	N/A	N/A	40,000	$2.30	42,034

Steven L. Ortega		99,225	198,450	297,675	N/A	N/A	N/A
	11/5/2007	N/A	N/A	N/A	20,000	$2.30	21,017

Michael L. Hatch		96,000	192,000	288,000	N/A	N/A	N/A
	11/5/2007	N/A	N/A	N/A	20,000	$2.30	21,017

Janet I. McDonald		31,063	62,125	93,188	N/A	N/A	N/A
	11/5/2007	N/A	N/A	N/A	10,000	$2.30	10,509

Rick D. Carlson		29,750	59,500	89,250	N/A	N/A	N/A
	11/5/2007	N/A	N/A	N/A	10,000	$2.30	10,509

(1)	In fiscal year 2008, the fair value of the common stock underlying the 2005 Incentive Stock Option Plan options granted was determined to be $2.30 based on management’s estimate of an enterprise value of the Company at the time of grant.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

Lawrence H. Hayward

The Company entered into an amended and restated employment agreement with Lawrence Hayward on June 15, 2007, for his employment as Chief Executive Officer and Chairman of the Board of the Company. On February 8, 2008, the Company restated and supplemented the Amended and Restated Employment Agreement with Mr. Hayward. Certain modifications were made to the agreement, including changes related to compensation in the event of termination of employment. The employment agreement expires on February 7, 2013 but shall automatically extend for successive one-year periods unless notice is provided in accordance with the terms of the employment agreement.

Under the employment agreement, the Company shall pay Mr. Hayward a salary at an annual rate of $517,000. Mr. Hayward shall also be eligible to participate in the Company’s bonus plan, with a target bonus for each year of not less than 70% of his base salary in effect at the end of such year. Under the employment agreement, the Company shall pay Mr. Hayward an annual cash allowance for expenses, which was $57,881 for 2008 (increased annually by 5%), that relates to his employment which might be considered partially or wholly personal in nature, and he is entitled to a tax gross-up for any taxes related to his receipt of the cash allowance. Mr. Hayward is entitled to receive other benefits such as four (4) weeks of vacation each year, personal and sick leave, insurance and other benefits consistent with the then-current policies of the Company and equal to those benefits extended to the most senior executives of the Company. Mr. Hayward’s employment agreement also contains non-solicitation and confidentiality covenants and provides that Mr. Hayward serves as a Director at the will of the Company’s Board of Directors.

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

2005 Stock Option Plan

As of the 2007 Reorganization, all contractual rights and obligations relating to the Company’s 2005 Stock Option Plan (the “2005 Plan”) and related agreements were assumed by Holdings. During the second quarter of 2007 and pursuant to the 2005 Plan, Holdings’ board of directors approved the acceleration of the vesting of all outstanding stock options to purchase shares of common stock of Holdings. The fair value of the awards immediately before the modification of the vesting was the same value as the fair value after the modification took effect. All of the outstanding options were exercised in February of 2007 after the 2007 Reorganization and all exercises by the NEOs are reflected in the table below. During fiscal 2007, our Named Executive Officers did not receive any grants of stock options or other stock awards. In November 2008, the Board of Directors of Holdings approved grants of time based options to a number of employees of the Company, including the NEOs. The options vest over a five year period at a rate of 20% annually on each anniversary of the date of grant.

Option Holdings

The following table includes certain information with respect to all options previously awarded to the executive officers named above that were outstanding as of September 27, 2008.

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 27, 2008

	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable(1)
Lawrence H. Hayward	—	40,000	$2.30	11/04/17
Steven L. Ortega	—	20,000	$2.30	11/04/17
Michael L. Hatch	—	20,000	$2.30	11/04/17
Janet I. McDonald	—	10,000	$2.30	11/04/17
Rick D. Carlson	—	10,000	$2.30	11/04/17

(1)	These options were granted on November 5, 2007 and vest over a five-year period at a rate of 20% annually on each anniversary of the date of the grant.

Severance, Termination and Change in Control Payments

Lawrence H. Hayward

Pursuant to Mr. Hayward’s employment agreement, if the Company terminates Mr. Hayward’s employment for any reason other than his death, disability, Just Cause, or pursuant to the Company’s retirement policy or if Mr. Hayward terminates his employment for Good Reason, the Company shall pay him a lump sum cash amount equal to 200% of the sum of (i) his base salary in effect at the time of the termination, and (ii) the greater of his target bonus for such year and the average of his bonuses for the prior two years. Also, the Company shall continue to provide, and pay the corporate and individual premiums for, health and medical-care insurance coverage of Mr. Hayward and his spouse for the remainder of their respective lives and for Mr. Hayward’s dependents until they each reach the age of 21 years old. In addition, Mr. Hayward is entitled to a tax gross-up if excise taxes are imposed as a result of any payments made under the agreement. The amount of the gross-up will be sufficient to cover all such taxes, interests and penalties.

If Mr. Hayward’s employment is terminated by the Company or himself as a result of Mr. Hayward’s disability or in the case of his death, LPM shall pay Mr. Hayward or his estate a lump-sum cash amount equal to 200% of the sum of: (i) his base salary in effect at the time of termination plus (ii) the greater of (x) his target bonus for such year or (y) the average of his bonuses paid with respect to the prior five years. Additionally, upon such termination for disability, the Company shall continue to provide, and pay the corporate and individual premiums for, health and medical-care insurance coverage of Mr. Hayward and his spouse for the remainder of their respective lives and for Mr. Hayward’s dependents until they each reach the age of 21 years old. In addition, Mr. Hayward or his estate shall be entitled to (a) a pro rata portion of his cash allowance for the year in which his employment terminated, (b) any outstanding reimbursements to which he is entitled; (c) compensation for unused vacation and (d) any other amounts or benefits due after the termination of employment under the terms of any other applicable agreements, awards, plans, policies or programs of the Company.

In addition to the foregoing, in the event Mr. Hayward holds any options to purchase Holdings securities at time of termination of his employment for death or disability, such options shall accelerate and become fully vested. Moreover, the Companies and the Green Parties (as defined in the employment agreement) agree not to exercise the Call Option (as defined in the employment agreement), to the extent such option is exercisable at the time of termination of Mr. Hayward’s employment for death or disability within the meaning of the Amended and Restated Stockholders Agreement dated as of February 20, 2007 among the Company, Holdings and certain stockholders of Holdings. The Company and Holdings further agree that in such event, at any time between the fourth and fifth anniversary of the date of such termination of employment, Mr. Hayward or his estate shall be entitled to notify the Company to repurchase, for cash, within 60 days of receipt of such notice, all of his shares of Holdings stock then held (whether by Mr. Hayward or any Individual Related Party, within the meaning of the Stockholders Agreement) at the Fair Market Value thereof (as defined in the Stockholders Agreement), provided that such repurchase, (i) would not result in a violation of any material agreement to which the Company is then party, (ii) complies with the applicable provisions of state law and (iii) would not result in a violation of the fiduciary duties of the Boards of Directors of the Company and Holdings.

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

Steven L. Ortega

Pursuant to Mr. Ortega’s employment agreement, if the Company terminates Mr. Ortega’s employment for any reason other than Cause or Mr. Ortega terminates his employment for Good Reason, Mr. Ortega will receive the following: (i) any unpaid base salary that has been earned at the time of such termination, (ii) a pro-rata portion of the cash allowance of the year less any amount previously disbursed in that year, (iii) any reimbursements to which he was entitled, (iv) compensation for accrued but unused vacation, (v) any other amounts or benefits due after the termination of employment under the terms of other agreements, (vi) 200% percent of (A) his base salary in effect at the time of the termination, plus (B) his target bonus for the year of termination to be paid in accordance with the Company’s normal payroll procedures, (vii) reimbursement for the premium payable by Mr. Ortega for health and medical-care insurance coverage under COBRA for a period of 18 months after termination, and (viii) independent, offsite, executive career transition and outplacement services. If Mr. Ortega’s employment is terminated due to death, his estate will receive an amount equal to his target bonus for the fiscal year.

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

Michael L. Hatch

Pursuant to Mr. Hatch’s employment agreement, if the Company terminates Mr. Hatch’s employment for any reason other than (i) under its retirement policy, (ii) upon Mr. Hatch’s death or disability, or (iii) for Just Cause, then the Company shall pay him a lump sum amount equal to his current annual salary and target bonus, less normal withholdings and will reimburse Mr. Hatch for a period of twelve (12) months after termination for his health and medical-care insurance coverage.

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

Potential Payments Upon Termination or Change in Control

The following table sets forth potential payments for each Named Executive Officer in the event of various termination circumstances. This presentation assumes termination has occurred on the last business day of fiscal 2008. Due to uncertainties inherent in this estimation process, it is possible actual payments may vary from these estimates.

Name	Termination by the Company other than for Death, Disability or Cause		Resignation by the NEO for Good Reason		Voluntary Resignation by the NEO	Retirement	Death		Disability		Termination by NEO after a Change in Control
Lawrence H. Hayward	$2,215,000	(1)	$2,215,000	(1)	—	—	$2,256,000	(2)	$2,315,000	(2)	$2,215,000	(3)
Steven L. Ortega	$1,093,381	(4)	$1,093,381	(4)	—	—	198,450	(5)	—		—
Michael L. Hatch	$523,537	(6)	—		—	—	—		—		—
Janet I. McDonald	—		—		—	—	—		—		—
Rick D. Carlson	—		—		—	—	—		—		—

(1)	Comprised of (i) 200% of (x) Mr. Hayward’s base salary in effect at the time of termination and (y) the greater of his target bonus for such year and the average of his bonuses for the prior five years, (ii) an amount equal to the corporate and individual premiums for, health and medical-care insurance coverage of Mr. Hayward and his spouse for the remainder of their respective lives and for Mr. Hayward’s dependents until they each reach the age of 21 years old.
(2)	Comprised of (i) 200% of the sum of: (x) Mr. Hayward’s base salary in effect at the time of termination plus (y) the greater of his target bonus for such year or the average of his bonuses paid with respect to the prior five years and (ii) the aggregate value (based upon the spread) of Mr. Hayward’s outstanding options that would vest as a result of his termination. In the case of disability, this amount also includes the corporate and individual premiums for, health and medical-care insurance coverage of Mr. Hayward and his spouse for the remainder of their respective lives and for Mr. Hayward’s dependents until they each reach the age of 21 years old.
(3)	Comprised of all amounts set forth in footnote (1) above. In addition, Mr. Hayward is entitled to a tax gross-up if excise taxes are imposed as a result of any payment made under the agreement.
(4)	Comprised of (i) 200% of Mr. Ortega’s base salary in effect at the time of termination, (ii) 200% of his target bonus for such year, (iii) an amount equal to the monthly premium payable by Mr. Ortega for health and medical insurance coverage for him and his dependents for eighteen months, and (iv) an estimate of the costs of providing Mr. Ortega with the career transition and outplacement services set forth in his employment agreement.
(5)	If Mr. Ortega’s employment terminates on account of death, he will receive his target bonus for the fiscal year in which he died.
(6)	Comprised of (i) Mr. Hatch’s annual salary at the time of termination, (ii) his target bonus for such year, and (iii) an amount equal to the monthly premium payable by Mr. Hatch for health and medical insurance coverage for him and his dependents for twelve months.

Directors’ Compensation

The following table lists each of our directors, who is not also an NEO. Generally, Directors do not receive any compensation for their service on the Company’s Board of Directors other than reimbursement for reasonable out-of-pocket expenses incurred in connection with attending meetings. However, during fiscal 2008, Mr. Edward Agnew received $4,000 for each quarterly meeting of the Company’s Board of Directors.

Non-employee directors also are eligible to receive grants of stock options pursuant to the discretion of the Board of Directors. During 2008, Mr. Edward Agnew was granted an option to purchase 15,000 shares of Leslie’s Holding’s Inc. common stock at a price equal to the fair market value at the time of the award of $2.30 per share. This option award vests 20% each year over a period of five years.

DIRECTOR COMPENSATION

For Fiscal Year Ended 2008

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)(1)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Edward C. Agnew	16,000	15,763	—	—	—	—	31,763
John M. Baumer	—	—	—	—	—	—	0
John G. Danhakl	—	—	—	—	—	—	0
Michael J. Fourticq	—	—	—	—	—	—	0

(1)	On May 20, 2008, Mr. Agnew was granted an option to purchase 15,000 shares of Leslie’s Holding’s Inc. common stock. All 15,000 shares were outstanding and unexerciseable as of September 27, 2008. The amount reflects the dollar amount recognized for financial reporting purposes for the respective period in accordance with SFAS 123R of awards issued pursuant to the 2005 Stock Option Plan and includes amounts from awards granted in fiscal 2008. Assumptions used in the calculation of these amounts for the fiscal years ended September 27, 2008 are included in footnote 15 to our consolidated financial statements.

Compensation Committee Interlocks and Insider Participation

The Board of Directors of the Company does not have a compensation committee. The independent members of the Company’s Board of Directors sets compensation in executive session. None of our Named Executive Officers participated in discussions of the Board of Directors related to executive compensation in fiscal 2008.

Compensation Committee Report

The Company’s Board of Directors does not have a compensation committee. The Board of Directors of the Company reviewed and discussed with management the Compensation Discussion and Analysis set forth above for the 2008 fiscal year. As a result of this review and discussion, the Board of Directors approved the Compensation Discussion and Analysis for inclusion in this annual report.

BOARD OF DIRECTORS:	Lawrence H. Hayward (Chairman)
Steven L. Ortega
Michael L. Hatch
Edward C. Agnew
John M. Baumer
John G. Danhakl
Michael J. Fourticq

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Holdings beneficially owned 100% of the Company’s common stock as of September 27, 2008. Accordingly, Holdings owned 100% of the economic and voting power in the Company. The following table sets forth information as of September 27, 2008 with respect to (i) all persons known by us to be the beneficial owner of more than 5% of Holdings’ common stock; (ii) all executive officers; (iii) all directors; and (iv) all directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Shares Outstanding
Leslie’s Coinvestment, LLC(2)	9,152,403	21.0
John M. Baumer(2)(3)	33,867,730	77.6
John G. Danhakl(2)(3)	33,867,730	77.6
GCP California Fund, L.P.(3)	24,715,327	56.6
Michael J. Fourticq	732,270	1.7
Edward C. Agnew	—	—
Lawrence H. Hayward	3,050,000	7.0
Steven L. Ortega	920,000	2.1
Michael L. Hatch	420,000	1.0
Janet I. McDonald	235,000	0.5
Rick D. Carlson	270,000	0.6
All executive officers and directors as a group (10 persons)	39,495,000	90.4

(1)	The address of Messrs. Fourticq, Hayward, Ortega, Hatch and Carlson and Ms. McDonald is 3925 E. Broadway Road, Suite 100, Phoenix, Arizona 85040. The address of Leslie’s Coinvestment, LLC, GCP and Messrs. Baumer and Danhakl is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025. The address of Mr. Agnew is 22294 N. 79th Place Scottsdale, AZ 85255.(2) Leslie’s Coinvestment, LLC is a Delaware limited liability company managed by LGP. Each of Messrs. Jonathan D. Sokoloff, Peter J. Nolan, John D. Danhakl, Jonathan A. Seiffer, John M. Baumer and Timothy J. Flynn, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control LGP. Accordingly, for certain purposes, Messrs. Sokoloff, Nolan, Danhakl, Seiffer, Baumer and Flynn may be deemed to be beneficial owners of the shares of the Company’s common stock held or controlled by LGP. However, such individuals disclaim beneficial ownership of the securities held by LGP, except to the extent of their respective pecuniary interests therein.
(3)	GCP is a Delaware limited partnership managed by an affiliate of LGP, which is an affiliate of the general partner of GCP. Each of Messrs. Sokoloff, Nolan, Danhakl, Seiffer, Baumer and Flynn either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control the affiliate of LGP and such general partner. The affiliate of LGP and such general partner may be deemed to control the voting and disposition of the shares of the Company’s common stock owned by GCP. Accordingly, for certain purposes, Messrs. Sokoloff, Nolan, Danhakl, Seiffer, Baumer and Flynn may be deemed to be beneficial owners of the shares of the Company’s common stock held by GCP. However, such individuals disclaim beneficial ownership of the securities held by GCP, except to the extent of their respective pecuniary interests therein.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Ernst & Young LLP, an independent registered public accounting firm, has audited the financial statements of our company for the fiscal years 2007 and 2008. The Board of Directors of the Company approve all engagements and fees prior to any services being rendered by our principle accountants.

Aggregate fees billed to our company for the fiscal years ended September 27, 2008 and September 29, 2007 by Ernst & Young LLP, are as follows:

	Fiscal 2008	Fiscal 2007
Audit Fees(1)	$398,300	$361,100
Audit-Related Fees(2)	37,200	67,500

Total	$435,500	$428,600

(1)	Includes fees and expenses related to the fiscal year audit and interim reviews, notwithstanding when the fees and expenses were billed or when the services were rendered.
(2)	Includes fees and expenses for various services rendered from October through September of the fiscal year, notwithstanding when the fees and expenses were billed.

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

Form S-1/A filed on July 21, 1997)

10.12*	First Amendment dated as of June 3, 1999 to the Lease Agreement dated December 30, 1997 by and between Liberty Property Limited Partnership and the Company (previously filed as Exhibit 10.10 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.13*	Lease dated as of April 30, 1998 by and between Paul Hemmer Development Co., III and the Company (previously filed as Exhibit 10.11 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.14*

First Addendum dated as of July 21, 1999 to the Lease dated April 30, 1998 by and between

Paul Hemmer Development Co., III and the Company (previously filed as Exhibit 10.12 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.15*	Lease Agreement dated as of March 30, 2004 between ProLogis and the Company (previously filed as Exhibit 10.13 to the Registration Statement on Form S-4 filed on April 22, 2005)

Exhibit Number	Description
10.16*	Lease dated as of October 31, 2000 between Broadway Business Center LLC and the Company (previously filed as Exhibit 10.14 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.17*	First Amendment dated as of November 30, 2000 to the Lease dated as of October 31, 2000 between Broadway Business Center LLC and the Company (previously filed as Exhibit 10.15 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.18*	Second Amendment dated as of June 26, 2001 to the Lease dated as of October 31, 2000 between Broadway Business Center LLC and the Company (previously filed as Exhibit 10.16 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.19*	Third Amendment dated as of May 31, 2002 to the Lease dated as of October 31, 2000 between Broadway Business Center LLC and the Company (previously filed as Exhibit 10.17 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.20*	Fourth Amendment dated as of April 9, 2004 to the Lease dated as of October 31, 2000 between Broadway Business Center LLC and the Company (previously filed as Exhibit 10.18 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.21*	Form of Director’s and Officer’s Indemnification Agreement dated as of January 1, 2000 between the Company and certain members of management (previously filed as Exhibit 10.19 to the Registration Statement on Form S-4 filed on April 22, 2005)

10.22*	2005 Stock Option Plan (previously filed as Exhibit 10.23 to the Annual Report on Form 10-K filed on December 20, 2005)

10.23*	Amended and Restated Employment Agreement dated February 8, 2008 between the Company and Lawrence H. Hayward (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on February 12, 2008)

10.24*

Amended and Restated Executive Employment Agreement dated as of June 15, 2007 between the Company and Steven L. Ortega (previously filed as Exhibit 10.24 to the Annual Report on

Form 10-K filed on December 17, 2007)

10.25*	Employment Agreement dated as of June 15, 2007 between the Company and Michael L. Hatch (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 19, 2007)

10.26*	Amended and Restated Loan and Security Agreement dated as of January 25, 2005 between the Company, LPM Manufacturing, Inc., Wells Fargo Retail Finance LLC and the other lenders parties thereto (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on January 28, 2005)

10.27*	Registration Rights Agreement, dated as of January 25, 2005, between the Company and certain holders of the Company’s 7.75% Senior Notes due 2013 (previously filed as Exhibit 10.01 to the Current Report on Form 8-K filed on January 28, 2005)

10.28*	First Amendment dated as of July 26, 2007 to the Lease dated November 26, 2006 by and between Bedford Property Investors, Inc. and the Company (previously filed as Exhibit 10.24 to the Annual Report on Form 10-K filed on December 17, 2007)

10.29*	Amendment No. 2 dated as of June 15, 2006 to the Stockholders Agreement dated as of January 25, 2005 among the Company, GCP California Fund, L.P., Leslie’s Coinvestment, LLC and the stockholders identified on the signature pages thereto (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on February 9, 2007)

10.30*

Amendment No. 3 dated as of February 7, 2007 to the Stockholders Agreement dated as of

January 25, 2005 among the Company, GCP California Fund, L.P., Leslie’s Coinvestment, LLC and the stockholders identified on the signature pages thereto (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on February 9, 2007)

Exhibit Number	Description
10.31

Third Amendment dated as of January 15, 2008 to the Lease Agreement dated December 30, 1997 by and between Liberty Property Limited Partnership and the Company (previously filed as

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

COPIES OF THIS FORM 10-K MAY BE OBTAINED WITHOUT CHARGE UPON WRITTEN

REQUEST TO THE COMPANY AT THE FOLLOWING ADDRESS:

LESLIE’S POOLMART, INC.

3925 E. BROADWAY RD., SUITE #100

PHOENIX, ARIZONA 85040

ATTN: CORPORATE SECRETARY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on December 22, 2008.

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

Signature	Capacity	Date

/S/ LAWRENCE H. HAYWARD Lawrence H. Hayward	Chairman of the Board of Directors and Chief Executive Officer	December 22, 2008

/S/ EDWARD C. AGNEW Edward C. Agnew	Director	December 22, 2008

/S/ JOHN M. BAUMER John M. Baumer	Director	December 22, 2008

/S/ JOHN G. DANHAKL John G. Danhakl	Director	December 22, 2008

/S/ MICHAEL J. FOURTICQ Michael J. Fourticq	Director	December 22, 2008

Signature	Capacity	Date

/S/ MICHAEL L. HATCH Michael L. Hatch	President, Chief Operating Officer and Director	December 22, 2008

/S/ STEVEN L. ORTEGA Steven L. Ortega	Chief Financial Officer, Director and Principal Accounting Officer	December 22, 2008