Form 10-Q
period 2008-12-27
LESLIES POOLMART INC
filed 2009-02-09
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 27, 2008

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

Yes ☐ No ☒

The number of shares of common stock outstanding as of February 9, 2009 was 100.

LESLIE’S POOLMART, INC.

AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

FORM 10-Q

For the Quarterly Period Ended December 27, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Consolidated Balance Sheets

(Amounts in thousands, except share information)

	December 27, 2008	September 27, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,343	$45,648
Short term investments	10,000	19,899
Accounts and other receivables, net	7,018	11,796
Inventories, net	93,625	86,584
Prepaid expenses and other current assets	2,819	2,773
Deferred tax assets	10,493	4,554

Total current assets	130,298	171,254
Property, plant and equipment, net	39,873	42,074
Intangible assets	8,099	8,117
Deferred financing costs, net	4,269	4,613
Deferred tax assets	6,513	6,593
Other assets	348	342

Total assets	$189,400	$232,993

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$22,599	$42,117
Accrued expenses	31,397	36,981
Income taxes payable	—	7,697

Total current liabilities	53,996	86,795
Other long term liabilities	5,876	7,556
Senior notes, net	163,123	167,000

Total liabilities	222,995	261,351

Commitments and contingencies
Stockholder’s deficit:
Common stock, $0.001 par value, authorized 100 shares, issued and outstanding 100 shares at December 27, 2008 and at September 27, 2008	—	—
Capital deficit	(91,873)	(91,907)
Retained earnings	58,278	63,549

Total stockholder’s deficit	(33,595)	(28,358)

Total liabilities and stockholder’s deficit	$189,400	$232,993

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Operations (unaudited)

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

(Amounts in thousands)

	13 Weeks Ended
	December 27, 2008	December 29, 2007
	(unaudited)	(unaudited)
Sales	$60,263	$58,306
Cost of merchandise sold and services sold, including warehousing and transportation expenses	29,642	29,839

Gross profit	30,621	28,467
Selling, general and administrative expenses	38,380	36,422
Loss on disposition of fixed assets	51	10

Operating loss	(7,810)	(7,965)
Other expenses (income):
Interest expense	3,454	3,633
Interest income	(215)	(702)
Gain on debt extinguishment	(359)	—

Total other expense, net	2,880	2,931

Loss before income taxes	(10,690)	(10,896)
Income tax benefit	(5,419)	(4,024)

Net loss	$(5,271)	$(6,872)

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Cash Flows (unaudited)

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

(Amounts in thousands)

	13 Weeks Ended
	December 27, 2008	December 29, 2007
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(5,271)	$(6,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,269	3,258
Stock compensation	34	13
Amortization of loan fees and discounts	397	274
Allowance for doubtful accounts	50	25
Loss on disposition of assets	51	10
Gain on debt extinguishment	(359)	—
Deferred income taxes	(5,859)	(1,285)
Changes in operating assets and liabilities:
Accounts and other receivables	4,728	2,729
Inventories	(7,041)	(8,696)
Prepaid expenses and other current assets	(46)	(333)
Other assets	(6)	16
Accounts payable and accrued expenses	(26,782)	(4,747)
Income taxes payable	(7,697)	(9,283)

Net cash used in operating activities	(44,532)	(24,891)

Investing activities:
Sale of short term investments	9,899	—
Purchase of property, equipment and intangibles	(1,101)	(777)

Net cash provided by/(used in) investing activities	8,798	(777)

Financing activities:
Repurchase of long-term debt	(3,571)	—

Net cash used in financing activities	(3,571)	—

Net decrease in cash and cash equivalents	(39,305)	(25,668)
Cash and cash equivalents at beginning of period	45,648	59,781

Cash and cash equivalents at end of period	$6,343	$34,113

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Notes to Consolidated Financial Statements (unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week period ended December 27, 2008 are not necessarily indicative of the results that may be expected for the 53-week year ending October 3, 2009.

The balance sheet at September 27, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the Consolidated Financial Statements and Notes thereto included in Leslie’s Poolmart, Inc.’s Annual Report on Form 10-K for the year ended September 27, 2008.

(2) Organization and Operation

Leslie’s Poolmart, Inc., which is sometimes referred to as the “Company” or “Leslie’s” in this report, is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie’s Swimming Pool Supplies through 601 stores in 35 states, a nationwide mail order catalog, and web store. The Company also operates five distribution facilities and repackages certain bulk chemical products for retail sale. The Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the third and fourth fiscal quarters.

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

(3) Stock-based Compensation

As the Company is a nonpublic company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” (“SFAS 123R”), we were required to adopt SFAS No. 123R using the prospective method which requires the Company to apply the provisions of SFAS 123R prospectively to new awards and to awards modified, repurchased or cancelled after September 30, 2006. Awards granted after September 30, 2006 are valued at fair value in accordance with the provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. Compensation cost for the unvested portion of awards outstanding is recognized as the requisite service is rendered.

All outstanding options were exercised in February of 2007 after the 2007 Reorganization, which gave rise to a tax benefit of approximately $2.1 million attributed to the Company. Given that the tax benefit meets the realization criteria of SFAS 123R, the benefit has been recorded as a credit to equity since the entire benefit exceeded the recorded expense of zero.

In November of 2008, the board of directors of Holdings approved grants of options to a number of key individuals of the Company. These options to purchase approximately 375,000 shares of Holdings common stock vest over a five year period at a rate of 20% annually on each anniversary of the date of grant. At December 27, 2008, 809,000 options were outstanding and 73,800 of the options were vested or exercisable. No options were exercised and 4,000 options were cancelled during the 13-week period ended December 27, 2008.

Share-based compensation expense recognized in accordance with SFAS 123R during the 13-week period ended December 27, 2008 was approximately $0.05 million. As of December 27, 2008, total unrecognized compensation cost related to stock-based options and awards was $0.8 million and the related weighted-average period over which it is expected to be recognized is approximately 4.3 years. The weighted average fair value of stock option awards granted was $1.14 and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows: a risk free interest rate of 3.07%; an expected life of the options of 5 years; an expected stock price volatility of 46.7% and an expected dividend yield of 0%. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company. The Company calculated expected volatility based on historical volatility.

(4) Taxation of the Company and Holdings

The Company and its subsidiaries will be included in the consolidated Federal income tax return and certain state income tax returns of Holdings. The Company’s financial statements recognize the current and deferred income tax consequences that result from the Company’s activities during the current and preceding periods pursuant to the provisions of SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”), as if the Company were a separate taxpayer rather than a member of Holding’s consolidated income tax return group. This policy requires us to pay our tax liabilities to Holdings in cash, based upon separate return taxable income.

(5) Income Taxes

Income tax benefit was $5.4 million and $4.0 million for the three month periods ended December 27, 2008 and December 29, 2007, respectively. The Company’s consolidated effective tax rate for the three month period ended December 27, 2008 was 50.7% due to the $1.2 million benefit recorded as a result of a reduction in estimated taxes payable based upon information received during this quarter which indicated the amount would not be payable.

The gross amount of unrecognized tax benefits at December 27, 2008 was $0.2 million. The gross amount of unrecognized tax benefits as a result of tax positions taken during prior years decreased by $1.2 million during the three months ended December 27, 2008. The total amount of the unrecognized tax benefits that, if recognized, would affect the effective rate is $0.01 million as of December 27, 2008. The Company had approximately $30,000 and $210,000 for payment of accrued interest and penalties at December 27, 2008 and September 27, 2008, respectively.

As of September 27, 2008, all of the federal income tax returns filed since 2006 are still subject to adjustment upon audit. The Company also files income tax returns in many states, and these returns remain open for adjustments to its federal income tax returns. In addition, certain state income tax returns filed within the past four years are still open for state specific adjustments.

(6) Inventories

Inventories consist of the following:

(Dollar amounts in thousands)	December 27, 2008	September 27, 2008
Raw materials and supplies	$9,882	$4,579
Finished goods	83,743	82,005

Total inventories	$93,625	$86,584

(7) Debt Retirement

During the 13 week quarter ended December 27, 2008, the Company purchased and retired $3.9 million of its 7  3/4 % Senior Notes due 2013 and recognized a gain on extinguishment of debt of $ 0.4 million.

(8) Recently Issued Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141R”). SFAS 141R relates to business combinations and requires the acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company must adopt this standard for its 2010 fiscal year.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is generally effective for years beginning after December 15, 2007. SFAS 157 was effective for the Company on September 28, 2008; however, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 157-2 (“FSP 157-2”), which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. The adoption of SFAS 157 effective September 28, 2008 with respect to the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company intends to adopt the provisions of SFAS 157 with respect to its non-financial assets and non-financial liabilities effective October 4, 2009 pursuant to the requirements of FSP 157-2, and is in the process of determining the related impact on the Company’s consolidated financial statements. Therefore, we have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also establishes a fair value hierarchy that ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1: Fair values determined by quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2: Fair values utilize inputs other than quoted prices that are observable for the asset or liability, and may include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability.

Level 3: Unobservable inputs that are not corroborated by market data and may reflect the reporting entity’s own assumptions market participants would use in pricing the asset or liability.

Assets measured at fair value on a recurring basis at December 27, 2008 include short-term investments of $10.0 million. The fair value of short-term investments was determined using quoted prices in active markets for identical assets (Level 1). There are no other assets or liabilities carried at fair value and Level 2 and Level 3 categories were not used.

In February 2007, FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. If elected, SFAS 159 is effective beginning September 28, 2008. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. The Company elected not to measure any additional financial instruments or other items at fair value as of September 28, 2008 in accordance with SFAS 159.

(9) Subsequent Events

On January 29, 2009, the Company’s board of directors declared a cash dividend of $3.9 million on the Company’s common stock, par value $0.001 per share, to Leslie’s Holdings, Inc., as its sole common stockholder of record on that date, in an aggregate amount. The cash dividend was paid on February 2, 2009.

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

This discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with its unaudited consolidated financial statements and disclosures included elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of the Company’s Annual Report on Form 10-K for the year ended September 27, 2008.

General

Leslie’s Poolmart, Inc. (the “Company” or “Leslie’s”) is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company markets its products through 601 Company-owned stores in 35 states; a nationwide mail order catalog; and the Internet. Leslie’s is vertically integrated, operating a chemical repackaging facility in Ontario, California and a specialty chemical repackaging facility in Hebron, Kentucky. The Company supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Swedesboro, New Jersey; Hebron, Kentucky; and Orlando, Florida.

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

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Results of Operations

Net Sales. Net sales for the 13 weeks ended December 27, 2008 were $60.3 million compared to $58.3 million for the 13 weeks ended December 29, 2007. The 3.4% increase was due to improved comparable store sales coupled with an increase in store count, with 601 stores in the first quarter of fiscal 2009 versus 573 stores in fiscal 2008. During the quarter, the Company opened no new stores and closed three stores.

Comparable store sales for the 13 weeks ended December 27, 2008 increased 1.1% as compared to the 13 weeks ended December 29, 2007. The comparable store sales increase was primarily due to favorable weather conditions during the quarter in California and the northeast regions of the United States. The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed.

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

Gross Profit. Gross profit for the 13 weeks ended December 27, 2008 was $30.6 million compared to $28.5 million for the 13 weeks ended December 29, 2007. As a percentage of sales, gross profit was 50.8% for the first quarter of fiscal 2009 compared to 48.8% for the first quarter of fiscal 2008. The increase in gross margin is primarily attributable to the increase in sales, lower distribution expenses, and a shift in sales mix to products in higher margin categories.

Selling, general and administrative expenses. Selling, general and administrative expense for the 13 weeks ended December 27, 2008, was $38.4 million compared to $36.4 million for the 13 weeks ended December 29, 2007. Operating expense dollars increased during the first quarter of 2009 due primarily to increases in occupancy and other related costs associated with the increased store count as compared to the first quarter of 2008.

Operating loss. Operating loss for the 13 weeks ended December 27, 2008 improved by $0.2 million, from $8.0 million during the 13 weeks ended December 29, 2007 to $7.8 million for the 13 weeks ended December 27, 2008. Operating results improved primarily due to the increases in sales and related gross profit achieved during the quarter, offset by increased occupancy costs.

Other Income and Expense. Net interest expense was $3.2 million for the 13 weeks ended December 27, 2008 compared to $2.9 million for the 13 weeks ended December 29, 2007. The increase in net interest expense was due to the reduction in interest income earned on short-term investments and cash. Additionally, other income and expense includes a $0.4 million gain on debt extinguishment related to the purchase and retirement of $3.9 million of the Company’s 7  3/4 % Senior Notes due 2013

Income Taxes. The Company’s income tax benefit for the 13 weeks ended December 27, 2008 was $5.4 million, or an effective rate of 50.7%, as compared to a $4.0 million benefit, or an effective rate of 36.9% for the 13 weeks ended December 29, 2007. The increase in effective rate is attributed to the $1.2 million benefit for a reduction in estimated taxes payable based upon information received during this quarter which indicated the amount would not be payable.

Adjusted EBITDA. The Adjusted EBITDA loss for the 13 weeks ended December 27, 2008 was $4.5 million compared to an Adjusted EBITDA loss of $4.7 million for the 13 weeks ended December 29, 2007. The improvement in Adjusted EBITDA was primarily due to the increases in sales and related gross profit achieved during the quarter.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Results of Operations (continued)

Adjusted EBITDA is determined as follows (1):

	13 Weeks Ended
Amounts in thousands	December 27, 2008	December 29, 2007
Net loss as reported	$(5,271)	$(6,872)
Depreciation and amortization	3,269	3,258
Interest expense, net	3,239	2,931
Loss on disposition of assets	51	10
Unusual item	(325)	13
Income tax benefit	(5,419)	(4,024)

Adjusted EBITDA	$(4,456)	$(4,684)

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

Financial Condition, Liquidity and Capital Resources

Changes in Financial Condition.

During the 13 weeks between September 27, 2008 and December 27, 2008, total current assets decreased by $41.0 million, primarily due to lower cash positions related to working capital changes. Inventories increased by $7.0 million during the period as the Company accelerated its purchases of certain products for the upcoming peak-selling season and to take advantage of available discounting.

During the same period, current liabilities decreased by $32.8 million due largely to the decrease during the period in accounts payable of $19.5 million which was primarily due to payments for products that were purchased in anticipation of market increases, as well as a reduction in income taxes payable of $7.7 million. Income taxes payable decreased due to the payment of income taxes during the quarter.

Liquidity and Capital Resources.

Net cash used in operating activities was $44.2 million for the 13 weeks ended December 27, 2008 compared to net cash used in operating activities of $24.9 million for the same 13 week period in the prior year, primarily due to increased purchases of certain products for the upcoming peak-selling season.

Capital expenditures for the 13 weeks ended December 27, 2008 were $1.1 million. The Company expects to incur capital expenditures between $13.0 and $14.0 million in fiscal 2009, primarily for the purpose of opening new stores. It is anticipated that the balance of 2009 capital expenditures will be funded out of cash provided by operations with some possible temporary borrowings from its credit facility.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Financial Condition, Liquidity and Capital Resources (continued)

Cash used in financing activities for the 13 weeks ended December 27, 2008 was $3.9 million compared to no net cash used in financing activities in the prior year, as the Company purchased and retired $3.9 million of its 7  3/4 % Senior Notes due 2013.

The Company believes its internally generated funds, as well as its borrowing capacity, are adequate to meet its working capital needs, maturing obligations and capital expenditure requirements, including those relating to the opening of new stores.

The Company was in compliance with all debt covenants as of December 27, 2008.

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

The Company’s Amended Loan and Security Agreement carries interest rate risk as described in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008. Amounts borrowed under this Agreement bear interest at either LIBOR plus 1.75%, or at the Company’s choice, the lender’s reference rate. Should the lenders’ base rate change, the Company’s interest expense will increase or decrease accordingly. As of December 27, 2008, the Company had no borrowings outstanding under this facility.

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

In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 27, 2008 or in other factors that has materially affected, or is likely to materially affect the Company’s internal control over financial reporting. The Company has not identified any significant deficiencies or material weaknesses in the Company’s internal control over financial reporting, and therefore there were no corrective actions taken.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is routinely involved in legal proceedings involving claims related to the ordinary course of its business. The Company is currently not party to any legal proceedings that it considers to be material.

Item 1A.	Risk Factors

Certain factors exist which may affect Leslie’s business and could cause actual results to differ materially from those expressed in any forward-looking statements. The Company has not experienced any material changes from those risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

None.

Item 5.	Other Information

None.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

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

LESLIE’S POOLMART, INC.

By:	/s/ Lawrence H. Hayward
Lawrence H. Hayward Chief Executive Officer Date: February 9, 2009

By:	/s/Steven L. Ortega
Steven L. Ortega Chief Financial Officer Date: February 9, 2009