Form 10-Q
period 2009-03-28
LESLIES POOLMART INC
filed 2009-05-11
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller business reporting company. See definition of “accelerated filer”, “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

The number of shares of common stock outstanding as of May 11, 2009 was 100.

LESLIE’S POOLMART, INC.

AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

FORM 10-Q

For the Quarterly Period Ended March 28, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Consolidated Balance Sheets

(Amounts in thousands, except share information)

	March 28, 2009	September 27, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,938	$45,648
Short term investments	—	19,899
Accounts and other receivables, net	11,811	11,796
Inventories, net	104,432	86,584
Prepaid expenses and other current assets	3,581	2,773
Deferred tax assets	14,164	4,554

Total current assets	138,926	171,254
Property, plant and equipment, net	41,578	42,074
Intangible assets	8,104	8,117
Deferred financing costs, net	4,023	4,613
Deferred tax assets	6,513	6,593
Other assets	356	342

Total assets	$199,500	$232,993

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$44,396	$42,117
Accrued expenses	30,056	36,981
Income taxes payable	—	7,697

Total current liabilities	74,452	86,795
Other long term liabilities	5,666	7,556
Senior notes, net	163,160	167,000

Total liabilities	243,278	261,351

Commitments and contingencies
Stockholder’s deficit:
Common stock, $0.001 par value, authorized 100 shares, issued and outstanding 100 shares at March 28, 2009 and at September 27, 2008	—	—
Capital deficit	(91,827)	(91,907)
Retained earnings	48,049	63,549

Total stockholder’s deficit	(43,778)	(28,358)

Total liabilities and stockholder’s deficit	$199,500	$232,993

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Operations (unaudited)

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

(Amounts in thousands)

	13 Weeks Ended		26 Weeks Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Sales	$57,008	$56,656	$117,271	$114,962
Cost of merchandise sold and services sold, including warehousing and transportation expenses	24,665	25,478	54,307	55,317

Gross profit	32,343	31,178	62,964	59,645
Selling, general and administrative expenses	39,079	38,357	77,459	74,779
Loss on disposition of fixed assets	139	—	190	10

Operating loss	(6,875)	(7,179)	(14,685)	(15,144)
Other expenses (income):
Interest expense	3,546	3,638	7,000	7,271
Interest income	(7)	(81)	(222)	(783)
Gain on debt extinguishment	—	(94)	(359)	(94)

Total other expense	3,539	3,463	6,419	6,394

Loss before income taxes	(10,414)	(10,642)	(21,104)	(21,538)
Income tax benefit	(4,085)	(4,269)	(9,504)	(8,293)

Net loss	$(6,329)	$(6,373)	$(11,600)	$(13,245)

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Cash Flows (unaudited)

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

(Amounts in thousands)

	26 Weeks Ended
	March 28, 2009	March 29, 2008
Operating activities:
Net loss	$(11,600)	$(13,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,359	6,755
Stock compensation	80	33
Amortization of loan fees and discounts	680	618
Provision for doubtful accounts	64	29
Loss on disposition of assets	190	10
Gain on extinguishment of debt	(359)	(94)
Deferred income taxes	(9,530)	(6,912)
Changes in operating assets and liabilities:
Accounts and other receivables	(79)	(2,103)
Inventories	(17,848)	(30,149)
Prepaid expenses and other current assets	(808)	(1,288)
Other assets	(14)	4
Accounts payable and accrued expenses	(6,536)	24,462
Income taxes payable	(7,697)	(9,283)

Net cash used in operating activities	(47,098)	(31,163)

Investing activities:
Sale of short term investments	19,899	—
Purchase of property, equipment and intangibles	(6,048)	(5,817)
Proceeds from disposition of property	8	—

Net cash provided by/(used in) investing activities	13,859	(5,817)

Financing activities:
Revolving commitment borrowing	4,988	—
Revolving commitment payments	(4,988)	—
Payment of dividend	(3,900)	(7,500)
Repurchase of long-term debt	(3,571)	(1,938)

Net cash used in financing activities	(7,471)	(9,438)

Net decrease in cash and cash equivalents	(40,710)	(46,418)
Cash and cash equivalents at beginning of period	45,648	59,781

Cash and cash equivalents at end of period	$4,938	$13,363

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Notes to Consolidated Financial Statements (unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 26-week period ended March 28, 2009 are not necessarily indicative of the results that may be expected for the 53-week year ending October 3, 2009.

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

(2) Organization and Operation

Leslie’s Poolmart, Inc., which is sometimes referred to as the “Company” or “Leslie’s” in this report, is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie’s Swimming Pool Supplies through 617 stores in 35 states, a nationwide mail order catalog, and web store. The Company also operates five distribution facilities and repackages certain bulk chemical products for retail sale. The Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the third and fourth fiscal quarters.

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

(3) Stock-based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” (“SFAS 123R”). Awards granted are valued at fair value in accordance with the provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. Compensation cost for the unvested portion of awards outstanding is recognized as the requisite service is rendered.

In March of 2009, the board of directors of Holdings approved grants of options to purchase 15,000 shares of Holdings common stock. These options vest over a five year period at a rate of 20% annually on each anniversary of the date of grant. At March 28, 2009, 819,000 options were outstanding and 73,300 of the options were vested or exercisable. No options were exercised and 9,000 options were cancelled during the 26-week period ended March 28, 2009.

Share-based compensation expense recognized in accordance with SFAS 123R during the 13-week and 26-week periods ended March 28, 2009 was approximately $0.05 million and $0.1 million. As of March 28, 2009, total unrecognized compensation cost related to stock-based options and awards was $0.8 million and the related weighted-average period over which it is expected to be recognized is approximately 4.0 years. The weighted average fair value of stock option awards granted was $1.13 and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows: a risk free interest rate of 3.01%; an expected life of the options of 5 years; an expected stock price volatility of 46.2% and an expected dividend yield of 0%. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company. The Company calculated expected volatility based on historical volatility.

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

(5) Income Taxes

Income tax benefit was $9.5 million and $8.3 million for the 26-week periods ended March 28, 2009 and March 29, 2008, respectively. The Company’s consolidated effective tax rate for the 26-week period ended March 28, 2009 was 45.0% due to the $1.2 million benefit recorded as a result of a reduction in estimated taxes payable based upon information received during this year which indicated the amount would not be payable.

The gross amount of unrecognized tax benefits at March 28, 2009 was $0.2 million. The gross amount of unrecognized tax benefits as a result of tax positions taken during prior years decreased by $1.2 million during the 26-weeks ended March 28, 2009. The total amount of the unrecognized tax benefits that, if recognized, would affect the effective rate is $14,000 as of March 28, 2009. The Company had approximately $30,000 and $210,000 for payment of accrued interest and penalties at March 28, 2009 and September 27, 2008, respectively.

As of September 27, 2008, all of the federal income tax returns filed since 2006 are still subject to adjustment upon audit. The Company also files income tax returns in many states, and these returns remain open for adjustments to its federal income tax returns. In addition, certain state income tax returns filed within the past four years are still open for state specific adjustments.

(6) Inventories

Inventories consist of the following:

(Dollar amounts in thousands)	March 28, 2009	September 27, 2008
Raw materials and supplies	$10,658	$4,579
Finished goods	93,774	82,005

Total inventories	$104,432	$86,584

(7) Debt Retirement

During the 13-week period ended December 27, 2008, the Company purchased and retired $3.9 million of its 7 3/4 % Senior Notes due 2013 and recognized a gain on extinguishment of debt of $ 0.4 million.

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

As of March 28, 2009, there are no assets or liabilities, subject to SFAS 157, which are carried at fair value.

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

General

Leslie’s Poolmart, Inc. (the “Company” or “Leslie’s”) is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company markets its products through 617 Company-owned stores in 35 states; a nationwide mail order catalog; and the Internet. Leslie’s is vertically integrated, operating a chemical repackaging facility in Ontario, California and a specialty chemical repackaging facility in Hebron, Kentucky. The Company supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Swedesboro, New Jersey; Hebron, Kentucky; and Orlando, Florida.

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

Results of Operations

Net Sales. Net sales for the 13 weeks ended March 28, 2009 were $57.0 million compared to $56.7 million for the 13 weeks ended March 29, 2008. The 0.6 % increase was primarily due to sales generated from new store openings. During the quarter, the Company opened 17 new stores and closed one store. Net sales for the 26 weeks ended March 28, 2009 were $117.3 million compared to $115.0 million for the 26 weeks ended March 29, 2008. The 2.0% increase was primarily due to the additional new stores which were operated during the 26-week period ended March 28, 2009.

Comparable store sales for the 13 weeks ended March 28, 2009 decreased 0.6% as compared to the 13 weeks ended March 29, 2008. The comparable store sales decrease was primarily due to unfavorable weather conditions in most of the Company’s markets and delays in the opening of swimming pools.

Comparable store sales for the 26 weeks ended March 28, 2009 increased 0.3% as compared to the 26 weeks ended March 29, 2008. The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a recognized measure of financial performance under accounting principles generally accepted in the United States (“GAAP”). Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

Gross Profit. Gross profit for the 13 weeks ended March 28, 2009 was $32.3 million compared to $31.2 million for the 13 weeks ended March 29, 2008. As a percentage of sales, gross profit was 56.7% for the second quarter of fiscal 2009 compared to 55.0% for the second quarter of fiscal 2008. For the 26 weeks ended March 28, 2009, gross profit was $63.0 million compared to $59.6 million for the 26 weeks ended March 29, 2008. As a percentage of sales, gross profit for the 26 weeks ended March 28, 2009 was 53.7% compared to 51.9% for the 26 weeks ended March 29, 2008. Gross profit dollars improved primarily due to the recognition of vendor promotional rebates during the quarter and improved efficiencies in manufacturing.

Operating and Administrative Expense. Operating and administrative expense for the 13 weeks ended March 28, 2009, was $39.1 million compared to $38.4 million for the 13 weeks ended March 29, 2008. Operating expense dollars increased during the second quarter of 2009 due primarily to increases in occupancy and other related costs associated with the increased store count, as compared to the second quarter of 2008. For the 26 weeks ended March 28, 2009, operating expenses were $77.5 million, as compared to $74.8 million in the prior year with the increases primarily related to expenses related to the increased store count.

Operating loss. Operating loss for the 13 weeks ended March 28, 2009 decreased from $7.2 million during the 13 weeks ended March 29, 2008 to $6.9 million for the 13 weeks ended March 28, 2009. The operating loss for the 26 weeks ended March 29, 2008 improved by $0.4 million, from a loss of $15.1 million during the 26 weeks ended March 29, 2008 to an operating loss of $14.7 million for the 26 weeks ended March 28, 2009.

Other Income and Expense. Net interest expense was $3.5 million for the 13 weeks ended March 28, 2009 compared to $3.6 million for the 13 weeks ended March 29, 2008. The decrease in interest expense was due to the decrease in average debt balances. For the 26 weeks ended March 29, 2008, the net interest expense was $6.8 million versus $6.5 million in the prior year, primarily due to lower interest income earned during the first fiscal quarter of 2009.

Income Taxes. The Company’s income tax benefit for the 13 weeks ended March 28, 2009 was $4.1 million, or an effective rate of 39.2%, as compared to a $4.3 million benefit, or an effective rate of 40.1% for the 13 weeks ended March 29, 2008. For the 26 weeks ended March 28, 2009, the income tax benefit was $9.5 million, or an effective rate of 45.0% versus $8.3 million, or an effective rate of 38.5% in the prior year. The increase in the effective rate is attributed to the $1.2 million benefit for a reduction in estimated taxes payable based upon information received during the year which indicated that the amount would not be payable.

Adjusted EBITDA. The Adjusted EBITDA loss for the 13 weeks ended March 28, 2009 was $3.6 million compared to an Adjusted EBITDA loss of $3.7 million for the 13 weeks ended March 29, 2008. For the 26 weeks ended March 28, 2009, Adjusted EBITDA loss was $8.1 million compared to an Adjusted EBITDA loss of $8.3 million for the 26 weeks ended March 29, 2008, or an improvement of $0.2 million. The improvement in Adjusted EBITDA was primarily due to the expanded gross profit achieved during the period, which more than offset higher occupancy and other expenses related to the additional store count.

Adjusted EBITDA is determined as follows (1):

	13 Weeks Ended		26 Weeks Ended
Amounts in thousands	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net loss as reported	$(6,329)	$(6,373)	$(11,600)	$(13,245)
Depreciation and amortization	3,090	3,497	6,359	6,755
Interest expense, net	3,539	3,557	6,778	6,488
Loss on disposition of assets	139	—	190	10
Income tax benefit	(4,085)	(4,269)	(9,504)	(8,293)
Unusual item	47	(74)	(278)	(61)

Adjusted EBITDA	$(3,599)	$(3,662)	$(8,055)	$(8,346)

(1)	Adjusted EBITDA is defined as earnings before interest (including amortization of debt costs), taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, and unusual charges. Adjusted EBITDA is not a recognized measure of financial performance under GAAP, but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data all of which are prepared in accordance with GAAP. The Company has presented Adjusted EBITDA solely as supplemental disclosure because the Company believes it allows for a more complete analysis of results of operations and may present a better measure of liquidity for those charges that are not anticipated to be incurred in the future. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

Financial Condition, Liquidity and Capital Resources

Changes in Financial Condition.

During the 26 weeks between September 27, 2008 and March 28, 2009, total current assets decreased by $32.3 million, primarily due to lower cash positions related to working capital changes. Inventories increased by $17.8 million during the period, reflecting the effects of inventory purchased during the first fiscal quarter of 2009 as the Company accelerated its purchases of certain products for the upcoming peak-selling season and to take advantage of available discounting.

During the same period, current liabilities decreased by $12.3 million due to the decrease in income taxes payable of $7.7 million as a result of income tax payments made during the period and a reduction in accrued expenses of $6.9 million which was primarily due to payments of payroll liabilities.

Liquidity and Capital Resources.

Net cash used in operating activities was $47.1 million for the 26 weeks ended March 28, 2009 compared to net cash used in operating activities of $31.2 million for the same 26 week period in the prior year, primarily due to increased purchases of certain products for the upcoming peak-selling season.

Capital expenditures for the 26 weeks ended March 28, 2009 were $6.0 million. The Company expects to incur capital expenditures between $13.0 and $14.0 million in fiscal 2009, primarily for the purpose of opening new stores. It is anticipated that the balance of 2009 capital expenditures will be funded out of cash provided by operations.

Cash used in financing activities for the 26 weeks ended March 28, 2009 was $7.5 million compared to $ 9.4 million cash used in financing activities in the prior year.

The Company believes its internally generated funds, as well as its borrowing capacity, are adequate to meet its working capital needs, maturing obligations and capital expenditure requirements, including those relating to the opening of new stores, for the next twelve months.

The Company was in compliance with all debt covenants as of March 28, 2009.

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

In February 2007, FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. If elected, SFAS 159 is effective beginning September 28, 2008. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. The Company elected not to measure any additional financial instruments or other items at fair value as of September 28, 2008 in accordance with SFAS 159.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s Amended Loan and Security Agreement carries interest rate risk as described in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008. Amounts borrowed under this Agreement bear interest at either LIBOR plus 1.75%, or at the Company’s choice, the lender’s reference rate. Should the lenders’ base rate change, the Company’s interest expense will increase or decrease accordingly. As of March 28, 2009, the Company had no borrowings outstanding under this facility.

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

In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 28, 2009 or in other factors that have materially affected, or are likely to materially affect the Company’s internal control over financial reporting. The Company has not identified any significant deficiencies or material weaknesses in the Company’s internal control over financial reporting, and therefore there were no corrective actions taken.

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

LESLIE’S POOLMART, INC.

By:	/s/ Lawrence H. Hayward
Lawrence H. Hayward Chief Executive Officer Date: May 11, 2009

By:	/s/Steven L. Ortega
Steven L. Ortega Chief Financial Officer Date: May 11, 2009