Form 10-Q
period 2009-06-27
LESLIES POOLMART INC
filed 2009-08-10
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 27, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of August 10, 2009 was 100.

LESLIE’S POOLMART, INC.

AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

FORM 10-Q

For the Quarterly Period Ended June 27, 2009

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Consolidated Balance Sheets

(Amounts in thousands, except share information)

	June 27, 2009	September 27, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$105,218	$45,648
Short term investments	—	19,899
Accounts and other receivables, net	17,244	11,796
Inventories, net	97,206	86,584
Prepaid expenses and other current assets	4,735	2,773
Deferred tax assets	4,554	4,554

Total current assets	228,957	171,254
Property, plant and equipment, net	41,676	42,074
Intangible assets	8,089	8,117
Deferred financing costs, net	3,776	4,613
Deferred tax assets	6,513	6,593
Other assets	357	342

Total assets	$289,368	$232,993

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities:
Accounts payable	$71,992	$42,117
Accrued expenses	43,669	36,981
Income taxes payable	12,826	7,697

Total current liabilities	128,487	86,795
Senior notes, net	163,198	167,000
Other long term liabilities	5,666	7,556

Total liabilities	297,351	261,351
Commitments and contingencies
Stockholder’s deficit:
Common stock, $0.001 par value, authorized 100 shares, issued and outstanding 100 shares at June 27, 2009 and at September 27, 2008	—	—
Capital deficit	(91,778)	(91,907)
Retained earnings	83,795	63,549

Total stockholder’s deficit	(7,983)	(28,358)

Total liabilities and stockholder’s deficit	$289,368	$232,993

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Consolidated Statements of Operations (unaudited)

(Amounts in thousands)

	13 Weeks Ended		39 weeks Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Sales	$213,765	$212,929	$331,036	$327,891
Cost of merchandise sold and services sold, including warehousing and transportation expenses	98,912	101,195	153,219	156,512

Gross profit	114,853	111,734	177,817	171,379
Selling, general and administrative expenses	52,637	52,041	130,096	126,820
Loss on disposition of fixed assets	25	65	215	75

Operating income	62,191	59,628	47,506	44,484
Other expenses/(income):
Interest expense	3,485	3,601	10,485	10,872
Interest income	(4)	(213)	(226)	(996)
Gain on debt extinguishment	—	—	(359)	(94)

Total other expense	3,481	3,388	9,900	9,782

Earnings before income taxes	58,710	56,240	37,606	34,702
Income tax expense	22,964	22,651	13,460	14,358

Net income	$35,746	$33,589	$24,146	$20,344

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Consolidated Statements of Cash Flows (unaudited)

(Amounts in thousands)

	39 weeks Ended
	June 27, 2009	June 28, 2008
Operating activities:
Net income	$24,146	$20,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,524	9,730
Stock compensation	129	54
Amortization of loan fees and discounts	965	903
Provision for doubtful accounts	66	29
Loss on disposition of assets	215	75
Gain on extinguishment of debt	(359)	(94)
Deferred income taxes	80	(301)
Changes in operating assets and liabilities:
Accounts and other receivables	(5,514)	(4,596)
Inventories	(10,622)	(29,076)
Prepaid expenses and other current assets	(1,962)	(1,313)
Other assets	(15)	(16)
Accounts payable and accrued expenses	34,673	41,200
Income taxes payable	5,129	6,047

Net cash provided by operating activities	56,455	42,986

Investing activities:
Sale of short term investments	19,899	—
Purchase of property, equipment and intangibles	(9,322)	(9,919)
Proceeds from disposition of property	9	—

Net cash provided by/(used in) investing activities	10,586	(9,919)

Financing activities:
Revolving commitment borrowing	4,988	—
Revolving commitment payments	(4,988)	—
Payment of dividend	(3,900)	(7,500)
Repurchase of long-term debt	(3,571)	(1,938)

Net cash used in financing activities	(7,471)	(9,438)

Net increase in cash and cash equivalents	59,570	23,629
Cash and cash equivalents at beginning of period	45,648	59,781

Cash and cash equivalents at end of period	$105,218	$83,410

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Notes to Consolidated Financial Statements (unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 39-week period ended June 27, 2009 are not necessarily indicative of the results that may be expected for the 53-week year ending October 3, 2009.

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

(2) Organization and Operation

Leslie’s Poolmart, Inc., which is sometimes referred to as the “Company” or “Leslie’s” in this report, is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie’s Swimming Pool Supplies through 622 stores in 35 states, a nationwide mail order catalog, and web store. The Company also operates five distribution facilities and repackages certain bulk chemical products for retail sale. The Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the third and fourth fiscal quarters.

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

In May of 2009, the board of directors of Holdings approved grants of options to purchase 15,000 shares of Holdings common stock. These options vest over a five year period at a rate of 20% annually on each anniversary of the date of grant. At June 27, 2009, 834,000 options were outstanding and 86,300 of the options were vested or exercisable. No options were exercised and 9,000 options were cancelled during the 39-week period ended June 27, 2009.

Share-based compensation expense recognized in accordance with SFAS 123R during the 13-week and 39-week periods ended June 27, 2009 was approximately $0.05 million and $0.1 million. As of June 27, 2009, total unrecognized compensation cost related to stock-based options and awards was $0.8 million and the related weighted-average period over which it is expected to be recognized is approximately 3.9 years. The weighted average fair value of stock option awards granted was $1.15 and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows: a risk free interest rate of 3.02%; an expected life of the options of 5 years; an expected stock price volatility of 46.7% and an expected dividend yield of 0%. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The risk-free interest rate is based on the U.S. Treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company. The Company calculated expected volatility based on historical volatility.

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

(5) Income Taxes

Income tax expense was $13.5 million and $14.4 million for the 39-week periods ended June 27, 2009 and June 28, 2008, respectively. The Company’s consolidated effective tax rate for the 39-week period ended June 27, 2009 was 35.8% due to the $1.2 million benefit recorded as a result of a reduction in estimated taxes payable based upon information received during this year which indicated the amount would not be payable.

The gross amount of unrecognized tax benefits at June 27, 2009 was $0.2 million. The gross amount of unrecognized tax benefits as a result of tax positions taken during prior years decreased by $1.2 million during the 39-weeks ended June 27, 2009. The total amount of the unrecognized tax benefits that, if recognized, would affect the effective rate is $14,000 as of June 27, 2009. The Company had approximately $30,000 and $210,000 for payment of accrued interest and penalties at June 27, 2009 and September 27, 2008, respectively.

As of September 27, 2008, all of the federal income tax returns filed since 2006 are still subject to adjustment upon audit. The Company also files income tax returns in many states, and these returns remain open for adjustments to its federal income tax returns. In addition, certain state income tax returns filed within the past four years are still open for state specific adjustments.

(6) Inventories

Inventories consist of the following:

(Dollar amounts in thousands)	June 27, 2009	September 27, 2008
Raw materials and supplies	$6,894	$4,579
Finished goods	90,312	82,005

Total inventories	$97,206	$86,584

(7) Debt Retirement

During the 13-week period ended December 27, 2008, the Company purchased and retired $3.9 million of its 7 3/4 % Senior Notes due 2013 and recognized a gain on extinguishment of debt of $ 0.4 million.

(8) Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB) issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141R”). SFAS 141R relates to business combinations and requires the acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company must adopt this standard for its 2010 fiscal year.

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

As of June 27, 2009, there are no assets or liabilities, subject to SFAS 157, which are carried at fair value.

In February 2007, FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. If elected, SFAS 159 is effective for the Company beginning September 28, 2008. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. The Company elected not to measure any additional financial instruments or other items at fair value as of September 28, 2008 in accordance with SFAS 159.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted SFAS 165 in the third quarter. This pronouncement did not have a material impact on the Company’s consolidated financial statements.

In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 provides for the FASB Accounting Standards Codification™ (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

(9) Subsequent Events

The Company has completed an evaluation of all subsequent events through August 10, 2009, which is the issuance date of these consolidated financial statements. On July 29, 2009, the Company’s board of directors declared a cash dividend of $5.5 million on the Company’s common stock, par value $0.001 per share, to Leslie’s Holdings, Inc., as its sole common stockholder of record on that date, in an aggregate amount. The cash dividend was paid on August 3, 2009.

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

General

Leslie’s Poolmart, Inc. (the “Company” or “Leslie’s”) is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company markets its products through 622 Company-owned stores in 35 states; a nationwide mail order catalog; and the Internet. Leslie’s is vertically integrated, operating a chemical repackaging facility in Ontario, California and a specialty chemical repackaging facility in Hebron, Kentucky. The Company supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Swedesboro, New Jersey; Hebron, Kentucky; and Orlando, Florida.

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

Results of Operations

Net Sales. Net sales for the 13 weeks ended June 27, 2009 were $213.8 million compared to $212.9 million for the 13 weeks ended June 28, 2008. The 0.4% increase was due to an increase in store count, with 622 stores in fiscal 2009 versus 604 stores in fiscal 2008. During the quarter, the Company opened 6 new stores. Net sales for the 39 weeks ended June 27, 2009 increased 1.0% as compared to the 39 weeks ended June 28, 2008. Sales for the quarter and year to date were effected by cooler than normal weather resulting in a later than normal swimming season, and a slightly lower average sales per store.

Comparable store sales for the 13 weeks ended June 27, 2009 decreased 1.3% as compared to the 13 weeks ended June 28, 2008, while comparable store sales for the 39 weeks ended June 27, 2009 decreased 0.8% as compared to the 39 weeks ended June 28, 2008. The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a recognized measure of financial performance under accounting principles generally accepted in the United States (“GAAP”). Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

Gross Profit. Gross profit for the 13 weeks ended June 27, 2009 was $114.9 million compared to $111.7 million for the 13 weeks ended June 28, 2008. As a percentage of sales, gross profit was 53.7% for the third quarter of fiscal 2009 compared to 52.5% for the third quarter of fiscal 2008. Gross profit dollars improved primarily due to the increase in sales as a result of increased store count. For the 39 weeks ended June 27, 2009, gross profit was $177.8 million compared to $171.4 million for the 39 weeks ended June 28, 2008. As a percentage of sales, gross profit for the 39 weeks was 53.7% for the third quarter of fiscal 2009 compared to 52.3% for the third quarter of fiscal 2008. The increase in gross margin is primarily attributable to an increase in vendor promotional allowances earned, lower distribution expenses, and a shift in sales mix to products in higher margin categories.

Operating and Administrative Expense. Operating and administrative expenses for the 13 weeks ended June 27, 2009, were $52.6 million compared to $52.0 million for the 13 weeks ended June 28, 2008. For the 39 weeks ended June 27, 2009, operating expenses were $130.1 million, as compared to $126.8 million in the prior year. Operating expense dollars increased during 2009 due primarily to increases in occupancy and other related costs associated with the increased store count as compared to the same periods of fiscal 2008.

Operating income. Operating income for the 13 weeks ended June 27, 2009 improved by $2.5 million, from $59.7 million during the 13 weeks ended June 28, 2008 to $62.2 million for the 13 weeks ended June 27, 2009. Operating results improved due to the increases in sales and related gross profit achieved during the quarter. The operating income for the 39 weeks ended June 27, 2009 improved by $3.0 million, from $44.5 million during the 39 weeks ended June 28, 2008 to an operating income of $47.5 million for the 39 weeks ended June 27, 2009. The improvement in operating income was primarily due to the increases in sales and expanded gross profit margins.

Other Income and Expense. Net interest expense was $3.5 million for the 13 weeks ended June 27, 2009 compared to $3.4 million for the 13 weeks ended June 28, 2008. For the 39 weeks ended June 27, 2009, the net interest expense was $10.3 million versus $9.9 million in the prior year. The increases in net interest expense for the 13 and 39 week periods was due to decreased interest income partially offset by a decrease in average debt balances.

Income Taxes. The Company’s income tax expense for the 13 weeks ended June 27, 2009 was $23.0 million, or an effective rate of 39.1%, as compared to a $22.7 million provision, or an effective rate of 40.3% for the 13 weeks ended June 28, 2008. For the 39 weeks ended June 27, 2009, the income tax expense was $13.5 million, or an effective rate of 35.8 % versus $14.4 million, or an effective rate of 41.4 % in the prior year. The decrease in the effective rate is attributed to the $1.2 million benefit for a reduction in estimated taxes payable based upon information received during the year which indicated that the amount would not be payable.

Adjusted EBITDA. The Adjusted EBITDA for the 13 weeks ended June 27, 2009 was $65.4 million compared to an Adjusted EBITDA of $62.7 million for the 13 weeks ended June 28, 2008. For the 39 weeks ended June 27, 2009, Adjusted EBITDA was $57.4 million compared to an Adjusted EBITDA of $54.3 million for the 39 weeks ended June 28, 2008. The improvement in Adjusted EBITDA was primarily due to the increases in sales and related gross profit achieved during the quarter.

Adjusted EBITDA is determined as follows (1):

	13 Weeks Ended		39 weeks Ended
Amounts in thousands	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net income as reported	$35,746	$33,589	$24,146	$20,344
Depreciation and amortization	3,165	2,975	9,524	9,730
Interest expense, net	3,481	3,388	10,259	9,876
Loss on disposition of assets	25	65	215	75
Income tax expense	22,964	22,651	13,460	14,358
Unusual item	48	20	(230)	(41)

Adjusted EBITDA	$65,429	$62,688	$57,374	$54,342

(1)	Adjusted EBITDA is defined as earnings before interest (including amortization of debt costs), taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, and unusual charges. Adjusted EBITDA is not a recognized measure of financial performance under GAAP, but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data all of which are prepared in accordance with GAAP. The Company has presented Adjusted EBITDA solely as supplemental disclosure because the Company believes it allows for a more complete analysis of results of operations and may present a better measure of liquidity for those charges that are not anticipated to be incurred in the future. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

Financial Condition, Liquidity and Capital Resources

Changes in Financial Condition.

During the 39 weeks between September 27, 2008 and June 27, 2009, total current assets increased by $57.7 million, primarily due to higher cash positions related to working capital changes, offset by a reduction in short term investments. Inventories increased by $10.6 million during the period, reflecting the effects of inventory purchased during the first fiscal quarter of 2009 as the Company accelerated its purchases of certain products for the upcoming peak-selling season and to take advantage of available discounting.

During the same period, current liabilities increased by $41.7 million due to the increase in accounts payable of $29.9 million and an increase in accrued expenses of $6.7 million. The accounts payable increase is related to the increase in inventory purchases and the accrued expense increase is related to interest payable on the senior notes and sales tax payable on increased sales.

Liquidity and Capital Resources.

Net cash provided by in operating activities was $56.5 million for the 39 weeks ended June 27, 2009 compared to net cash provided by operating activities of $43.0 million for the same 39 week period in the prior year, primarily due the higher inventory balance at the beginning of the year.

Capital expenditures for the 39 weeks ended June 27, 2009 were $9.3 million. The Company expects to incur capital expenditures between $20.0 and $21.0 million in fiscal 2009, primarily for the purpose of opening new stores. It is anticipated that the balance of 2009 capital expenditures will be funded out of cash provided by operations.

Cash used in financing activities for the 39 weeks ended June 27, 2009 was $7.5 million compared to $ 9.4 million cash used in financing activities in the prior year.

The Company believes its internally generated funds, as well as its borrowing capacity, are adequate to meet its working capital needs, maturing obligations and capital expenditure requirements, including those relating to the opening of new stores, for the next twelve months.

The Company was in compliance with all debt covenants as of June 27, 2009.

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

In February 2007, FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. If elected, SFAS 159 is effective for the Company beginning September 28, 2008. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. The Company elected not to measure any additional financial instruments or other items at fair value as of September 28, 2008 in accordance with SFAS 159.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted SFAS 165 in the third quarter. This pronouncement did not have a material impact on the Company’s consolidated financial statements.

In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 provides for the FASB Accounting Standards Codification™ (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s Amended Loan and Security Agreement carries interest rate risk as described in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008. Amounts borrowed under this Agreement bear interest at either LIBOR plus 1.75%, or at the Company’s choice, the lender’s reference rate. Should the lenders’ base rate change, the Company’s interest expense will increase or decrease accordingly. As of June 27, 2009, the Company had no borrowings outstanding under this facility.

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

In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 27, 2009 or in other factors that have materially affected, or are likely to materially affect the Company’s internal control over financial reporting. The Company has not identified any significant deficiencies or material weaknesses in the Company’s internal control over financial reporting, and therefore there were no corrective actions taken.

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

LESLIE’S POOLMART, INC.

By:	/s/ LAWRENCE H. HAYWARD
Lawrence H. Hayward Chief Executive Officer Date: August 10, 2009

By:	/s/ STEVEN L. ORTEGA
Steven L. Ortega Chief Financial Officer Date: August 10, 2009