Form 10-K
period 2009-10-03
LESLIES POOLMART INC
filed 2009-12-23
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 3, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller business reporting company. See definition of “accelerated filer”, “large accelerated filer,” and “smaller business reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

The number of shares of common stock outstanding as of December 23, 2009 was 100.

For the Fiscal Year Ended October 3, 2009

PART I

ITEM 1. BUSINESS

Leslie’s Poolmart, Inc. (“Leslie’s” or the “Company”) is the leading national specialty retailer of swimming pool supplies and related products. These products primarily consist of regularly purchased, non-discretionary pool maintenance items such as chemicals, equipment, cleaning accessories and parts, and also include fun, safety and fitness-oriented recreational items. The Company currently markets its products under the trade name Leslie’s Swimming Pool Supplies through 622 company-owned retail stores in 35 states, mail order catalogs sent to selected pool owners nationwide, and an internet web store.

The Company provides its customers a comprehensive selection of high quality products, competitive every day low prices and superior customer service through knowledgeable and responsive sales personnel who offer a high level of technical assistance at convenient store locations. The typical Leslie’s store is located in an area with high concentrations of swimming pools and approximates 3,800 square feet of space. The typical store is located either in a strip center or on a freestanding site in an area of heavy retail activity, and draws its customers primarily from an approximately five-mile trade area. The Company maintains a proprietary mailing list of approximately 7.8 million addresses, including over 90% of the residential in-ground pools in the U.S. This highly focused list of target customers is central to the Company’s direct mail marketing efforts, which supports its retail stores, mail order operations and web store.

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

See Item 8, Financial Statements and Supplementary Data, for financial information.

Swimming Pool Supply Industry

We market our products and services in the estimated $5.0 billion U.S. swimming pool and spa supply industry, which can be divided into four major segments: residential in-ground swimming pools, residential above-ground pools (usually 12 to 24 feet in diameter), commercial swimming pools and spas or hot tubs. According to market research firm P.K. Data, the installed base of residential in-ground pools, above-ground pools and spas and hot tubs in the United States has grown from just under 9.8 million in 1995 to over 14.8 million in 2008, and is projected to grow to over 16.5 million by 2012. Both historic and new pool unit growth is highly correlated to macroeconomic housing trends, as approximately 60% of all in-ground swimming pools are built as part of new home construction.

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

Products

Leslie’s offers its customers a comprehensive selection of products necessary to satisfy their swimming pool supply needs. During 2009, the Company stocked approximately 700 items in each store, with more than 30,000 additional items available through its other channels of distribution and special order processes. In 2009, approximately 800 items were displayed in the Company’s residential mail order catalogs, approximately 2,400 items were offered through the Company’s web store and 1,200 items were in the commercial catalog, although special order procedures make nearly all Leslie’s products available to these customers as well. In fiscal year 2009, Leslie’s brand name products accounted for 53% of the Company’s total sales.

The Company’s major product categories are pool chemicals; major equipment; cleaning and testing equipment; safety equipment; pool covers, reels and liners; above-ground pools in a limited number of stores; and recreational items (which include swimming pool floats, games, lounges, masks, fins, snorkels and other “impulse purchase” items).

Non-discretionary and regularly consumed products such as pool chemicals, major equipment and parts represented 85% of total sales in fiscal year 2009. The Company’s non-discretionary products typically have long shelf lives and are generally not prone to either obsolescence or shrinkage which could occur from changing technology or consumer buying patterns.

Channels of Distribution

Retail Store Operations. At the end of fiscal year 2009, Leslie’s marketed its products through 622 retail stores in 35 states under the trade name Leslie’s Swimming Pool Supplies. California represents its single largest concentration of stores with 137 stores, while 112 stores are located in Texas, and over 110 stores are in the northeast/mid-Atlantic states. Leslie’s retail stores are located in areas with high concentrations of swimming pools and typically are approximately 3,800 square feet in size. In addition to the store manager, the typical Leslie’s store employs one assistant manager, who is generally a full-time employee. Additionally, Leslie’s makes frequent use of part-time and temporary employees to support its full-time employees during peak seasons. During 2009, the Company had 6 regional vice presidents and 41 district managers. Each district manager was responsible for approximately 15 stores.

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

Marketing

The majority of the Company’s marketing is done on a direct mail basis through its proprietary mailing list of approximately 7.8 million addresses at which, primarily, residential pools are located. Leslie’s has found that its ability to mail directly to this highly targeted group is an effective and efficient way to conduct its marketing activities to both retail store and mail order customers. The Company constantly updates its address list through proprietary research techniques and in-store customer sign-ups.

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

The Company’s principal chemical raw materials and granular chlorine compounds are purchased primarily from three suppliers. At the beginning of the 2009 fiscal year, the Company extended a multi-year product purchase agreement with a major producer of one of the principal chlorine compounds, the chlorinated isocyanurates. The Company believes there are several other reliable suppliers of chlorine products in the marketplace today and termination of supply would not pose any significant problems because substitute chemicals and alternate shocking techniques are available. The Company believes that reliable alternative sources of supply are available for all of its raw materials and finished products.

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

Distribution

In 2009, the Company distributed its products to its retail stores and to its catalog customers through its leased distribution facilities in Ontario, California; Dallas, Texas; Swedesboro, New Jersey; Hebron, Kentucky; and Orlando, Florida.

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

Employees

As of October 3, 2009, Leslie’s employed approximately 2,280 persons. During the height of the Company’s seasonal activities in 2009, it employed approximately 3,100 persons, including seasonal and part-time store employees who generally are not employed during the off season. The Company is not subject to any collective bargaining agreements and believes its overall relationship with its employees is good.

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

Environmental Compliance

In the course of its business, Leslie’s operates chemical repackaging facilities and stores chemicals in our retail stores and distribution facilities. Because some of the chemicals we repackage and store are flammable or combustible compounds, we must comply with various regulations under federal, state and local environmental, health, transportation and safety requirements. Leslie’s believes that its internal training curriculum and compliance programs ensure that its employees follow the applicable operating procedures and regulations.

ITEM 1A. RISK FACTORS

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include the following:

A small group of stockholders in the holding company are able to exercise control over our business.

The Company is a wholly-owned subsidiary of Holdings. The principal stockholders of Holdings are GCP California Fund, L.P. (“GCP”) and additional affiliates of Leonard Green & Partners, L.P. (“LGP”). Through their ownership or control of over 75% of the outstanding shares of the Company’s common stock, these stockholders have the power to elect a majority of the Leslie’s Board of Directors. Accordingly, those stockholders have the power to approve all amendments to the Company’s certificate of incorporation and bylaws and to effect fundamental corporate transactions such as mergers, asset sales and public offerings.

Our continued success depends on our successful expansion in new and existing markets.

The Company’s continued growth depends to a significant degree on its ability to open new stores in existing and new markets and to operate these stores on a profitable basis. To a lesser extent, the Company’s continued growth depends on increasing comparable store sales. The Company opened 36 net new stores in 2007, 27 net new stores in 2008 and 18 net new stores in 2009. We cannot assure that we will be able to open new stores in a timely manner; hire, train and integrate employees; continue locating and obtaining favorable store sites; and adapt distribution, management information and other operating systems to the extent necessary to grow in a successful and profitable manner. Further, we cannot assure that the Company’s new stores will achieve historical levels of sales or profitability. Because the Company’s new stores generally have lower operating margins following their opening than mature stores, the opening of a large number of stores could have an adverse effect on total operating margins. Additionally, the Company’s expansion plans could be adversely affected by a significant downturn in the economy and resulting decrease in new home and swimming pool construction. We expect that the Company’s quarterly results of operations will fluctuate depending on the timing and the amount of revenue contributed by new stores and, to a lesser degree, the timing of costs associated with the opening of new stores.

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

Most of the Company’s competition comes from local stores or regional chains which do not typically repackage products and which generally buy products in smaller quantities. The chain store competitors include a large franchise operator of approximately 200 retail outlets in the Florida market and a limited number of other retail chains of approximately 15 to 30 stores. We compete on selected principal products with large-volume mass merchants and home centers which offer a limited selection of pool supplies as compared to us. Should mass merchants increase the breadth of their pool related product offerings, it would likely have an adverse effect on our business. There are no proprietary technologies or other significant barriers to prevent other firms from entering the swimming pool supply retail market in the future. Competition could adversely impact the Company’s sales and operating margins.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of October 3, 2009, the Company operated 622 stores in 35 states. The following table sets forth information concerning the Company’s stores:

State	Number of Stores
Alabama	6
Arizona	69
Arkansas	2
California	137
Connecticut	9
Delaware	2
Florida	66
Georgia	26
Illinois	6
Indiana	8
Iowa	1
Kansas	3
Kentucky	4
Louisiana	7
Maryland	6
Massachusetts	7
Michigan	7
Mississippi	1
Missouri	9
Nebraska	1
Nevada	17
New Hampshire	2
New Jersey	22
New Mexico	2
New York	22
North Carolina	6
Ohio	13
Oklahoma	9
Pennsylvania	19
Rhode Island	1
South Carolina	5
Tennessee	7
Texas	112
Utah	1
Virginia	7

Total Stores	622

Except for 25 owned stores, the Company has leases on the remaining retail stores with lease terms expiring between 2009 and 2020. The Company’s typical lease term is five years, and in many instances, the Company has renewal options at increased rents. Three leases provide for rent contingent on sales exceeding specific amounts. No other leases require payment based on a percentage rent.

The Company’s corporate office is located in Phoenix, Arizona. The 54,000 square foot office space is leased until June 2014.

The Company’s Southern California distribution center is located in a 183,000 square foot facility in Ontario, California. The Ontario facility is leased, expiring in 2014 and the lease has one five-year renewal option.

The Company’s distribution facility in Dallas, Texas contains 126,000 square feet of space. The lease of this facility was renewed in 2005 and is scheduled to expire in 2015, with one five-year option thereafter. The 130,500 square foot distribution facility in Swedesboro, New Jersey is leased for a 5-year term, expiring in 2013. The lease includes options to renew for two five-year periods. The 146,000 square foot distribution center in Hebron, Kentucky is leased for a 12-year term, expiring in 2010 and provides for three five-year renewal options. The 20,500 square foot distribution center in Orlando, Florida is leased for a 5-year term and expires in 2009. The Company will not be exercising its renewal option at this location and has instead entered into an 8 year lease in a nearby 30,300 square foot facility. The lease expires in 2017 and includes options to renew for two five-year periods thereafter.

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

There is no public trading market for the Company’s common stock. As of December 23, 2009, all common stock was owned by Holdings.

On July 16, 2007, the Company’s board of directors declared a cash dividend of $15.0 million on the Company’s common stock, par value $0.001 per share, to Holdings as its sole common stockholder of record on that date, in an aggregate amount. The cash dividend was paid on August 1, 2007. On January 28, 2008, the Company’s board of directors declared a cash dividend of $7.5 million on the Company’s common stock which was paid on February 1, 2008. On July 30, 2008, the Company’s board of directors declared a cash dividend of $8.8 million on the Company’s common stock which was paid on August 1, 2008. On January 29, 2009, the Company’s board of directors declared a cash dividend of $3.9 million on the Company’s common stock which was paid on February 2, 2009. On July 29, 2009, the Company’s board of directors declared a cash dividend of $5.5 million on the Company’s common stock which was paid on August 3, 2009. The payment of dividends is restricted, but not prohibited, by the agreements and instruments governing the Company’s indebtedness. The Company contemplates that dividends may be declared in future periods based upon the liquidity position of the Company.

Equity Compensation Plan Information:

Holdings, the parent of the Company, has reserved 1.3 million shares of nonvoting common stock for issuance under its 2005 Incentive Stock Option Plan (the “2005 Plan”) and reserved an additional 1.0 million shares of nonvoting common stock for issuance in November 2007. As of October 3, 2009, there were 834 thousand equity awards outstanding under the 2005 Plan, of which the majority were issued to employees of the Company.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data of the Company as of and for the fiscal years ended October 3, 2009, September 27, 2008, September 29, 2007, September 30, 2006 and October 1, 2005. The fiscal year ended October 3, 2009 consists of 53 weeks, and all other fiscal years presented consist of 52 weeks. This financial data was derived from the audited historical consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements of the Company and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Fiscal Years Ended
(Dollar Amounts in Thousands)	October 3, 2009	September 27, 2008	September 29, 2007	September 30, 2006	October 1, 2005
Operating Results:
Sales	$509,642	$488,818	$468,882	$440,565	$388,506
Gross profit	210,173	193,091	179,880	166,109	139,944
Gross margin	41.2%	39.5%	38.4%	37.7%	36.0%
Loss on disposition of fixed assets	626	385	186	600	703
Depreciation and amortization	13,183	12,385	12,619	11,789	11,881
Operating income(1)	87,803	79,461	69,673	56,800	23,905
Interest expense, net	13,804	13,058	14,712	19,397	18,834
Net income (loss)(1)	46,234	40,476	32,226	20,505	(4,422)

Balance Sheet Data:
Working capital	108,818	84,459	66,657	43,213	23,657
Total assets	258,262	232,993	199,639	178,727	142,405
Long-term debt(2)	163,243	167,000	169,080	168,946	175,954
Redeemable preferred stock(2)	—	—	—	41,000	41,000
Stockholder’s equity (deficit)(2)	8,653	(28,358)	(52,611)	(122,224)	(142,557)
Selected Operating Data:
Capital expenditures	20,411	17,070	13,122	11,180	12,305
Recapitalization and restructuring charges(1,3)	—	—	—	—	26,869
Adjusted EBITDA(1,3)	101,789	92,308	82,788	69,189	54,477
Adjusted EBITDA margin(1,2,4)	20.0%	18.9%	17.7%	15.7%	14.0%
Cash flow from operating activities	65,413	41,128	46,321	55,058	26,747
Cash flow used in investing activities	(503)	(36,831)	(12,626)	(10,950)	(12,168)
Cash flow used in financing activities(1)	(13,577)	(18,480)	(12,918)	(7,276)	(29,174)
Number of employees	2,268	2,289	2,235	2,201	2,026
Number of stores	622	604	577	541	541
Comparable store sales growth(5)	1.3%	1.7%	3.1%	9.2%	6.4%

(1)	During 2005 and as part of the 2005 Recapitalization described in Note 1 to the consolidated financial statements, the Company recognized $26.9 million in unusual charges for the following costs associated with the transaction:

(in thousands)	2005
Unusual operating charges (included in sales, general and administrative expense):
Stock and other compensation expense	$17,988
Other unusual operating charges (included in other expense as “Recapitalization expense”):
Bond tender consideration and premium	3,246
Preferred stock premium	470
Miscellaneous, legal and advisory fees	2,904
Unamortized discount on preferred stock	571
Write-off debt issuance costs	1,690

Total	8,881
Total unusual charges	$26,869

(2)	In the first quarter of 2005 and as part of the 2005 Recapitalization, the Company issued an aggregate of $170.0 million principal amount of its 7.75% Senior Notes due 2013. Further, $41.0 million of a new series of 10% senior redeemable exchangeable cumulative preferred stock was issued as part of the 2005 Recapitalization.
(3)	Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, stock compensation expense, write-off of debt issuance costs and unusual charges. Adjusted EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”), but is used by some investors to determine a Company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Loss/(gain) on disposition of fixed assets and stock compensation expense are eliminated because we believe it enhances investors understanding of the company’s results, net of these non-cash charges. Adjusted EBITDA should not be construed as an indicator of a Company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data which are all prepared in accordance with GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

The calculation of Adjusted EBITDA is shown as follows:

	Fiscal Years Ended
(Amounts in Thousands)	October 3, 2009	September 27, 2008	September 29, 2007	September 30, 2006	October 1, 2005
Net income (loss)	$46,234	$40,476	$32,226	$20,505	$(4,422)
Depreciation and amortization	13,183	12,385	12,619	11,789	11,881
Stock compensation expense	177	77	139	—	17,988
Recapitalization expenses	—	—	171	—	7,191
Gain on debt extinguishment	(357)	(102)	—	—	—
Interest expense, net	13,804	13,058	14,712	19,397	18,834
Write-off of debt issuance costs	—	—	—	—	1,690
Loss on disposition of assets	626	385	186	600	703
Income tax expense	28,122	26,029	22,735	16,898	612

Adjusted EBITDA	$101,789	$92,308	$82,788	$69,189	$54,477

(4)	Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of sales.
(5)	The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed. Comparable store sales is not a measure of financial performance under GAAP. Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

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

OVERVIEW

Leslie’s is the leading national specialty retailer of swimming pool supplies and related products. The Company offers a broad range of products that consist of regularly purchased, non-discretionary pool maintenance items such as chemicals, equipment, cleaning accessories and parts, and also include fun, safety and fitness-oriented recreational items. The Company markets its products through 622 company-owned retail stores in 35 states and through catalogs and other offerings made available to select residential and commercial pool owners nationwide via mail order and Internet channels.

The typical Leslie’s store approximates 3,800 square feet of space, is located either in a strip center or on a freestanding site in an area of heavy retail activity, and draws its customers primarily from an approximately five-mile trade area. Of the 622 stores, the Company operates 20 commercial service center formats that average approximately 11,000 square feet of space and are located primarily in industrial type real estate space. These centers are designed to cater to the Company’s existing non-residential commercial and service customers and provide more customized service than is typically available at the other retail locations.

Results of Operations

As is described in Note 2 to the financial statements, the Company presents store occupancy costs in cost of sales and such classification is presented below for all periods.

The following table sets forth certain statements of income data expressed as a percentage of sales for the periods indicated.

	Fiscal Years Ended
	October 3, 2009	September 27, 2008	September 29, 2007
Sales	100.0%	100.0%	100.0%
Cost of sales	58.8	60.5	61.6

Gross margin	41.2	39.5	38.4
Selling, general and administrative expense	23.9	23.2	23.5
Loss on disposal of fixed assets	0.1	0.1	0.0

Operating income	17.2	16.2	14.9
Other expense	2.6	2.6	3.2
Income tax expense	5.5	5.3	4.8

Net income	9.1%	8.3%	6.9%

Fiscal year 2009 compared to fiscal year 2008:

For the 53 weeks ended October 3, 2009, sales increased 4.3% to $509.6 million from $488.8 million in the 52 weeks of 2008. Of the 4.3% increase in sales, approximately 26% is attributable to an increase in comparable store sales and approximately 37% was due to the addition of 18 new store locations. The remaining increase is attributed to sales in the 53rd week in 2009.

Comparable store sales increased 1.3% on a 52 week basis, as compared to the prior year. The comparable store sales increase was primarily attributable to favorable weather conditions in many of the Company’s markets. For definition purposes, a store is considered a comparable store in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed.

Gross profit for the fiscal year ended October 3, 2009 improved to $210.2 million or 41.2% of sales, as compared to $193.1 million or 39.5% in 2008. Gross profit represents sales less the cost of services and purchased goods, chemical repackaging costs, related distribution costs and retail occupancy costs. Gross profit dollars improved by $17.1 million due to the increase in sales. Other significant factors contributing to the increase in gross profit include additional rebates from suppliers, as well as increases due to sales from higher margin products.

In 2009, total operating expenses were $122.4 million, versus $113.6 million during the 52 weeks of 2008, an increase of 7.7%. Operating expenses as a percentage of sales were 24.0% for the 53 weeks of fiscal year 2009 compared to 23.2% for the 52 weeks of fiscal year 2008. The increase in operating expense dollars during fiscal year 2009 was due primarily to increased expenses associated with the increase in store count, as compared to the prior year.

For the fiscal year ended October 3, 2009, the Company recognized losses on the disposition of fixed assets totaling approximately $0.6 million as compared to $0.4 million in the prior year. These losses were primarily associated with the Company’s decision to close or relocate stores that were unproductive or not meeting expectations. In fiscal year 2009 a $0.1 million charge was recognized for impaired assets compared to a $0.4 million charge in fiscal year 2008.

Adjusted EBITDA in 2009 increased 10.3% to $101.8 million from $92.3 million in fiscal year 2008. Approximately $3.7 million of the increase was the result of increased sales, with the remaining increase due to improved expense control and continued leveraging of fixed expenses during the year.

Operating income for 2009 increased 10.5% to $87.8 million from $79.5 million in 2008 as a result of previously noted sales and gross profit improvements.

Net interest expense was $13.8 million in 2009, as compared to $13.1 million in 2008. The increase in net interest expense was due to decreased interest income offset by a decrease in average debt balances.

The Company recorded income tax expense of $28.1 million in 2009, or an effective tax rate of 37.8%, versus $26.0 million in the prior year, or an effective tax rate of 39.1%. The decrease in the effective rate is attributed to the $1.2 million benefit for a reduction in estimated taxes payable based upon information received during the year which indicated that the amount would not be payable.

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

Gross profit for the fiscal year ended September 27, 2008 improved to $193.1 million or 39.5% of sales, as compared to $179.9 million or 38.4% in 2007. Gross profit represents sales less the cost of services and purchased goods, chemical repackaging costs and related distribution costs. Gross profit dollars improved by $10.1 million due to the increase in sales. Other significant factors contributing to the increase in gross profit include additional rebates from suppliers, as well as increases due to sales from higher margin products.

In 2008, total operating expenses were $113.6 million, versus $110.2 million during the 52 weeks of 2007, an increase of 3.1%. Operating expenses as a percentage of sales were 23.2% for the 52 weeks of fiscal year 2008 compared to 23.5% for the 52 weeks of fiscal year 2007. The increase in operating expense dollars during fiscal year 2008 was due primarily to increased expenses associated with the increase in store count, as compared to the prior year.

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

Liquidity and Capital Resources

Overview

The following table highlights selected cash flow components for fiscal year 2009 and fiscal year 2008, and selected balance sheet components as of October 3, 2009 and September 27, 2008.

	Fiscal Years Ended
(Dollar amounts in thousands)	October 3, 2009	September 27, 2008	Dollar Change	Percent Change
Cash provided by (used in):
Operating activities	$65,413	$41,128	$24,285	59.0%
Investing activities	(503)	(36,831)	36,328	98.6
Financing activities	(13,577)	(18,430)	4,853	26.3

Cash and cash equivalents	$96,981	$45,648	$51,333	112.5%
Working capital	108,818	84,459	24,359	28.8
Other long term liabilities	5,581	7,556	(1,975)	(26.1)
Senior notes	163,243	167,000	(3,757)	(2.2)

Working capital

Working capital as of October 3, 2009 and September 27, 2008 consisted of the following:

	Fiscal Years Ended
(Dollar amounts in thousands)	October 3, 2009	September 27, 2008	Dollar Change	Percent Change
Cash and cash equivalents	$96,981	$45,648	$51,333	112.5%
Short term investments	—	19,899	(19,899)	(100.0)
Accounts and other receivables, net	12,688	11,796	892	7.6
Inventories, net	68,934	86,584	(17,650)	(20.4)
Prepaid expenses and other current assets	6,763	2,773	3,990	143.9
Deferred tax assets	4,237	4,554	(317)	(7.0)

Total current assets	189,603	171,254	18,349	10.7
Accounts payable	31,307	42,117	(10,810)	(25.7)
Accrued expenses	40,515	36,981	3,534	9.6
Income taxes payable	8,963	7,697	1,266	16.4

Total current liabilities	80,785	86,795	(6,010)	(6.9)

Working capital	$108,818	$84,459	$24,359	28.8%

From September 27, 2008 to October 3, 2009, total current assets increased $18.3 million from $171.3 million to $189.6 million. Approximately $51.3 million of the increase in current assets was the result of the increase in cash and cash equivalents.

From September 27, 2008 to October 3, 2009, total current liabilities decreased $6.0 million from $86.8 million to $80.8 million, primarily due to the decrease in accounts payable, offset by increases in accrued expenses and income taxes payable.

For the fiscal year ended October 3, 2009, cash provided by operating activities was $65.4 million compared to cash provided by operating activities of $41.1 million in the prior year. The increase was due primarily to the decrease in inventory as compared to the prior year, offset by a decrease in accounts payable as compared to the prior year.

In 2009, cash used in investing activities was $.5 million compared with cash used in investing activities of $36.8 million in the prior year, primarily due to the sale of short term investments in 2009.

Cash used in financing activities was $13.6 million in fiscal year 2009 compared with cash used in financing activities of $18.4 million in 2008. The decrease in financing activities was due to a decrease in the cash dividend paid to Holdings in 2009.

The Company had no outstanding borrowings under its secured loan agreement at October 3, 2009 and September 27, 2008. At October 3, 2009 the Company had $75.0 million of borrowing capacity. Funds borrowed under this agreement are used primarily to fund working capital and other general corporate purposes.

From September 27, 2008 to October 3, 2009, other long term liabilities decreased by $2.0 million from $7.6 million to $5.6 million primarily due to the reduction in estimated taxes payable based upon information received during the year which indicated that the amount would not be payable.

During February of 2007, the Company’s parent, Holdings consummated a privately placed financing transaction. The Company did not guarantee or pledge support for this financing, nor were any of the proceeds made available to the Company. Holdings issued $310 million in senior notes due in 2017 and $100 million of preferred equity. The interest rate on the senior notes is 10.5% cash or 11.5% PIK, at Holdings’ option. The notes are non-callable for two years and have other covenants and terms that are customary for high yield issues. The preferred shares had a dividend rate of 11% and were exchangeable into debt under certain circumstances. In fiscal 2009, the preferred shares were exchanged into junior subordinated notes with an 11% interest rate, due in 2019. The Company does not expect that Holdings’ servicing of its debt will affect the Company’s liquidity.

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

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s significant contractual obligations as of October 3, 2009, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods. This table excludes amounts already recorded on the Company’s balance sheet as current liabilities at October 3, 2009 and certain other purchase obligations as discussed below.

(in thousands)	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 years	3 – 5 years	After 5 years
Senior notes*	$208,279	$12,697	$25,395	$182,884	$—
Operating leases	139,957	41,720	62,609	57,894	5,536

Total contractual obligations	$348,236	$54,417	$88,004	$240,778	$5,536

*	Amounts include estimated interest and dividend payments

(in thousands)	Amounts of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 – 3 years	3 – 5 years	After 5 years
Standby letters of credit	$4,298	$4,298	$—	$—	$—

Financial responsibility bonds	$106	$106	$—	$—	$—

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

Income Taxes

The Company records deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the Company expects the differences to reverse. Effective September 30, 2007, we adopted the Financial Accounting Standards Board (“FASB”) authoritative guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. The guidance establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized. We recognize potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.

Due to changing tax laws and state income tax rates, judgment is required to estimate the effective tax rate expected to apply to tax differences which are expected to reverse in future periods. The Company and its subsidiaries will be included in the consolidated federal income tax return and certain state income tax returns of Holdings. The Company’s financial statements recognize the current and deferred income tax consequences that result from the Company’s activities during the current and preceding, as if the Company were a separate taxpayer rather than a member of Holding’s consolidated income tax return group.

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

Quarterly Financial Data

Summarized Quarterly Financial Data (Unaudited)

(Dollar Amounts In Thousands)

	13 Weeks			14 Weeks
Fiscal 2009	Dec. 29	March 29	June 28	Oct. 3
Sales	$60,263	$57,008	$213,765	$178,606
Gross profit	15,529	17,099	99,418	78,127
Operating income (loss)	(7,810)	(6,875)	62,191	40,297
Net income (loss)	(5,271)	(6,329)	35,746	22,088
Adjusted EBITDA(1)	(4,456)	(3,599)	65,429	44,414
Comparable store sales growth(2)	1.1%	(0.6)%	(1.3)%	5.6%

	13 Weeks Ended
Fiscal 2008	Dec. 29	March 29	June 28	Sept. 27
Sales	$58,306	$56,656	$212,929	$160,927
Gross profit	13,903	16,015	96,408	66,765
Operating income (loss)	(7,965)	(7,179)	59,628	34,977
Net income (loss)	(6,872)	(6,373)	33,589	20,132
Adjusted EBITDA(1)	(4,684)	(3,662)	62,688	37,966
Comparable store sales growth(2)	8.0%	(5.9)%	2.1%	1.9%

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

Recent Accounting Pronouncements

In December 2007, the FASB issued guidance relating to business combinations and requires the acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company must adopt this standard for its 2010 fiscal year. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

In May 2009, the FASB issued general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date.

In June 2009, the FASB issued guidance related to the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles. This topic is effective for interim and annual reporting periods ending after September 15, 2009.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s Amended Loan and Security Agreement described in Note 7 to the consolidated financial statements as well as in Management’s Discussion and Analysis, carries interest rate risk. Amounts borrowed under this agreement bear interest at either LIBOR plus a margin that is currently 3.25%, or at the Company’s choice, the lender’s base rate plus a margin that is currently 2.25%. Should the lenders’ base rate change, the Company’s interest expense will increase or decrease accordingly. As of October 3, 2009, there was no borrowing under this facility.

At October 3, 2009, our cash equivalent investments are primarily in money market accounts and are reflected as cash equivalents because all maturities are within 90 days from date of purchase. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates for similar investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of Leslie’s Poolmart, Inc.:

We have audited the accompanying consolidated balance sheets of Leslie’s Poolmart, Inc. as of October 3, 2009 and September 27, 2008 and the related consolidated statements of operations, stockholder’s equity (deficit) and cash flows for each of the three years in the period ended October 3, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leslie’s Poolmart, Inc. at October 3, 2009 and September 27, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 3, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona

December 23, 2009

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Information)

	October 3, 2009	September 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$96,981	$45,648
Short term investments	—	19,899
Accounts and other receivables, net	12,688	11,796
Inventories, net	68,934	86,584
Deferred tax assets	4,237	4,554
Prepaid expenses and other current assets	6,763	2,773

Total current assets	189,603	171,254
Property, plant and equipment, net	48,711	42,074
Intangible assets	8,074	8,117
Deferred financing costs, net	4,092	4,613
Deferred tax assets	7,305	6,593
Other assets	477	342

Total assets	$258,262	$232,993

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$31,307	$42,117
Accrued expenses	40,515	36,981
Income taxes payable	8,963	7,697

Total current liabilities	80,785	86,795
Senior notes, net	163,243	167,000
Other long term liabilities	5,581	7,556

Total liabilities	249,609	261,351
Commitments and contingencies
Stockholder’s equity (deficit):
Common stock, $0.001 par value, authorized 100 shares, issued and outstanding 100 shares at October 3, 2009 and September 27, 2008	—	—
Capital deficit	(91,730)	(91,907)
Retained earnings	100,383	63,549

Total stockholder’s equity (deficit)	8,653	(28,358)

Total liabilities and stockholder’s equity (deficit)	$258,262	$232,993

See accompanying notes which are an integral part of these consolidated financial statements.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Consolidated Statements of Operations

(Dollar Amounts in Thousands)

	Fiscal Years Ended
	October 3, 2009	September 27, 2008	September 29, 2007
Sales	$509,642	$488,818	$468,882
Cost of merchandise and services sold, including warehousing and transportation expenses, and store occupancy costs	299,469	295,727	289,002

Gross profit	210,173	193,091	179,880
Selling, general and administrative expenses	121,744	113,245	110,021
Loss on disposition of fixed assets	626	385	186

Operating income	87,803	79,461	69,673
Other expense (income):
Interest expense	14,083	14,553	16,102
Interest income	(279)	(1,495)	(1,390)
Gain on debt extinguishment	(357)	(102)	—

Total other expense	13,447	12,956	14,712

Income before taxes	74,356	66,505	54,961
Income tax expense	28,122	26,029	22,735

Net income	$46,234	$40,476	$32,226

See accompanying notes which are an integral part of these consolidated financial statements.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Consolidated Statements of Stockholder’s Equity (Deficit)

(Amounts in Thousands, Except Share Amounts)

	Common Stock		Capital Deficit	Treasury Stock	Retained Earnings	Total Stockholder’s Equity/(Deficit)
	Number of Shares	Amount
Balance, at September 30, 2006	40,045,000	$40	$(144,081)	$(332)	$22,149	$(122,224)
Issuance of common stock	100	0	—	—	—	0
Converted common stock in Reorganization	(40,045,000)	(40)	40	—	—	0
Contributed redeemable preferred stock in Reorganization	—	—	50,305	—	—	50,305
Excess tax benefit from stock-based compensation	—	—	2,084	—	—	2,084
Payment of dividend	—	—	—	—	(15,002)	(15,002)
Repurchase and converted treasury stock in Reorganization	—	—	(332)	332	—	0
Net income	—	—	—	—	32,226	32,226

Balance, at September 29, 2007	100	—	(91,984)	0	39,373	(52,611)

Stock option compensation	—	—	77	—	—	77
Payment of dividend	—	—	—	—	(16,300)	(16,300)
Net income	—	—	—	—	40,476	40,476

Balance, at September 27, 2008	100	—	(91,907)	0	63,549	(28,358)

Stock option compensation	—	—	177	—	—	177
Payment of dividend	—	—	—	—	(9,400)	(9,400)
Net income	—	—	—	—	46,234	46,234

Balance, at October 3, 2009	100	$—	$(91,730)	$0	$100,383	$8,653

See accompanying notes which are an integral part of these consolidated financial statements.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Fiscal Years Ended
	October 3, 2009	September 27, 2008	September 29, 2007
OPERATING ACTIVITIES:
Net income	$46,234	$40,476	$32,226
Adjustments to reconcile net income to net cash provided by operating activities:
Dividends and accretion on preferred stock	—	—	1,886
Depreciation and amortization	13,183	12,385	12,619
Stock option compensation	177	77	—
Amortization of loan fees	1,125	1,040	515
Amortization of loan discounts	173	152	134
Provision for doubtful accounts	185	97	2
Deferred income taxes	(395)	(374)	1,873
Loss on disposition of fixed assets	626	385	186
Gain on extinguishment of debt	(357)	(102)	—
Changes in operating assets and liabilities:
Accounts and other receivables	(1,077)	(3,103)	(1,477)
Inventories	17,650	(20,860)	(1,180)
Prepaid expenses and other current assets	(3,990)	(211)	(40)
Other assets	(135)	(15)	(7)
Accounts payable and accrued expenses	(9,252)	12,767	1,341
Income taxes payable	1,266	(1,586)	(1,757)

Net cash provided by operating activities	65,413	41,128	46,321

INVESTING ACTIVITIES:
Purchase of short term investments	—	(19,899)	—
Sale of short term investments	19,899	—	—
Purchases of property, plant and equipment	(20,383)	(16,985)	(13,038)
Purchases of intangible assets	(28)	(85)	(84)
Proceeds from disposition of fixed assets	9	138	496

Net cash used in investing activities	(503)	(36,831)	(12,626)

FINANCING ACTIVITIES:
Revolving commitment borrowing	4,988	—	18,400
Revolving commitment repayment	(4,988)	—	(18,400)
Excess tax benefit from stock-based compensation	—	—	2,084
Payment of dividend	(9,400)	(16,300)	(15,002)
Payments of deferred financing costs	(604)	—	—
Repurchase of long-term debt	(3,573)	(2,130)	—

Net cash used in financing activities	(13,577)	(18,430)	(12,918)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51,333	(14,133)	20,777
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	45,648	59,781	39,004

CASH AND CASH EQUIVALENTS AT END OF YEAR	$96,981	$45,648	$59,781

See accompanying notes which are an integral part of these consolidated financial statements.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Notes to Consolidated Financial Statements

1. Business and Operations

Leslie’s Poolmart, Inc. (“Leslie’s” or the “Company”) is a specialty retailer of swimming pool supplies and related products. As of October 3, 2009, the Company markets its products under the trade name Leslie’s Swimming Pool Supplies through 622 retail stores in 35 states and through mail order catalogs sent to select swimming pool owners nationwide. The Company also repackages certain bulk chemical products for retail sale. The Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the quarters ending in June and September.

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

Note Offering

On January 25, 2005, the Company issued an aggregate of $170.0 million principal amount of the Senior Notes. The net proceeds from the offering of the 7 3/4% notes, together with borrowings under an amended credit facility, proceeds from the issuance of equity securities and cash on hand, were used to complete the 2005 Recapitalization and repurchase the outstanding 10 3/8% notes that were tendered in the Tender Offer. Subsequent to the initial private placement of the 7 3/4% notes, the notes were exchanged for new registered 7 3/4% Senior Notes, Series B, in June 2005, pursuant to an exchange offer.

Notes to Consolidated Financial Statements (continued)

The 2005 Recapitalization was accounted for as a series of equity transactions and there was no change in the accounting basis for the Company’s recorded assets and liabilities. Accordingly, no goodwill or other intangible assets were recorded related to the 2005 Recapitalization.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include Leslie’s Poolmart, Inc., and its wholly owned subsidiaries, LPM Manufacturing Inc., Sandy’s Pool Supply, Inc. and Blackwood & Simmons, Inc. All significant inter-company transactions and accounts have been eliminated.

Operating Segments

FASB establishes standards for the way that public companies report information about operating segments in annual financial statements and establishes standards for related disclosures about product and services, geographic areas and major customers. The Company has reviewed the standard and determined that we have a single reportable segment.

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to September 30. The fiscal year ended on October 3, 2009, included 53 weeks and the fiscal years ended September 27, 2008 and September 29, 2007 each included 52 weeks.

Cash and Cash Equivalents

The Company considers all investments with a remaining maturity of three months or less when purchased to be cash equivalents.

Short-term Investments

Management determines the appropriate classification of its investments in marketable debt and equity securities at the time of purchase. Securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in a separate component of stockholder’s equity, if material. On an ongoing basis, the Company evaluates its debt securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge would be recorded and a new cost basis in the investment is established. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains and losses and interest and dividends on securities are included in interest income. The cost of securities sold is based upon the specific identification method. Securities classified as available for sale include both securities due within one year and securities with maturity dates beyond one year.

Fair Value of Financial Instruments

The Company’s carrying amounts of cash and cash equivalents approximate fair value due to the short maturity of those instruments. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses the established fair value hierarchy that ranks the quality and reliability of the information used to determine fair values. The fair value of marketable securities is determined based on quoted market prices, which approximate fair value.

Notes to Consolidated Financial Statements (continued)

The fair value of the Senior Notes due 2013 (“the Notes”) using quoted market prices as of October 3, 2009 was $156.7 million and as of September 27, 2008 was $147.2 million. The carrying amounts of other long-term debt approximate fair value because either the interest rate fluctuates based on market rates or interest rates appear to approximate market rates for similar instruments. The fair value estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Accounts and other receivables, net

Accounts and other receivables include vendor rebate receivables of $6.8 million and $5.7 million as of October 3, 2009 and September 27, 2008, respectively. The Company recognizes consideration received from vendors at the time its obligations to purchase products or perform services have been completed. These items are recorded as a reduction of inventory until we sell the product, at which time such rebates reduce cost of goods sold in the statement of operations.

Allowance for Doubtful Accounts

Payment terms for trade receivables generally range from 30 to 90 days depending on the circumstances of each transaction or billing contract. Any payments not received within the agreed upon due date are considered past due.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Such allowance is computed based upon a specific customer account review of larger customers and balances past due. The Company’s assessment of its customers’ ability to pay generally includes direct contact with the customer, investigation into customers’ financial status, as well as consideration of customers’ payment history with the Company. If the Company determines, based on its assessment, that the Company’s customers will be unable to pay, the Company will charge off the account receivables to the allowance for doubtful accounts.

Accounts and other receivables include allowances for doubtful accounts, which consists of the following:

(Dollar amounts in thousands)	Balance at beginning of period	Additions	Deductions	Balance at end of period
		Charged to costs and expenses	Write-off of bad debts
Balance at September 29, 2007	$776	2	(188)	$590
Balance at September 27, 2008	$590	97	(119)	$568
Balance at October 3, 2009	$568	185	(105)	$648

Inventories, Net

Inventories are stated at the lower of cost or market. The Company values inventory using the weighted average method. The Company tests for obsolete inventory and records appropriate reserves. When an inventory item is sold or disposed, the associated reserve is adjusted at that time.

Inventory reserves consist of the following:

(Dollar amounts in thousands)	Balance at beginning of period	Additions	Deductions	Balance at end of period
		Charged to costs and expenses	Sale and disposal of inventories
Balance at September 29, 2007	$2,930	159	(243)	$3,332
Balance at September 27, 2008	$3,332	256	(456)	$3,132
Balance at October 3, 2009	$3,132	14	(564)	$2,582

Notes to Consolidated Financial Statements (continued)

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

Depreciation and amortization are computed using the straight-line method (considering appropriate salvage values) and leasehold improvements are amortized over the life of the initial lease term. These charges are based on the following estimated average useful lives:

Buildings and improvements	5-39 years
Vehicles, machinery and equipment	3-10 years
Aircraft	5-10 years
Office furniture and equipment	3-7 years
Leasehold improvements	5-10 years, not to exceed the lease life, including expected renewals

The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill and Other Intangibles

Goodwill represents the excess of the cost of an acquired business over the estimated fair market value of the acquired net assets. The goodwill balance is $7.5 million at October 3, 2009 and September 27, 2008. The Company tests goodwill for impairment on an annual basis. The Company completed its goodwill impairment test during the fourth quarter of fiscal 2009 and fiscal 2008 and determined there was no impairment in either year. Other intangibles are comprised of costs associated with acquiring the mailing addresses for the Company’s customer database, which is used for purposes of market research, new store location decisions, customer research and in the Company’s ongoing advertising efforts. For the years ending October 3, 2009 and September 27, 2008, the gross amount capitalized on the balance sheet for mailing addresses was $1.2 million and $1.1 million, respectively and the accumulated amortization was $0.5 million and $0.5 million, respectively. These other intangibles are amortized over a 15 year period and the annual amortization for the next five years is expected to be approximately $60,000 each year.

Deferred Financing Costs

In connection with issuing the Senior Notes due 2013 (see Note 8) and entering into a credit agreement in in 2005, as further amended in 2009, the Company paid an aggregate of $8.3 million in financing costs that are being deferred and amortized over the lives of the corresponding agreements. The deferred finance cost balance recorded at October 3, 2009 and September 27, 2008 was net of accumulated amortization of $4.2 million and $3.2 million, respectively.

Income Taxes

The Company provides for deferred income taxes relating to temporary timing differences in the recognition of income and expense items for financial and tax reporting purposes. The Company and its subsidiaries are included in the consolidated federal income tax return and certain state income tax returns of Holdings. The Company’s financial statements recognize the current and deferred income tax consequences that result from the

Notes to Consolidated Financial Statements (continued)

Company’s activities during the current and preceding periods, as if the Company were a separate taxpayer rather than a member of Holding’s consolidated income tax return group.

In 2007, the Company adopted the authoritative accounting guidance related to the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized.

Sales

Revenue on retail sales is recognized upon purchase by the customer. Revenue on services is recognized as services are performed and the fee is fixed or determinable and collection is probable. Terms are customarily FOB shipping point or point of sale, net of related discounts. The Company does not provide an estimated allowance for sales returns as they are immaterial.

Cost of Sales

Included in cost of sales are the costs of services and purchased goods, chemical repackaging costs, related distribution costs and occupancy costs related to retail locations. The Company recognizes consideration received from vendors at the time the obligations to purchase products or perform services have been completed. These items are recorded as a reduction in cost of goods sold in the statement of operations.

Shipping and Handing Costs

The Company records shipping and handling costs paid by customers as revenue. The costs for shipping and handling are charged to cost of sales.

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the years ended October 3, 2009, September 27, 2008 and September 29, 2007, was approximately $8.5 million, $8.4 million, and $8.7 million, respectively. For the years ending October 3, 2009, September 27, 2008 and September 29, 2007, the Company’s recorded advertising expense was shown net of cooperative advertising of $0.9 million, $0.8 million and $0.7 million, respectively.

Stock Based Compensation

Holdings, and prior to the 2007 Reorganization, the Company, may grant stock options for a fixed number of shares of Holdings to the Company’s employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. In 2007, the Company adopted the authoritative accounting guidance related to new awards and to awards modified, repurchased or cancelled after September 29, 2007. Awards granted after September 29, 2007 are valued at fair value and are recognized on a straight line basis over the service periods of each award. Compensation cost for the unvested portion of awards outstanding is recognized as the requisite service is rendered.

As of the 2007 Reorganization, the 2005 Plan and related agreements were assumed by Holdings. All grants from and after the 2007 Reorganization of options under the 2005 Plan are for equity of Holdings and not the Company, but will be recorded as an expense by the Company. During the second quarter of 2007 and pursuant to the 2005 Plan, Holdings’ board of directors approved the acceleration of the vesting of all outstanding stock options to purchase shares of common stock of Holdings. The fair value of the awards immediately before the modification of the vesting was the same value as the fair value after the modification took effect. Accordingly,

Notes to Consolidated Financial Statements (continued)

no compensation expense was recorded related to the acceleration of the options. All of the options granted prior to 2008 were exercised in February of 2007 after the 2007 Reorganization.

In fiscal 2009, the board of directors of Holdings approved grants of options to a number of key individuals of the Company. These options to purchase approximately 405,000 shares of Holdings common stock vest over a five year period at a rate of 20% annually on each anniversary of the date of grant.

For the years ending October 3, 2009 and September 27, 2008, the Company’s recognized share-based compensation expense of $177,000 and $77,000, respectively. No share-based compensation expense was recorded during fiscal year 2007.

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

Classification of Cost of merchandise and services sold

During fiscal 2009, management reviewed its classification of certain expenses on its Consolidated Statement of Operations. Previously, the Company reported occupancy costs attributed to its retail locations in selling, general and administrative expenses. The Company now reports occupancy costs attributed to its retail locations in cost of merchandise and services sold and has made conforming reclassification adjustments to previous periods presented.

For fiscal 2008 and 2007, the change in classification results in an increase of cost of merchandise and services sold of approximately $60.0 million and $56.3 million, respectively, with a corresponding decrease in gross profit and selling, general and administrative expenses.

Classification of occupancy costs attributed to retail locations varies within the Company’s industry and management believes the new classification more closely reflects the nature of these expenses and will result in an improved financial statement presentation. The reclassifications had no effect on net income and are presented below for the periods affected (in thousands):

	Fiscal 2008
(Dollar amounts in thousands)	Before reclassification	Reclassification	After reclassification
Cost of merchandise and services sold	$235,678	$60,049	$295,727
Gross profit	253,140	(60,049)	193,091
Selling, general and administrative expense	173,294	(60,049)	113,245

	Fiscal 2007
(Dollar amounts in thousands)	Before reclassification	Reclassification	After reclassification
Cost of merchandise and services sold	$232,749	$56,253	$289,002
Gross profit	236,133	(56,253)	179,880
Selling, general and administrative expense	166,274	(56,253)	110,021

Notes to Consolidated Financial Statements (continued)

Recent Accounting Pronouncements

In December 2007, the FASB issued guidance relating to business combinations and requires the acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The new accounting guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company must adopt this standard for its 2010 fiscal year. The effects of the adoption of this standard will have an impact on all future acquisitions beginning in 2010.

In May 2009, the FASB issued general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. The Company has evaluated subsequent events through the date of issuance, December 23, 2009 and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

In June 2009, the FASB issued guidance related to the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles. This topic is effective for interim and annual reporting periods ending after September 15, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The fair value of short-term investments was determined using quoted prices in active markets for identical assets (Level 1). As of October 3, 2009 and September 27, 2008, amortized cost of the Company’s short-term investments equaled fair value. Accordingly, there were no unrealized gains and losses as of October 3, 2009 and September 27, 2008.

There were no sale of available-for-sale securities for the years ended October 3, 2009, September 27, 2008 and September 29, 2007.

The Company’s short-term investments consisted of the following October 3, 2009 and September 27, 2008:

(Dollar amounts in thousands)	October 3, 2009	September 27, 2008
U.S. government and agency debt securities	$—	$19,899

Total short-term investments	$—	$19,899

At October 3, 2009, all of the Company’s U.S. government and agency debt securities mature within fiscal year 2010.

Notes to Consolidated Financial Statements (continued)

4. Inventories

Inventories consist of the following:

(Dollar amounts in thousands)	October 3, 2009	September 27, 2008
Raw materials and supplies	$1,411	$4,579
Finished goods	67,523	82,005

Total inventories	$68,934	$86,584

5. Property, Plant and Equipment

Property, plant and equipment consists of the following:

(Dollar amounts in thousands)	October 3, 2009	September 27, 2008
Land	$5,865	$5,865
Buildings	8,313	8,058
Vehicles, machinery and equipment	8,405	7,510
Aircraft	13,200	4,876
Leasehold improvements	74,006	69,634
Office furniture, equipment and other	49,905	48,209
Construction-in-process	645	531

	160,339	144,683
Less—accumulated deprecation and amortization	(111,628)	(102,609)

Total property, plant and equipment	$48,711	$42,074

6. Accrued expenses

Accrued expenses consist of the following:

(Dollar amounts in thousands)	October 3, 2009	September 27, 2008
Accrued payroll and employee benefits	$10,426	$8,494
Self insurance reserves	8,569	8,350
All other current liabilities	21,520	20,137

Total accrued expenses	$40,515	$36,981

7. Loan and Security Agreement/Assets Subject to Lien

On September 30, 2009 the Company entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with the lenders noted therein and Wells Fargo Retail Finance LLC as agent for the lenders. The Loan Agreement provides for the extension by the lenders of revolving loans and other financial accommodations in an aggregate principal amount of $50.0 million, which may be increased to a maximum of $75.0 million upon request of the borrowers and subject to agreement by existing or new lenders to undertake the incremental lending commitment. The Loan Agreement was and will be used to refinance the existing credit facility and for general corporate purposes. A portion of the Loan Agreement is available for letters of credit. The obligations under the Loan Agreement are secured by a lien on substantially all of the Company’s assets.

Notes to Consolidated Financial Statements (continued)

Borrowings under the Loan Agreement bear interest at the lender’s Base Rate (as defined in the Loan Agreement) or at the Eurodollar Rate (as defined in the Loan Agreement), in each case plus the applicable margin rate. The applicable margin rate will be adjusted quarterly based on the Company’s Leverage Ratio (as defined in the Loan Agreement). The applicable margin for the Loan Agreement is initially 2.25% with respect to Base Rate loans and 3.25% with respect to Eurodollar Rate loans.

In addition, the Company is obligated to pay the lender a commitment fee equal to 0.50% per annum of the average availability for any quarter in which the average availability was less than 50%, and equal to 0.75% per annum for any quarter where the average availability was 50% or more, payable quarterly in arrears; the fee currently applicable is 0.75% per annum. The Company is also obligated to pay a commission on all outstanding letters of credit as well as customary administrative, issuance, fronting, amendment, payment and negotiation fees.

The Loan Agreement contains customary representations and warranties, covenants and conditions to borrowing. There can be no assurance that the conditions to borrowing under the Loan Agreement will be satisfied.

The Loan Agreement requires the maintenance of certain quarterly financial and operating ratios and covenants, including minimum calculated EBITDA levels, fixed charge coverage ratio, and leverage ratio. Also, the Loan Agreement contains customary events of default, including default upon the nonpayment of principal, interest, fees or other amounts or the occurrence of a change of control.

No amounts are outstanding on the Loan Agreement as of October 3, 2009 and September 27, 2008.

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

(Dollar amounts in thousands)	October 3, 2009	September 27, 2008
Senior notes	$170,000	$170,000
Unamortized discount	(595)	(768)
Notes redeemed	(6,162)	(2,232)

Total Senior notes, net	$163,243	$167,000

Under the Registration Rights Agreement, the Company agreed to use its best efforts to register notes having substantially identical terms as the Notes with the Securities and Exchange Commission as part of an

Notes to Consolidated Financial Statements (continued)

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

9. Leases

The Company leases certain store, office, distribution and manufacturing facilities under operating leases which expire at various dates through 2018. Lease agreements generally provide for increases related to cost of living indices and require the Company to pay for property taxes, repairs and insurance. Future annual minimum lease payments at October 3, 2009 are as follows:

(Dollar amounts in thousands)
2010	$41,720
2011	34,807
2012	27,802
2013	19,328
2014	10,764
Thereafter	5,536

$139,957

Certain leases are renewable at the option of the Company for periods of one to ten years. Rent expense charged against income totaled $40.2 million, $38.4 million, and $35.9 million in fiscal years 2009, 2008 and 2007 respectively. Only three leases provided for rent contingent on sales exceeding specific amounts.

10. Income Taxes

The provision for income taxes is comprised of the following:

(Dollar amounts in thousands)	Fiscal 2009	Fiscal 2008	Fiscal 2007
Federal:
Current	$23,803	$22,233	$16,899
Deferred (benefit)	(330)	(314)	1,517

	$23,473	$21,919	$18,416

State:
Current	$4,714	$4,170	$3,963
Deferred (benefit)	(65)	(60)	356

	4,649	4,110	4,319

Total	$28,122	$26,029	$22,735

Notes to Consolidated Financial Statements (continued)

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows:

(Dollar amounts in thousands)	Fiscal 2009	Fiscal 2008	Fiscal 2007
Federal income tax at statutory rate	$26,025	$23,277	$19,236
Permanent differences	103	67	617
State taxes, net of federal benefit	3,142	2,662	2,898
Reversal of tax position	(1,255)	—	—
Other	107	23	(16)

	$28,122	$26,029	$22,735

The tax effect of temporary differences, which give rise to significant portions of the deferred tax asset, are summarized below.

	Fiscal 2009		Fiscal 2008
(Dollar amounts in thousands)	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, plant and equipment	$6,073	$—	$5,234	$—
Inventory	1,473	—	1,908	—
Reserves and other accruals	2,296	—	2,221	—
Deferred rent	1,232	—	1,359	—
Compensation accruals	468	—	425	—

	$11,542	$—	$11,147	$—

The Company, either through Holdings, or prior to the 2007 Reorganization, on its own files income tax returns in the United States federal jurisdiction and various state jurisdictions. Our income tax returns are audited by federal and state tax authorities. We are currently under examination by the Internal Revenue Service for the 2007 tax year. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. While we believe our positions comply with applicable laws, we periodically evaluate exposures associated with our tax filing positions. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by taxing authorities for years before 2006.

In June 2006, authoritative guidance was issued prescribing a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its tax returns. The Company adopted this guidance effective September 30, 2007. The gross amount of unrecognized tax benefit at October 3, 2009 is $213,000 of which approximately $8,000 would impact the Company’s effective tax rate were it to be recognized. The following table summarizes the activity related to the Company’s unrecognized tax benefits (dollars in thousands):

Balance at September 27, 2008	$1,370
Reductions for positions of prior years	(1,147)
Reductions due to lapse of statute of limitations	(10)

Balance at October 3, 2009	$213

The Company recognizes interest and penalties related to uncertain tax benefits in the income tax provision. The Company had approximately $35,000 and $210,000 of accrued interest and penalties at October 3, 2009 and September 27, 2008, respectively.

Notes to Consolidated Financial Statements (continued)

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

The Company’s workers’ compensation insurance program, general liability insurance program and employee group medical plan has self-insurance retention features of $0.3 million, $0.3 million and $0.2 million per incident, respectively. As of October 3, 2009 and September 27, 2008, the Company had standby letters of credit outstanding in the amounts of $4.3 million and $5.7 million, respectively, for the purpose of securing such obligations under its workers’ compensation self insurance programs.

12. 401(k) Plan

The Company provides for the benefit of its employees a voluntary retirement plan under Section 401(k) of the Internal Revenue Code. During 2009, the plan covered all eligible employees and provided for a matching contribution by the Company of 50% of each participant’s contribution up to 4% of the individual’s compensation as defined. The expenses related to this program were $0.6 million, $0.6 million and $0.6 million for fiscal years 2009, 2008 and 2007 respectively.

13. Equity Transactions

Preferred and Common Stock

The Company became a subsidiary of Holdings pursuant to the 2007 Reorganization. As a result of the 2007 Reorganization, each share of outstanding common stock of the Company was converted into one share of common stock of Holdings, and each share of outstanding 10% senior redeemable exchangeable cumulative preferred stock of the Company was converted into one share of 10% senior redeemable exchangeable cumulative preferred stock of Holdings with the same rights, privileges, and preferences, including as to liquidation. The conversion of the 10% senior redeemable exchangeable cumulative preferred stock of the Company for similar stock of Holdings was accounted for as contributed capital to the Company, given that the assumption of the obligation by Holdings without recourse to the Company had the effect of extinguishing the rights of the preferred stockholders and the resulting obligation. In fiscal 2009, the preferred shares were exchanged into junior subordinated notes with an 11% interest rate, due in 2019.

14. Related Party Transactions

The Company currently has a Management Services Agreement with Leonard Green & Partners, L.P. (“LGP”). The Management Services Agreement provides that the Company will pay LGP an annual fee of $1.0 million for ongoing management, consulting and financial services. In addition, the Management Services Agreement provides that LGP may provide the Company with financial advisory or investment banking services in connection with major financial transactions, and LGP will be paid a customary fee for such services. The Management Services Agreement will terminate on the earlier of (a) the tenth anniversary of its execution dated January 25, 2005; provided that the agreement will automatically extend for one year periods thereafter unless either the Company or LGP gives the other three months prior notice of termination, (b) the consummation of a change of control, including the date that LGP affiliates hold 40% or less of the Company’s shares and (c) the consummation of a public offering of the Company’s common stock in an aggregate offering amount of at least $50 million or as a result of which at least 15% of the Company’s shares of common stock is publicly traded. In the event of the Company’s bankruptcy, liquidation, insolvency or winding-up, the payment of all accrued and

Notes to Consolidated Financial Statements (continued)

unpaid fees pursuant to the Management Services Agreement is subordinated to the prior payment in full of all amounts due and owing under the indenture governing the notes.

During the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007, the Company paid management fees to LGP in the amount of $1.0 million, $1.0 million and $1.0 million respectively.

During February of 2007, the Company’s parent, Holdings consummated a privately placed financing transaction. The Company does not guarantee or pledge support for this financing, nor were any of the proceeds made available to the Company, and therefore, the Company’s financial statements do not reflect the debt and its related costs. Holdings issued $310 million in senior notes due in 2017 and $100 million of preferred equity. The interest rate on the senior notes is 10.5% cash or 11.5% PIK, at Holdings’ option. The notes are non-callable for two years and have other covenants and terms that are customary for high yield issues. The preferred shares had a dividend rate of 11% and were exchangeable into debt under certain circumstances. In fiscal 2009, the preferred shares were exchanged into junior subordinated notes with an 11% interest rate, due in 2019. The Company is not required to service any obligation of Holdings and the sole source of funds that might be provided by the Company would be in the form of dividends to Holdings.

15. Stock Based Compensation Plans

In August 2005, Leslie’s board of directors adopted its 2005 Incentive Stock Option Plan (the “2005 Plan”), and reserved 1,300,000 shares of nonvoting common stock for issuance thereunder. As of the 2007 Reorganization, the 2005 Plan and related agreements were assumed by Holdings. Any future grants of options subsequent to the 2007 Reorganization will be for equity of Holdings and not the Company. During the second quarter of 2007 and pursuant to the 2005 Plan, Holdings’ board of directors approved the acceleration of the vesting of all of the then outstanding stock options to purchase shares of common stock of Holdings. The fair value of the awards immediately before the modification of the vesting was the same value as the fair value after the modification took effect. Accordingly, no compensation expense was recorded under accounting guidance related to the acceleration of the options.

All outstanding options were exercised in February of 2007 after the 2007 Reorganization, which gave rise to a tax benefit of approximately $2.1 million attributed to the Company. Given that the tax benefit meets the realization criteria of the applicable accounting guidance, the benefit has been recorded as a credit to equity since the entire benefit exceeded the recorded expense of zero. The Company did not otherwise grant or modify any share-based compensation during the 52 weeks ended September 29, 2007.

In fiscal 2008, the board of directors of Holdings approved grants of options to a number of key individuals of the Company. These options to purchase approximately 438,000 shares of Holdings common stock vest over a five year period at a rate of 20% annually on each anniversary of the date of grant.

In fiscal 2009, the board of directors of Holdings approved grants of options to a number of key individuals of the Company. These options to purchase approximately 405,000 shares of Holdings common stock vest over a five year period at a rate of 20% annually on each anniversary of the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model which requires the use of a number of assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the historical volatility of our stock. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms and vesting schedules. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. We have not paid dividends in the past and do not plan to pay any dividends in the near future to ultimate shareholder who hold the type of security subject to the option arrangement. The accounting guidance also

Notes to Consolidated Financial Statements (continued)

requires us to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on our historical experience. The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Expected volatility	45.5%	47.8%	N/A
Risk-free interest rate	2.6%	3.4%	N/A
Dividend yield	0.0%	0.0%	N/A
Expected life (in years)	5.0	5.0	N/A
Weighted average fair value per option granted	$1.25	$1.05	N/A

As there were no grants in fiscal 2007, the valuation assumptions are not applicable.

A summary of option activities for all plans is as follows:

	Fiscal 2009		Fiscal 2008		Fiscal 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	438,000	$2.30	—	$—	1,233,500	$1.91
Granted	405,000	2.90	438,000	2.30	—	—
Exercised	—	—	—	—	—	—
Cancelled	(9,000)	2.30	—	—	—	—
Assigned to Leslie’s Holdings, Inc.	—	—	—	—	(1,233,500)	1.91

Outstanding at end of year	834,000	$2.59	438,000	$2.30	—	$—

Exercisable at end of year	86,300	$2.30	—	$—	—	$—

In fiscal year 2009 and 2008, the fair value of the common stock underlying the 2005 Incentive Stock Option Plan options granted was determined to be $2.90 and $2.30, respectively, based on management’s estimate of an enterprise value of Holdings at the time of grant. No options were granted in fiscal 2007.

The total fair value of shares vested during fiscal 2009, 2008, and 2007 was approximately $91,000, $0 and $0, respectively.

The weighted average remaining contractual term of options outstanding and exercisable as of October 3, 2009 was 3.6 years and 3.1 years, respectively. The aggregate intrinsic value of options outstanding and exercisable as of October 3, 2009 was $0.3 million and less than $0.1 million, respectively. As of October 3, 2009, there was approximately $697,000 of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 3.6 years.

16. Supplemental Cash Flow Disclosures

The Company paid interest charges of $13.0 million, $13.4 million and $13.6 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. The Company paid income taxes of $28.6 million, $26.4 million and $20.5 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Income tax payments made subsequent to the 2007 Reorganization are made to Holdings given that the Company is included in the consolidated tax return for Holdings.

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

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 3, 2009 based on the criteria in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, we concluded that our internal control over financial reporting was effective as of October 3, 2009.

The annual report on internal control over financial reporting does not include an attestation report of our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in our annual report on Form 10-K for the year ended October 3, 2009.

Changes in Internal Control over Financial Reporting

In addition, there were no changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in the Company’s internal controls, and therefore there were no corrective actions taken.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors, executive officers and significant employees of the Company are as follows:

Name	Age	Positions
Lawrence H. Hayward	55	Chairman of the Board and Chief Executive Officer
Steven L. Ortega	48	Executive Vice President, Chief Financial Officer and Director
Michael L. Hatch	56	President, Chief Operating Officer and Director
Edward C. Agnew	70	Director
John M. Baumer	42	Director
John G. Danhakl	53	Director
Michael J. Fourticq	65	Director
Rick D. Carlson	45	Senior Vice President, Commercial, Service and Logistics
Brian P. Agnew	44	Senior Vice President, Store Operations
Craig A. Wright	46	Senior Vice President, Chief Information Officer

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

Michael J. Fourticq became a director of the Company in June 1997. He also served as Chairman of the Board of Directors from May 1988 until January 2000. Between May 1988 and August 1992, he served as the Company’s Chief Executive Officer. From 1995 to 2001, Mr. Fourticq had been the Chairman and Chief Executive Officer of Brown Jordan International, a leading manufacturer of outdoor and casual furniture products. Since 1985 he has been the general partner of Hancock Park Associates, which is the general partner and affiliate of several investment partnerships. Mr. Fourticq is also on the board of directors of Gordon Biersch.

Rick D. Carlson is Senior Vice President of Commercial, Service and Logistics of the Company. Mr. Carlson has over 18 years of retail experience and has been with the Company since February of 2000 when he joined the team as Vice President of Logistics. Most recently Mr. Carlson was the General Manager of the Alaska Division of Totem Ocean Trailer Express. From 1995 until 1999, he was the Director of Transportation and Freight Operations of Carr Gottstein Foods Co., Alaska’s largest food and drug retailer and wholesale provider. Prior to that time he held several management positions at Buttrey Food and Drug Co.

Brian P. Agnew became Senior Vice President, Store Operations on September 29, 2005. Brian Agnew is a 20 year retail veteran and was previously the regional Vice President of Operations in the Company’s Southeast Region from September 2003 through October 2005. From May 2003 through September 2003 he held the position of District Manager with the Company. Prior to joining Leslie’s, Brian Agnew held several management positions in the retail grocery industry with Jewel Foods, American Stores Company and Albertson’s, Inc. Brian Agnew is the son of Edward C. Agnew, who has served as a director of the Company since December 2002.

Craig A. Wright is Senior Vice President, Chief Information Officer of the Company. Mr. Wright joined the Company in April of 2008 as Vice President Direct Marketing and assumed the role of SVP and CIO in March of 2009. Prior to joining the Company, Mr. Wright was the Senior Vice President of National Sales and Logistics for Millard Refrigerated Services, one of the largest third-party providers of refrigerated warehouse and distribution in the United States. From 1981 to 1998, Mr. Wright held progressive management roles with Buttrey Food and Drug Co., including Vice President of Merchandising & Distribution.

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

The following Compensation Discussion and Analysis details the Company’s strategy and practices for compensating our NEOs, who in fiscal 2009 were:

Name	Title
Lawrence H. Hayward	Chief Executive Officer and Chairman of the Board
Steven L. Ortega	Chief Financial Officer, EVP and Director
Michael L. Hatch	President, Chief Operating Officer and Director
Craig A. Wright	Senior Vice President, Chief Information Officer
Rick D. Carlson	Senior Vice President, Commercial, Service and Logistics

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

Elements of Executive Compensation

The elements of the Company’s compensation are comprised of:

•	Base salary;

•	At risk variable bonuses tied to the Company’s performance;

•	Benefits and other perquisites; and

•	Severance and other post-termination payments as defined in certain of the NEOs’ employment agreements.

What the Compensation Element is Designed to Reward and How It Relates to the Objectives

Each pay element is designed to reward different results as shown below:

Compensation Element	Designed to Reward	Relationship to the Objectives
Base Salary	Experience, knowledge of the Company and industry, dedication to assigned job, and performance by the executive on behalf of the Company	Provides competitive pay to attract and retain talented NEOs

Bonus	Success in achieving the Company’s financial and operational goals	Motivate and reward executives to achieve the Company’s annual business objectives Provide competitive pay to attract and retain talented NEOs

Benefits and Other Perquisites	Initial and continued employment by the NEOs	Provide competitive compensation to attract and retain talented executives

Severance and Other Post-Termination Payments	Initial and continued employment by the executive	Provide competitive compensation to attract and retain talented executives

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

In fiscal 2009, the Board of Directors set $101.5 million as the annual EBITDA threshold before bonuses would be paid. Bonuses for NEOs were subject to a cap of 150% of the target bonus and bonuses were targeted in the following amounts:

Name	Target Bonus
Lawrence H. Hayward	70% of base salary
Steven L. Ortega	60% of base salary
Michael L. Hatch	60% of base salary
Craig A. Wright	35% of base salary
Rick D. Carlson	35% of base salary

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

Cash Allowance

Messrs. Hayward and Ortega’s employment agreements provide for the payment by the Company of an annual cash allowance for expenses, including those which may be considered partially or wholly personal in nature. The annual cash allowance is automatically increased annually by 5% from that paid in the prior year. In addition, Messrs. Hayward and Ortega are each entitled to a tax gross-up for any taxes related to his receipt of the cash allowance. In fiscal 2009, Mr. Hayward’s annual cash allowance was $60,775 and his gross-up amount was $34,268. In fiscal 2009, Mr. Ortega’s annual cash allowance was $18,191 and his gross-up amount was $11,396.

Personal Use of Corporate Aircraft

Pursuant to the terms of his employment agreement, Mr. Hayward is permitted to use the corporate aircraft for personal use at the Company’s expense. Further, he is entitled to a gross-up for any tax liability incurred in connection with this benefit up to a maximum reimbursement of $100,000 per year, subject to an annual increase of 5% per year. Mr. Hayward is authorized to permit use of the corporate aircraft, at his discretion, for Messrs. Ortega and Hatch. Messrs. Ortega and Hatch are entitled to a gross-up for any tax liabilities incurred in connection with this benefit.

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

Stock Option Awards

During fiscal 2009, the Board of Directors of Holdings approved grants of time-based options to a number of employees of the Company, including the NEO’s as follows:

Name	Number of Options Granted for Fiscal 2009
Lawrence H. Hayward	60,000
Steven L. Ortega	30,000
Michael L. Hatch	30,000
Craig A. Wright	22,500
Rick D. Carlson	10,000

The options vest over a five year period at a rate of 20% annually on each anniversary of the date of grant and have an exercise price of $2.90 per share. The fair value of the options granted was determined to be $2.90 based on management’s estimate of an enterprise value of Holdings at the time of grant. These option grants are included in the compensation tables below.

Additionally, in fiscal 2010, the Board of Directors of Holdings approved grants of time based options to a number of employees of the Company, including the NEOs as follows:

Name	Number of Options Granted for Fiscal 2010
Lawrence H. Hayward	80,000
Steven L. Ortega	30,000
Michael L. Hatch	100,000
Craig A. Wright	17,500
Rick D. Carlson	10,000

The options vest over a five year period at a rate of 20% annually on each anniversary of the date of grant and have an exercise price of $2.90 per share. The fair value of the options granted was determined to be $2.90 based on management’s estimate of an enterprise value of Holdings at the time of grant. These option grants are not included in the compensation tables below because they do not relate to compensation for fiscal 2009.

The Board of Directors determined to issue options to purchase shares of Holdings’ common stock in order to provide an incentive to the NEOs to remain in the employ of the Company and to align the NEOs interests with the shareholders of Holdings in order to maximize long-term value.

Compensation of the Named Executive Officers

The following tables show, for fiscal year 2009, compensation awarded or paid to, or earned by, our CEO, CFO, and three most highly compensated executive officers other than the CEO and CFO. We refer to these executives collectively herein as the Named Executive Officers or NEOs.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Grants ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)(1)	(g)(2)	(h)	(i)		(j)
Lawrence H. Hayward	2009	517,000	—	—	74,910	363,710	—	122,452	(3)	1,078,072
Chief Executive Officer and Chairman of the Board	2008 2007	517,000 517,000	— —	— —	42,034 —	373,480 496,521	— —	106,993 94,558		1,039,507 1,108,079

Steven L. Ortega	2009	330,750	—	—	37,455	199,442	—	52,631	(4)	620,278
Chief Financial Officer, EVP and Director	2008 2007	330,750 330,750	— —	— —	21,017 —	204,800 272,270	— —	33,405 31,754		589,972 634,774

Michael L. Hatch	2009	320,000	—	—	37,455	192,960	—	5,116	(5)	555,532
President, Chief Operating Officer and Director	2008 2007	320,000 320,000	— —	— —	21,017 —	198,144 263,421	— —	4,955 4,400		544,116 587,821

Craig A. Wright	2009	166,693	—	—	27,937	58,760	—	80,580	(5)	333,678
SVP, Chief Information Officer	2008	70,769	—	—	52,659	23,521	—	28		146,977

Rick D. Carlson	2009	170,000	—	—	12,485	61,092	—	4,182	(5)	237,857
SVP, Commercial, Service and Logistics	2008 2007	170,000 170,000	— —	— —	10,509 —	61,406 81,273	— —	4,620 4,400		246,535 255,673

(1)	The amounts reflect the dollar amount recognized for financial reporting purposes for the respective period of awards issued pursuant to the 2005 Stock Option Plan and includes amounts from awards granted in fiscal 2009 and in prior years. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts for the fiscal years ended October 3, 2009 are included in footnote 15 to our consolidated financial statements.
(2)	Bonuses are attributed to the year earned and are paid out after the conclusion of the fiscal year. For fiscal 2008, certain of the NEOs received their bonuses in November 2008 and others received their bonuses in January 2008. For Fiscal 2009, all of the NEOs received their bonuses in December 2009.
(3)	Represents (i) a cash allowance of $60,775 for 2009 for all expenses, including those that may be personal in nature, (ii) a gross up payment of $34,268 for 2009 related to the cash allowance, (iii) the Company’s matching contributions to Mr. Hayward’s 401(k) account, and (iv) the incremental cost of the Company’s aircraft used for non-business flights, which was valued for Mr. Hayward at $22,348. The incremental cost of the Company’s aircraft used for a non-business flight is calculated by multiplying the aircraft’s hourly variable operating cost by a trip’s flight time. The aircraft’s variable operating costs include: (1) Aircraft fuel and oil; (2) maintenance, parts and external labor; (3) landing, parking, passenger ground transportation, crew travel and flight planning expenses; and (4) supplies and catering expenses. Fixed costs that do not vary based upon usage are not included in the calculation of variable operating cost. On certain occasions, an NEO’s spouse, family member or guest may accompany the NEO on a flight. There are normally no incremental costs associated with such situations; however if there were incremental costs such costs would be reflected in the table above.
(4)	Represents (i) a cash allowance of $18,191 for 2009 for all expenses, including those that may be personal in nature, (ii) a gross up payment of $11,396 for 2009 related to the cash allowance, (iii) the Company’s matching contributions to Mr. Ortega’s 401(k) account, and (iv) the incremental cost of the Company’s aircraft used for non-business flights, which was valued for Mr. Ortega at $18,264. The incremental cost of the Company’s aircraft used for a non-business flight is calculated by multiplying the aircraft’s hourly variable operating cost by a trip’s flight time. The aircraft’s variable operating costs include: (1) Aircraft fuel and oil; (2) maintenance, parts and external labor; (3) landing, parking, passenger ground transportation, crew travel and flight planning expenses; and (4) supplies and catering expenses. Fixed costs that do not vary based upon usage are not included in the calculation of variable operating cost. On certain occasions, an NEO’s spouse, family member or guest may accompany the NEO on a flight. There are normally no incremental costs associated with such situations; however if there were incremental costs such costs would be reflected in the table above.
(5)	Represents the Company’s matching contributions to each NEO’s 401(k) account.

GRANT OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options ($)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)(1)	(h)
Lawrence H. Hayward	N/A	180,950	361,900	542,850	N/A	N/A	N/A
	11/17/2008	N/A	N/A	N/A	60,000	$2.90	74,910

Steven L. Ortega	N/A	99,225	198,450	297,675	N/A	N/A	N/A
	11/17/2008	N/A	N/A	N/A	30,000	$2.90	37,455

Michael L. Hatch	N/A	96,000	192,000	288,000	N/A	N/A	N/A
	11/17/2008	N/A	N/A	N/A	30,000	$2.90	37,455

Craig A. Wright	N/A	29,171	58,342	87,514	N/A	N/A	N/A
	11/17/2008	N/A	N/A	N/A	7,500	$2.90	9,364
	3/2/2009	N/A	N/A	N/A	15,000	$2.90	18,573

Rick D. Carlson	N/A	29,750	59,500	89,250	N/A	N/A	N/A
	11/17/2008	N/A	N/A	N/A	10,000	$2.90	12,485

(1)	In fiscal year 2009, the fair value of the common stock underlying the 2005 Incentive Stock Option Plan options granted was determined to be $2.90 based on management’s estimate of an enterprise value of the Company at the time of grant.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

Lawrence H. Hayward

The Company entered into an amended and restated employment agreement with Lawrence Hayward on June 15, 2007, for his employment as Chief Executive Officer and Chairman of the Board of the Company. On February 8, 2008, the Company restated and supplemented the Amended and Restated Employment Agreement with Mr. Hayward. Certain modifications were made to the agreement, including changes related to compensation in the event of termination of employment. Mr. Hayward’s Amended and Restated Agreement was amended on January 28, 2009 to provide for use of the corporate aircraft. The employment agreement expires on February 7, 2013 but shall automatically extend for successive one-year periods unless notice is provided in accordance with the terms of the employment agreement.

Under the employment agreement, the Company shall pay Mr. Hayward a salary at an annual rate of $517,000. Mr. Hayward shall also be eligible to participate in the Company’s bonus plan, with a target bonus for each year of not less than 70% of his base salary in effect at the end of such year. Under the employment agreement, the Company shall pay Mr. Hayward an annual cash allowance for expenses, which was $60,775 for 2009 (increased annually by 5%), that relates to his employment which might be considered partially or wholly personal in nature, and he is entitled to a tax gross-up for any taxes related to his receipt of the cash allowance. Mr. Hayward is permitted to use the corporate aircraft for personal use at the Company’s expense. Further, he is entitled to a gross-up for any tax liability incurred in connection with this benefit up to a maximum reimbursement of $100,000 per year, subject to an annual increase of 5% per year. Mr. Hayward is entitled to receive other benefits such as four (4) weeks of vacation each year, personal and sick leave, insurance and other benefits consistent with the then-current policies of the Company and equal to those benefits extended to the most senior executives of the Company. Mr. Hayward’s employment agreement also contains non-solicitation and confidentiality covenants and provides that Mr. Hayward serves as a Director at the will of the Company’s Board of Directors.

Steven L. Ortega

The Company entered into an amended and restated employment agreement with Steven Ortega on June 15, 2007, for his employment as Executive Vice President and Chief Financial Officer of the Company. The employment agreement provides for a minimum base salary of no less than $330,750 annually. Mr. Ortega is also eligible to participate in the Company’s bonus plan with a target bonus of at least 60% of his base salary in effect for the fiscal year. The bonus plan shall provide for a minimum bonus of 50% of target upon achievement of threshold performance. Mr. Ortega is also entitled to receive prompt reimbursement for all expenses reasonably and necessarily incurred by him in performing his duties. Under the employment agreement, Mr. Ortega is paid an annual cash allowance for expenses, which was $18,191 for 2009 (increased annually by 5%), that relates to his employment which might be considered partially or wholly personal in nature, and he is entitled to a tax gross-up for any taxes related to his receipt of the cash allowance. Mr. Ortega is eligible to participate in any medical, dental, life insurance, disability, retirement, profit-sharing, savings, stock option plan or stock-based compensation plan made generally available by the Company to executives. Additionally, he is eligible to receive vacation (not less than 4 weeks paid vacation per year) and sick leave. The employment agreement contains non-solicitation and confidentiality covenants and provides that Mr. Ortega will serve as a Director at the will of the Company’s Board of Directors. The employment agreement expires on April 22, 2010 but shall automatically extend for successive one-year periods unless notice is given in accordance with the employment agreement.

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

2005 Stock Option Plan

As of the 2007 Reorganization, all contractual rights and obligations relating to the Company’s 2005 Stock Option Plan (the “2005 Plan”) and related agreements were assumed by Holdings. During the second quarter of 2007 and pursuant to the 2005 Plan, Holdings’ board of directors approved the acceleration of the vesting of all outstanding stock options to purchase shares of common stock of Holdings. The fair value of the awards immediately before the modification of the vesting was the same value as the fair value after the modification took effect. All of the outstanding options were exercised in February of 2007 after the 2007 Reorganization and all exercises by the NEOs are reflected in the table below. During fiscal 2008, our Named Executive Officers did not receive any grants of stock options or other stock awards. In November 2008, the Board of Directors of Holdings approved grants of time based options to a number of employees of the Company, including the NEOs. The options vest over a five year period at a rate of 20% annually on each anniversary of the date of grant.

Option Holdings

The following table includes certain information with respect to all options previously awarded to the executive officers named above that were outstanding as of October 3, 2009.

OUTSTANDING EQUITY AWARDS AT OCTOBER 3, 2009

	Number of Securities Underlying Unexercised Options (#)(1)		Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Lawrence H. Hayward	8,000	32,000	$2.30	11/7/17
	—	60,000	$2.90	11/17/18
Steven L. Ortega	4,000	16,000	$2.30	11/7/17
	—	30,000	$2.90	11/17/18
Michael L. Hatch	4,000	16,000	$2.30	11/7/17
	4,000	30,000	$2.90	11/17/18
Craig A. Wright	10,000	40,000	$2.30	05/20/18
	—	7,500	$2.90	11/17/18
	—	15,000	$2.90	3/2/19
Rick D. Carlson	2,000	8,000	$2.30	11/7/17
	—	10,000	$2.90	11/17/18

(1)	All of the options in the table were granted ten years prior to the expiration date and vest over a five year period at a rate of 20% annually on each anniversary of the date of grant.

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

Michael L. Hatch

Pursuant to Mr. Hatch’s employment agreement, if the Company terminates Mr. Hatch’s employment for any reason other than under its retirement policy, upon Mr. Hatch’s death or disability, or for Just Cause, then the Company shall pay him a lump sum amount equal to his current annual salary and target bonus, less normal withholdings and will reimburse Mr. Hatch for a period of twelve (12) months after termination for his health and medical-care insurance coverage.

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

Potential Payments Upon Termination or Change in Control

The following table sets forth potential payments for each Named Executive Officer in the event of various termination circumstances. This presentation assumes termination has occurred on the last business day of fiscal 2009. Due to uncertainties inherent in this estimation process, it is possible actual payments may vary from these estimates.

Name	Termination by the Company other than for Death, Disability or Cause		Resignation by the NEO for Good Reason		Voluntary Resignation by the NEO	Retirement	Death		Disability		Termination by NEO after a Change in Control
Lawrence H. Hayward	$2,218,000	(1)	$2,218,000	(1)	—	—	$2,293,000	(2)	$2,516,000	(2)	$2,218,000	(3)
Steven L. Ortega	$1,093,900	(4)	$1,093,900	(4)	—	—	198,450	(5)	—		—
Michael L. Hatch	$524,000	(6)	—		—	—	—		—		—
Craig A. Wright	—		—		—	—	—		—		—
Rick D. Carlson	—		—		—	—	—		—		—

(1)	Comprised of (i) 200% of (x) Mr. Hayward’s base salary in effect at the time of termination and (y) the greater of his target bonus for such year and the average of his bonuses for the prior five years, (ii) an amount equal to the corporate and individual premiums for, health and medical-care insurance coverage of Mr. Hayward and his spouse for the remainder of their respective lives and for Mr. Hayward’s dependents until they each reach the age of 21 years old.
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
(3)	Comprised of all amounts set forth in footnote (1) above. In addition, Mr. Hayward is entitled to a tax gross-up if excise taxes are imposed as a result of any payment made under the agreement. If Mr. Hayward had been terminated following a Change in Control on the last day of fiscal year 2009, there would have been no gross-up payments.
(4)	Comprised of (i) 200% of Mr. Ortega’s base salary in effect at the time of termination, (ii) 200% of his target bonus for such year, (iii) an amount equal to the monthly premium payable by Mr. Ortega for health and medical insurance coverage for him and his dependents for eighteen months, and (iv) an estimate of the costs of providing Mr. Ortega with the career transition and outplacement services set forth in his employment agreement.
(5)	If Mr. Ortega’s employment terminates on account of death, he will receive his target bonus for the fiscal year in which he died.
(6)	Comprised of (i) Mr. Hatch’s annual salary at the time of termination, (ii) his target bonus for such year, and (iii) an amount equal to the monthly premium payable by Mr. Hatch for health and medical insurance coverage for him and his dependents for twelve months.

Directors’ Compensation

The following table lists each of our directors, who is not also an NEO. Generally, Directors do not receive any compensation for their service on the Company’s Board of Directors other than reimbursement for reasonable out-of-pocket expenses incurred in connection with attending meetings. However, during fiscal 2009, Mr. Edward Agnew received $4,000 for each quarterly meeting of the Company’s Board of Directors.

Non-employee directors also are eligible to receive grants of stock options pursuant to the discretion of the Board of Directors. During 2009, Mr. Edward Agnew was granted an option to purchase 15,000 shares of Leslie’s Holding’s Inc. common stock at a price equal to the fair market value at the time of the award of $2.90 per share. This option award vests 20% each year over a period of five years.

DIRECTOR COMPENSATION

For Fiscal Year Ended 2009

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)(1)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Edward C. Agnew	16,000	—	18,283	—	—	—	34,283
John M. Baumer	—	—	—	—	—	—	0
John G. Danhakl	—	—	—	—	—	—	0
Michael J. Fourticq	—	—	—	—	—	—	0

(1)	On May 2, 2009, Mr. Agnew was granted an option to purchase 15,000 shares of Leslie’s Holding’s Inc. common stock. All 15,000 shares were outstanding and no shares were exercisable as of October 3, 2009. The amount reflects the dollar amount recognized for financial reporting purposes for the respective period pursuant to the 2005 Stock Option Plan and includes amounts from awards granted in fiscal 2009. Assumptions used in the calculation of these amounts for the fiscal years ended October 3, 2009 are included in footnote 15 to our consolidated financial statements. At the end of the 2009 fiscal year, Mr. Agnew had 30,000 shares of option awards outstanding.

Compensation Committee Interlocks and Insider Participation

The Board of Directors of the Company does not have a compensation committee. The independent members of the Company’s Board of Directors sets compensation in executive session. None of our Named Executive Officers participated in discussions of the Board of Directors related to executive compensation in fiscal 2009.

Compensation Committee Report

The Company’s Board of Directors does not have a compensation committee. The Board of Directors of the Company reviewed and discussed with management the Compensation Discussion and Analysis set forth above for the 2009 fiscal year. As a result of this review and discussion, the Board of Directors approved the Compensation Discussion and Analysis for inclusion in this annual report.

BOARD OF DIRECTORS:	Lawrence H. Hayward (Chairman)
Steven L. Ortega
Michael L. Hatch
Edward C. Agnew
John M. Baumer
John G. Danhakl
Michael J. Fourticq

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Holdings beneficially owned 100% of the Company’s common stock as of October 3, 2009. Accordingly, Holdings owned 100% of the economic and voting power in the Company. The following table sets forth information as of October 3, 2009 with respect to (i) all persons known by us to be the beneficial owner of more than 5% of Holdings’ common stock; (ii) all executive officers; (iii) all directors; and (iv) all directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Shares Outstanding
Leslie’s Coinvestment, LLC(2)	9,152,403	21.0
John M. Baumer(2)(3)	33,867,730	77.6
John G. Danhakl(2)(3)	33,867,730	77.6
GCP California Fund, L.P.(3)	24,715,327	56.6
Michael J. Fourticq	732,270	1.7
Edward C. Agnew	—	—
Lawrence H. Hayward	3,050,000	7.0
Steven L. Ortega	920,000	2.1
Michael L. Hatch	420,000	1.0
Craig A. Wright	—	—
Rick D. Carlson	270,000	0.6
All executive officers and directors as a group (9 persons)	39,260,000	90.4

(1)	The address of Messrs. Fourticq, Hayward, Ortega, Hatch, Wright and Carlson is 3925 E. Broadway Road, Suite 100, Phoenix, Arizona 85040. The address of Leslie’s Coinvestment, LLC, GCP and Messrs. Baumer and Danhakl is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025. The address of Mr. Agnew is 22294 N. 79th Place Scottsdale, AZ 85255.
(2)	Leslie’s Coinvestment, LLC is a Delaware limited liability company managed by LGP. Each of Messrs. Jonathan D. Sokoloff, Peter J. Nolan, John D. Danhakl, Jonathan A. Seiffer, John M. Baumer and Timothy J. Flynn, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control LGP. Accordingly, for certain purposes, Messrs. Sokoloff, Nolan, Danhakl, Seiffer, Baumer and Flynn may be deemed to be beneficial owners of the shares of the Company’s common stock held or controlled by LGP. However, such individuals disclaim beneficial ownership of the securities held by LGP, except to the extent of their respective pecuniary interests therein.
(3)	GCP is a Delaware limited partnership managed by an affiliate of LGP, which is an affiliate of the general partner of GCP. Each of Messrs. Sokoloff, Nolan, Danhakl, Seiffer, Baumer and Flynn either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control the affiliate of LGP and such general partner. The affiliate of LGP and such general partner may be deemed to control the voting and disposition of the shares of the Company’s common stock owned by GCP. Accordingly, for certain purposes, Messrs. Sokoloff, Nolan, Danhakl, Seiffer, Baumer and Flynn may be deemed to be beneficial owners of the shares of the Company’s common stock held by GCP. However, such individuals disclaim beneficial ownership of the securities held by GCP, except to the extent of their respective pecuniary interests therein.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Ernst & Young LLP, an independent registered public accounting firm, has audited the financial statements of our company for the fiscal years 2008 and 2009. The Board of Directors of the Company approve all engagements and fees prior to any services being rendered by our principle accountants.

Aggregate fees billed to our company for the fiscal years ended October 3, 2009 and September 27, 2008 by Ernst & Young LLP, are as follows:

	Fiscal 2009	Fiscal 2008
Audit Fees(1)	$397,145	$398,300
Audit-Related Fees(2)	23,000	37,200
Tax Fees(2)	64,750	—

Total	$484,895	$435,500

(1)	Includes fees and expenses related to the fiscal year audit and interim reviews, notwithstanding when the fees and expenses were billed or when the services were rendered.
(2)	Includes fees and expenses for various services rendered from October through September of the fiscal year, notwithstanding when the fees and expenses were billed.

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

Form 10-K filed on December 17, 2007)

10.25*	Employment Agreement dated as of June 15, 2007 between the Company and Michael L. Hatch (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 19, 2007)

10.26*	Amended and Restated Loan and Security Agreement dated as of January 25, 2005 between the Company, LPM Manufacturing, Inc., Wells Fargo Retail Finance LLC and the other lenders parties thereto (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on January 28, 2005)

10.27*	Registration Rights Agreement, dated as of January 25, 2005, between the Company and certain holders of the Company’s 7.75% Senior Notes due 2013 (previously filed as Exhibit 10.01 to the Current Report on Form 8-K filed on January 28, 2005)

10.28*	First Amendment dated as of July 26, 2007 to the Lease dated November 26, 2006 by and between Bedford Property Investors, Inc. and the Company (previously filed as Exhibit 10.28 to the Annual Report on Form 10-K filed on December 17, 2007)

10.29*	Amendment No. 2 dated as of June 15, 2006 to the Stockholders Agreement dated as of January 25, 2005 among the Company, GCP California Fund, L.P., Leslie’s Coinvestment, LLC and the stockholders identified on the signature pages thereto (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on February 9, 2007)

10.30*

Amendment No. 3 dated as of February 7, 2007 to the Stockholders Agreement dated as of

January 25, 2005 among the Company, GCP California Fund, L.P., Leslie’s Coinvestment, LLC and the stockholders identified on the signature pages thereto (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on February 9, 2007)

Exhibit Number	Description
10.31*

Third Amendment dated as of January 15, 2008 to the Lease Agreement dated December 30, 1997 by and between Liberty Property Limited Partnership and the Company (previously filed as

Exhibit 10.31 to the Annual Report on Form 10-K filed on December 22, 2008)

10.32	Lease Agreement dated as of June 30, 2009 by and between EastGroup Properties, LP and the Company.

10.33	Amended and Restated Loan and Security Agreement dated as of September 30, 2009 between the Company, LPM Manufacturing, Inc., Wells Fargo Retail Finance LLC and the other lenders parties thereto.

21.1*	Subsidiaries (previously filed as Exhibit 21.1 to the Annual Report on Form 10-K405 filed on December 22, 1999)

24.1	Power of Attorney (included on signature page)

31.1	Certification of Lawrence H. Hayward

31.2	Certification of Steven L. Ortega

32.1	Certification of Lawrence H. Hayward and Steven L. Ortega

*	Previously filed
†	Management contract or compensatory plan

COPIES OF THIS FORM 10-K MAY BE OBTAINED WITHOUT CHARGE UPON WRITTEN

REQUEST TO THE COMPANY AT THE FOLLOWING ADDRESS:

LESLIE’S POOLMART, INC.

3925 E. BROADWAY RD., SUITE #100

PHOENIX, ARIZONA 85040

ATTN: CORPORATE SECRETARY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on December 23, 2009.

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

Signature	Capacity	Date

/S/ LAWRENCE H. HAYWARD Lawrence H. Hayward	Chairman of the Board of Directors and Chief Executive Officer	December 23, 2009

/S/ EDWARD C. AGNEW Edward C. Agnew	Director	December 23, 2009

/S/ JOHN M. BAUMER John M. Baumer	Director	December 23, 2009

/S/ JOHN G. DANHAKL John G. Danhakl	Director	December 23, 2009

Signature	Capacity	Date

/S/ MICHAEL J. FOURTICQ Michael J. Fourticq	Director	December 23, 2009

/S/ MICHAEL L. HATCH Michael L. Hatch	President, Chief Operating Officer and Director	December 23, 2009

/S/ STEVEN L. ORTEGA Steven L. Ortega	Chief Financial Officer, Director and Principal Accounting Officer	December 23, 2009