Form 10-Q
period 2010-01-02
LESLIES POOLMART INC
filed 2010-02-16
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended January 2, 2010

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

Large Accelerated Filer ☐			Smaller business reporting company ☐
	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☒

The number of shares of common stock outstanding as of February 16, 2010 was 100.

LESLIE’S POOLMART, INC.

AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

FORM 10-Q

For the Quarterly Period Ended January 2, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Consolidated Balance Sheets

(Amounts in thousands, except share information)

	January 2, 2010	October 3, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,015	$96,981
Accounts and other receivables, net	8,527	12,688
Inventories, net	73,340	68,934
Deferred tax assets	4,237	4,237
Prepaid expenses and other current assets	6,754	6,763

Total current assets	158,873	189,603
Property, plant and equipment, net	48,041	48,711
Intangible assets	8,059	8,074
Deferred financing costs, net	3,814	4,092
Deferred tax assets	7,305	7,305
Other assets	470	477

Total assets	$226,562	$258,262

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$25,354	$31,307
Accrued expenses	30,930	40,515
Income taxes payable	2,069	8,963

Total current liabilities	58,353	80,785
Other long term liabilities	5,237	5,581
Senior notes, net	163,282	163,243

Total liabilities	226,872	249,609

Commitments and contingencies
Stockholder’s equity (deficit):
Common stock, $0.001 par value, authorized 100 shares, issued and outstanding 100 shares at January 2, 2010 and at October 3, 2009	—	—
Capital deficit	(91,672)	(91,730)
Retained earnings	91,362	100,383

Total stockholder’s equity (deficit)	(310)	8,653

Total liabilities and stockholder’s equity (deficit)	$226,562	$258,262

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Operations (unaudited)

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

(Amounts in thousands)

	13 Weeks Ended
	January 2, 2010	December 27, 2008
	(unaudited)	(unaudited)
Sales	$57,308	$60,263
Cost of merchandise sold and services sold, including warehousing, transportation expenses and store occupancy costs	42,112	44,734

Gross profit	15,196	15,529
Selling, general and administrative expenses	23,127	23,288
Loss on disposition of fixed assets	47	51

Operating loss	(7,978)	(7,810)
Other expense (income):
Interest expense	3,617	3,454
Interest income	(16)	(215)
Gain on debt extinguishment	—	(359)

Total other expense, net	3,601	2,880

Loss before income taxes	(11,579)	(10,690)
Income tax benefit	(4,558)	(5,419)

Net loss	$(7,021)	$(5,271)

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Cash Flows (unaudited)

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

(Amounts in thousands)

	13 Weeks Ended
	January 2, 2010	December 27, 2008
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(7,021)	$(5,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,472	3,269
Stock-based compensation	58	34
Amortization of loan fees and discounts	317	397
Allowance for doubtful accounts	23	50
Loss on disposition of assets	47	51
Gain on debt extinguishment	—	(359)
Deferred income taxes	—	(5,859)
Changes in operating assets and liabilities:
Accounts and other receivables	4,138	4,728
Inventories	(4,406)	(7,041)
Prepaid expenses and other current assets	9	(46)
Other assets	7	(6)
Accounts payable and accrued expenses	(15,882)	(26,782)
Income taxes payable	(6,894)	(7,697)

Net cash used in operating activities	(26,132)	(44,532)

Investing activities:
Sale of short term investments	—	9,899
Purchase of property, equipment and intangibles	(2,838)	(1,101)
Proceeds from disposition of property	4	—

Net cash (used in) provided by investing activities	(2,834)	8,798

Financing activities:
Payment of dividend	(2,000)	—
Repurchase of long-term debt	—	(3,571)

Net cash used in financing activities	(2,000)	(3,571)

Net decrease in cash and cash equivalents	(30,966)	(39,305)
Cash and cash equivalents at beginning of period	96,981	45,648

Cash and cash equivalents at end of period	$66,015	$6,343

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Notes to Consolidated Financial Statements (unaudited)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week period ended January 2, 2010 are not necessarily indicative of the results that may be expected for the 52-week year ending October 2, 2010.

The balance sheet at October 3, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the Consolidated Financial Statements and Notes thereto included in Leslie’s Poolmart, Inc.’s Annual Report on Form 10-K for the year ended October 3, 2009.

The Company has evaluated subsequent events through the date of issuance, February 16, 2010 and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements other than the dividend described in Note 8.

(2)	Organization and Operation

Leslie’s Poolmart, Inc., which is sometimes referred to as the “Company” or “Leslie’s” in this report, is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie’s Swimming Pool Supplies through 620 stores in 35 states, a nationwide mail order catalog, and web store. The Company also operates five distribution facilities and repackages certain bulk chemical products for retail sale. The Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the third and fourth fiscal quarters.

In February 2007 the Company became a subsidiary of Leslie’s Holdings, Inc. (“Holdings”) pursuant to a tax-free reorganization in which the Company’s shareholders became shareholders of Holdings in the same proportions.

(3)	Stock-based Compensation

The Company may grant stock options for a fixed number of shares of Holdings to the Company’s employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. In 2007, the Company adopted the authoritative accounting guidance related to new awards and to awards modified, repurchased or cancelled after September 29, 2007. Awards granted are valued at fair value and recognized on a straight line basis over the service periods of each award. Compensation cost for the unvested portion of awards outstanding is recognized as the requisite service is rendered.

In November of 2009, the board of directors of Holdings approved grants of options to purchase 465,500 shares of Holdings common stock. These options vest over a five-year period at a rate of 20% annually on each anniversary of the date of grant. At January 2, 2010, 1.3 million options were outstanding and 234,100 of the options were vested or exercisable. No options were exercised or cancelled during the 13-week period ended January 2, 2010.

Share-based compensation expense recognized during the 13-week periods ended January 2, 2010 was approximately $0.05 million. As of January 2, 2010, total unrecognized compensation cost related to stock-based options and awards was $1.2 million and the related weighted-average period over which it is expected to be recognized is approximately 4.1 years. The weighted average fair value of stock option awards granted was $1.17 and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows: a risk free interest rate of 2.73%; an expected life of the options of 5 years; an expected stock price volatility of 46.1% and an expected dividend yield of 0%. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The risk-free interest rate is based on the U.S. Treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company. The Company calculated expected volatility based on historical volatility.

(4)	Taxation of the Company and Holdings

The Company and its subsidiaries are included in the consolidated Federal income tax return and certain state income tax returns of Holdings. The Company’s financial statements recognize the current and deferred income tax consequences that result from the Company’s activities during the current and preceding periods, as if the Company were a separate taxpayer rather than a member of Holding’s consolidated income tax return group. This policy requires us to pay our tax liabilities to Holdings in cash, based upon separate return taxable income.

(5)	Income Taxes

Income tax benefit was $4.6 million and $5.4 million for the three-month periods ended January 2, 2010 and October 3, 2009. The Company’s consolidated effective tax rate for the three-month period ended January 2, 2010 was 39.4%.

The gross amount of unrecognized tax benefits at January 2, 2010 was $0.2 million. The gross amount of unrecognized tax benefits as a result of tax positions taken during prior years did not change during the three months ended January 2, 2010. The total amount of the unrecognized tax benefits that, if recognized, would affect the effective rate is $0.2 million as of January 2, 2010. The Company had approximately $35,000 and $30,000 for payment of accrued interest and penalties at January 2, 2010 and October 3, 2009, respectively.

As of January 2, 2010, all of the federal income tax returns filed since 2007 are still subject to adjustment upon audit. The Company also files income tax returns in many states, and these returns remain open for adjustments to its federal income tax returns. In addition, certain state income tax returns filed within the past four years are still open for state specific adjustments.

(6)	Inventories

Inventories consist of the following:

(Dollar amounts in thousands)	January 2, 2010	October 3, 2009
Raw materials and supplies	$1,327	$1,411
Finished goods	72,013	67,523

Total inventories	$73,340	$68,934

(7)	Recently Issued Accounting Pronouncements

In December 2007, the FASB issued guidance relating to business combinations and requires the acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The new accounting guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company has adopted this standard for its 2010 fiscal year. The effects of the adoption of this standard will have an impact on all future acquisitions beginning in 2010.

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010. The Company will be required to adopt the guidance for its 2011 fiscal year and we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

(8)	Subsequent Events

On January 27, 2010, the Company’s board of directors declared a cash dividend of $18.5 million on the Company’s common stock, par value $0.001 per share, to Leslie’s Holdings, Inc., as its sole common stockholder of record on that date, in an aggregate amount. The cash dividend was paid on February 1, 2010.

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

This discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with its unaudited consolidated financial statements and disclosures included elsewhere in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of the Company’s Annual Report on Form 10-K for the year ended October 3, 2009.

General

Leslie’s Poolmart, Inc. (the “Company” or “Leslie’s”) is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company markets its products through 620 Company-owned stores in 35 states; a nationwide mail order catalog; and the Internet. Leslie’s is vertically integrated, operating a chemical repackaging facility in Ontario, California and a specialty chemical repackaging facility in Hebron, Kentucky. The Company supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Swedesboro, New Jersey; Hebron, Kentucky; and Orlando, Florida.

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

Results of Operations

Net Sales. Net sales for the 13 weeks ended January 2, 2010 were $57.3 million compared to $60.3 million for the 13 weeks ended December 27, 2008. The 4.9% decrease was due primarily to the shift in fiscal weeks reported in the quarter, because of the 53rd week in fiscal 2009. During the quarter, the Company opened no new stores and closed two stores.

Comparable store sales for the 13 weeks ended January 2, 2010 increased 3.4% as compared to the 13 weeks ended December 27, 2008. Comparable store sales were calculated using comparable calendar weeks in both 2010 and 2009. The calendar weeks used to calculate comparable store sales did not align with the fiscal quarters in 2010 and 2009 because of the 53rd week in fiscal 2009. Accordingly, changes in comparable store sales may not be consistent with changes in net sales reported for the fiscal quarter. The comparable store sales increase was primarily due to favorable weather conditions and successful product promotions during the quarter in California, Arizona, Florida and the northeast regions of the United States. The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed.

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

Gross Profit. Gross profit for the 13 weeks ended January 2, 2010 was $15.2 million compared to $15.5 million for the 13 weeks ended December 27, 2008. As a percentage of sales, gross profit was 26.5% for the first quarter of fiscal 2010 compared to 25.8% for the first quarter of fiscal 2009. The decrease in gross margin dollars is primarily attributable to the decrease in sales, while the increase in gross profit as a percentage to sales was driven by efficiencies and lower expenses in warehouse and transportation.

Selling, general and administrative expenses. Selling, general and administrative expense for the 13 weeks ended January 2, 2010, was $23.1 million compared to $23.3 million for the 13 weeks ended December 27, 2008. Selling, general and administrative expenses dollars decreased during the first quarter of 2010 due primarily to the decrease in sales.

Operating loss. Operating loss for the 13 weeks ended January 2, 2010 increased by $0.2 million, from $7.8 million during the 13 weeks ended December 27, 2008 to $8.0 million for the 13 weeks ended January 2, 2010. The increased operating loss was primarily due to the decreases in sales and related gross profit experienced during the quarter.

Other Income and Expense. Net interest expense was $3.6 million for the 13 weeks ended January 2, 2010 compared to $3.2 million for the 13 weeks ended December 27, 2008. The increase in net interest expense was due to the reduction in interest income earned on short-term investments and cash. Additionally, other income and expense includes a $0.4 million gain on debt extinguishment related to the purchase and retirement of $3.9 million of the Company’s 7 3/4% Senior Notes due 2013 during the 13 weeks ended December 27, 2008.

Income Taxes. The Company’s income tax benefit for the 13 weeks ended January 2, 2010 was $4.6 million, or an effective rate of 39.4%, as compared to a $5.4 million benefit, or an effective rate of 50.7% for the 13 weeks ended December 27, 2008. The decrease in effective rate is attributed to the $1.2 million benefit for a reduction in estimated taxes payable based upon information received during the first quarter of 2009 which indicated the amount would not be payable.

Adjusted EBITDA. The Adjusted EBITDA loss for the 13 weeks ended January 2, 2010 was $4.4 million compared to an Adjusted EBITDA loss of $4.5 million for the 13 weeks ended December 27, 2008. The improvement in Adjusted EBITDA for the fiscal quarter was primarily due to the decrease in selling, general and administrative expense offset by the shortfall in gross profit dollars.

Adjusted EBITDA is determined as follows (1):

	13 Weeks Ended
Amounts in thousands	January 2, 2010	December 27, 2008
Net loss as reported	$(7,021)	$(5,271)
Depreciation and amortization	3,472	3,269
Interest expense, net	3,601	3,239
Loss on disposition of assets	47	51
Unusual item	58	(325)
Income tax benefit	(4,558)	(5,419)

Adjusted EBITDA	$(4,401)	$(4,456)

(1)	Adjusted EBITDA is defined as earnings before interest (including amortization of debt costs), taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, and unusual charges. Adjusted EBITDA is not a recognized measure of financial performance under GAAP, but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data all of which are prepared in accordance with GAAP. The Company has presented Adjusted EBITDA solely as supplemental disclosure because the Company believes it allows for a more complete analysis of results of operations and may present a better measure of liquidity for those charges that are not anticipated to be incurred in the future. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

Financial Condition, Liquidity and Capital Resources

Changes in Financial Condition.

During the 13 weeks between October 3, 2009 and January 2, 2010, total current assets decreased by $30.7 million, primarily due to lower cash positions related to working capital changes.

During the same period, current liabilities decreased by $22.4 million due largely to the decrease during the period in accrued expense of $9.6 million, as well as a reduction in income taxes payable of $6.9 million. Income taxes payable decreased due to the payment of income taxes during the quarter.

Liquidity and Capital Resources.

Net cash used in operating activities was $26.1 million for the 13 weeks ended January 2, 2010 compared to net cash used in operating activities of $44.5 million for the same 13 week period in the prior year. The difference was primarily due to the increase in inventory and decrease in accounts payable experienced last year due to the investment purchases of certain inventory.

Capital expenditures for the 13 weeks ended January 2, 2010 were $2.8 million. The Company expects to incur capital expenditures between $13.0 and $15.0 million in fiscal 2010, primarily for the purpose of opening new stores. It is anticipated that the balance of 2010 capital expenditures will be funded out of cash provided by operations with some possible temporary borrowings from its credit facility.

Cash used in financing activities for the 13 weeks ended January 2, 2010 was $2.0 million compared $3.6 million cash used in financing activities in the prior year. The decrease is primarily related to the dividend payment in fiscal 2010, versus the repurchase of long-term debt in 2009.

The Company believes its internally generated funds, as well as its borrowing capacity, are adequate to meet its working capital needs, maturing obligations and capital expenditure requirements, including those relating to the opening of new stores.

The Company was in compliance with all debt covenants as of January 2, 2010.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued guidance relating to business combinations and requires the acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The new accounting guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company has adopted this standard for its 2010 fiscal year. The effects of the adoption of this standard will have an impact on all future acquisitions beginning in 2010.

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010. The Company will be required to adopt the guidance for its 2011 fiscal year and we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s Amended Loan and Security Agreement carries interest rate risk as described in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009. Borrowings under the Loan Agreement bear interest at the lender’s Base Rate (as defined in the Loan Agreement) or at the Eurodollar Rate (as defined in the Loan Agreement), in each case plus the applicable margin rate. The applicable margin rate will be adjusted quarterly based on the Company’s Leverage Ratio (as defined in the Loan Agreement). The applicable margin for the Loan Agreement is initially 2.25% with respect to Base Rate loans and 3.25% with respect to Eurodollar Rate loans. As of January 2, 2010, the Company had no borrowings outstanding under this facility.

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

In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended January 2, 2010 or in other factors that has materially affected, or is likely to materially affect the Company’s internal control over financial reporting. The Company has not identified any significant deficiencies or material weaknesses in the Company’s internal control over financial reporting, and therefore there were no corrective actions taken.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is routinely involved in legal proceedings involving claims related to the ordinary course of its business. The Company is currently not party to any legal proceedings that it considers to be material.

Item 1A.	Risk Factors

Certain factors exist which may affect Leslie’s business and could cause actual results to differ materially from those expressed in any forward-looking statements. The Company has not experienced any material changes from those risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009.

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

LESLIE’S POOLMART, INC.

By:	/s/ Lawrence H. Hayward
Lawrence H. Hayward Chief Executive Officer Date: February 16, 2010

By:	/s/ Steven L. Ortega
Steven L. Ortega Chief Financial Officer Date: February 16, 2010