Form 10-Q
period 2010-04-03
LESLIES POOLMART INC
filed 2010-05-11
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 3, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller business reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of May 11, 2010 was 100.

LESLIE’S POOLMART, INC.

AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

FORM 10-Q

For the Quarterly Period Ended April 3, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Consolidated Balance Sheets

(Amounts in thousands, except share information)

	April 3, 2010	October 3, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,029	$96,981
Accounts and other receivables, net	16,478	12,688
Inventories, net	100,457	68,934
Deferred tax assets	7,541	4,237
Prepaid expenses and other current assets	8,158	6,763

Total current assets	173,663	189,603
Property, plant and equipment, net	49,486	48,711
Intangible assets	8,049	8,074
Deferred financing costs, net	3,548	4,092
Deferred tax assets	7,305	7,305
Other assets	510	477

Total assets	$242,561	$258,262

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$67,067	$31,307
Accrued expenses	31,735	40,515
Income taxes payable	—	8,963

Total current liabilities	98,802	80,785
Other long term liabilities	5,220	5,581
Senior notes, net	163,323	163,243

Total liabilities	267,345	249,609

Commitments and contingencies
Stockholder’s equity (deficit):
Common stock, $0.001 par value, authorized 100 shares, issued and outstanding 100 shares at April 3, 2010 and at October 3, 2009	—	—
Capital deficit	(91,596)	(91,730)
Retained earnings	66,812	100,383

Total stockholder’s equity (deficit)	(24,784)	8,653

Total liabilities and stockholder’s equity (deficit)	$242,561	$258,262

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Operations (unaudited)

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

(Amounts in thousands)

	13 Weeks Ended		26 Weeks Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Sales	$62,607	$57,008	$119,915	$117,271
Cost of merchandise and services sold, including warehousing and transportation expenses and store occupancy costs	43,391	39,909	85,503	84,643

Gross profit	19,216	17,099	34,412	32,628
Selling, general and administrative expenses	25,446	23,835	48,573	47,123
Loss on disposition of fixed assets	144	139	191	190

Operating loss	(6,374)	(6,875)	(14,352)	(14,685)
Other expenses (income):
Interest expense	3,626	3,546	7,243	7,000
Interest income	(7)	(7)	(23)	(222)
Gain on debt extinguishment	—	—	—	(359)

Total other expense	3,619	3,539	7,220	6,419

Loss before income taxes	(9,993)	(10,414)	(21,572)	(21,104)
Income tax benefit	(3,943)	(4,085)	(8,501)	(9,504)

Net loss	$(6,050)	$(6,329)	$(13,071)	$(11,600)

See accompanying notes to consolidated financial statements

Leslie’s Poolmart, Inc.

Consolidated Statements of Cash Flows (unaudited)

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

(Amounts in thousands)

	26 Weeks Ended
	April 3, 2010	March 28, 2009
Operating activities:
Net loss	$(13,071)	$(11,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,960	6,359
Stock-based compensation	134	80
Amortization of loan fees and discounts	624	680
Allowance for doubtful accounts	49	64
Loss on disposition of assets	191	190
Gain on debt extinguishment	—	(359)
Deferred income taxes	(3,921)	(9,530)
Changes in operating assets and liabilities:
Accounts and other receivables	(3,839)	(79)
Inventories	(31,523)	(17,848)
Prepaid expenses and other current assets	(778)	(808)
Other assets	(33)	(14)
Accounts payable and accrued expenses	26,619	(6,536)
Income taxes payable	(8,963)	(7,697)

Net cash used in operating activities	(27,551)	(47,098)

Investing activities:
Sale of short term investments	—	19,899
Purchase of property, equipment and intangibles	(7,906)	(6,048)
Proceeds from disposition of property	5	8

Net cash (used in) provided by investing activities	(7,901)	13,859

Financing activities:
Revolving commitment borrowing	—	4,988
Revolving commitment payments	—	(4,988)
Repurchase of long-term debt	—	(3,571)
Payment of dividend	(20,500)	(3,900)

Net cash used in financing activities	(20,500)	(7,471)

Net decrease in cash and cash equivalents	(55,952)	(40,710)
Cash and cash equivalents at beginning of period	96,981	45,648

Cash and cash equivalents at end of period	$41,029	$4,938

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Notes to Consolidated Financial Statements (unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week and 26-week period ended April 3, 2010 are not necessarily indicative of the results that may be expected for the 52-week year ending October 2, 2010.

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

(2) Organization and Operation

Leslie’s Poolmart, Inc., which is sometimes referred to as the “Company” or “Leslie’s” in this report, is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie’s Swimming Pool Supplies through 638 stores in 35 states, a nationwide mail order catalog and web store. The Company also operates five distribution facilities and repackages certain bulk chemical products for retail sale. The Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the third and fourth fiscal quarters.

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

At April 3, 2010, 1.3 million options were outstanding and 239,100 of the options were vested or exercisable. 5,000 options were cancelled during the 26-week period ended April 3, 2010.

Share-based compensation expense recognized during the 13-week and 26-week periods ended April 3, 2010 was approximately $0.05 million and $0.13 million. As of April 3, 2010, total unrecognized compensation cost related to stock-based options and awards was $1.2 million and the related weighted-average period over which it is expected to be recognized is approximately 3.7 years. The weighted average fair value of stock option awards granted was $1.17 and the key weighted average assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows: a risk free interest rate of 2.73%; an expected life of the options of 5 years; an expected stock price volatility of 46.0% and an expected dividend yield of 0%. The Black-Scholes option valuation model is used to estimate the fair value of traded options. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The risk-free interest rate is based on the U.S. Treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company. The Company calculated expected volatility based on historical volatility.

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

(5) Income Taxes

Income tax benefit was $8.5 million and $9.5 million for the 26-week periods ended April 3, 2010 and March 28, 2009. The Company’s consolidated effective tax rate for the 26-week period ended April 3, 2010 was 39.4%.

The gross amount of unrecognized tax benefits at April 3, 2010 was $0.2 million. The gross amount of unrecognized tax benefits as a result of tax positions taken during prior years did not change during the 26-weeks ended April 3, 2010. The total amount of the unrecognized tax benefits that, if recognized, would affect the effective rate is $0.2 million as of April 3, 2010. The Company had approximately $30,000 for payment of accrued interest and penalties at April 3, 2010 and March 28, 2009.

As of April 3, 2010, all of the federal income tax returns filed since 2008 are still subject to adjustment upon audit. The Company also files income tax returns in many states, and these returns remain open for adjustments to its federal income tax returns. In addition, certain state income tax returns filed within the past four years are still open for state specific adjustments.

(6) Inventories

Inventories consist of the following:

(Dollar amounts in thousands)	April 3, 2010	October 3, 2009
Raw materials and supplies	$2,262	$1,411
Finished goods	98,195	67,523

Total inventories	$100,457	$68,934

(7) Recently Issued Accounting Pronouncements

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010 and for interim periods within those annual periods. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

General

Leslie’s Poolmart, Inc. (the “Company” or “Leslie’s”) is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company markets its products through 638 Company-owned stores in 35 states; a nationwide mail order catalog; and the Internet. Leslie’s is vertically integrated, operating a chemical repackaging facility in Ontario, California and a specialty chemical repackaging facility in Hebron, Kentucky. The Company supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Swedesboro, New Jersey; Hebron, Kentucky; and Orlando, Florida.

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

Results of Operations

Net Sales. Net sales for the 13 weeks ended April 3, 2010 were $62.6 million compared to $57.0 million for the 13 weeks ended March 28, 2009. The 9.8 % increase was primarily due to sales generated from new store openings. During the quarter ended April 3, 2010, the Company opened 18 new stores and closed no stores.

Comparable store sales for the 13 weeks ended April 3, 2010 decreased 3.4% as compared to the 13 weeks ended March 28, 2009. Comparable store sales were calculated using comparable calendar weeks in both 2010 and 2009. The calendar weeks used to calculate comparable store sales did not align with the fiscal quarters in 2010 and 2009 because of the 53rd week in fiscal 2009. Accordingly, changes in comparable store sales may not be consistent with changes in net sales reported for the fiscal quarter. The comparable store sales decrease was primarily due to unfavorable weather conditions during January and February of 2010.

Net sales for the 26 weeks ended April 3, 2010 were $119.9 million compared to $117.3 million for the 26 weeks ended March 28, 2009. The 2.3% increase was primarily due to the 18 additional new stores which were operated during the 26-week period ended April 3, 2010. Comparable store sales for the 26 weeks ended April 3, 2010 were flat as compared to the 26 weeks ended March 28, 2009. Comparable store sales were calculated using comparable calendar weeks in both 2010 and 2009. The calendar weeks used to calculate comparable store sales did not align with the fiscal quarters in 2010 and 2009 because of the 53rd week in fiscal 2009. Accordingly, changes in comparable store sales may not be consistent with changes in net sales reported for the first half of the fiscal year. The comparable store sales decrease was primarily due to unfavorable weather conditions during the first two months of 2010. The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed

Comparable store sales is not a recognized measure of financial performance under accounting principles generally accepted in the United States (“GAAP”). Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.

Gross Profit. Gross profit for the 13 weeks ended April 3, 2010 was $19.2 million compared to $17.1 million for the 13 weeks ended March 28, 2009. As a percentage of sales, gross profit was 30.7% for the second quarter of fiscal 2010 compared to 30.0% for the second quarter of fiscal 2009. For the 26 weeks ended April 3, 2010, gross profit was $34.4 million compared to $32.7 million for the 26 weeks ended March 28, 2009. As a percentage of sales, gross profit for the 26 weeks ended April 3, 2010 was 28.7% compared to 27.8% for the 26 weeks ended March 28, 2009. Gross profit dollars improved primarily due to the recognition of vendor promotional rebates during the quarter and improved efficiencies in manufacturing and distribution.

Selling, General and Administrative Expense. Selling, general and administrative expense for the 13 weeks ended April 3, 2010, was $25.4 million compared to $23.8 million for the 13 weeks ended March 28, 2009. Operating expense dollars increased during the second quarter of 2010 due primarily to increases in occupancy and other related costs associated with the increased store count, as compared to the second quarter of 2009. For the 26 weeks ended April 3, 2010, operating expenses were $48.6 million, as compared to $47.1 million in the prior year with the increases primarily related to expenses related to the increased store count.

Operating loss. Operating loss decreased from $6.9 million during the 13 weeks ended March 28, 2009 to $6.4 million for the 13 weeks ended April 3, 2010. The operating loss for the 26 weeks ended March 28, 2009 improved by $0.3 million, from a loss of $14.7 million during the 26 weeks ended March 28, 2009 to an operating loss of $14.4 million for the 26 weeks ended April 3, 2010.

Other Income and Expense. Net interest expense was $3.6 million for the 13 weeks ended April 3, 2010 compared to $3.5 million for the 13 weeks ended March 28, 2009. For the 26 weeks ended April 3, 2010, the net interest expense was $7.2 million versus $6.8 million in the prior year. The increase in interest expense was due to lower interest income earned during the second fiscal quarter and 26 weeks of 2010. Additionally, the 26 week results of 2009 include a $0.4 million gain on debt extinguishment related to the purchase and retirement of $3.9 million of the Company’s 7 3/4% Senior Notes due 2013.

Income Taxes. The Company’s income tax benefit for the 13 weeks ended April 3, 2010 was $3.9 million, or an effective rate of 39.5%, as compared to a $4.1 million benefit, or an effective rate of 39.2% for the 13 weeks ended March 28, 2009. For the 26 weeks ended April 3, 2010, the income tax benefit was $8.5 million, or an effective rate of 39.4% versus $9.5 million, or an effective rate of 45.0% in the prior year. The increase in the effective rate is attributed to the $1.2 million benefit for a reduction in estimated taxes payable based upon information received during the year which indicated that the amount would not be payable.

Adjusted EBITDA. The Adjusted EBITDA loss for the 13 weeks ended April 3, 2010 was $2.7 million compared to an Adjusted EBITDA loss of $3.6 million for the 13 weeks ended March 28, 2009. For the 26 weeks ended April 3, 2010, Adjusted EBITDA loss was $7.1 million compared to an Adjusted EBITDA loss of $8.1 million for the 26 weeks ended March 28, 2009, or an improvement of $1.0 million. The improvement in Adjusted EBITDA was primarily due to the expanded gross profit achieved during the period, which more than offset higher occupancy and other expenses related to the additional store count.

Adjusted EBITDA is determined as follows (1):

	13 Weeks Ended		26 Weeks Ended
Amounts in thousands	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Net loss as reported	$(6,050)	$(6,329)	$(13,071)	$(11,600)
Depreciation and amortization	3,488	3,090	6,960	6,359
Interest expense, net	3,619	3,539	7,220	6,778
Loss on disposition of assets	144	139	191	190
Income tax benefit	(3,943)	(4,085)	(8,501)	(9,504)
Unusual item	76	47	134	(278)

Adjusted EBITDA	$(2,666)	$(3,599)	$(7,067)	$(8,055)

(1)	Adjusted EBITDA is defined as earnings before interest (including amortization of debt costs), taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, and unusual charges. Adjusted EBITDA is not a recognized measure of financial performance under GAAP, but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data all of which are prepared in accordance with GAAP. The Company has presented Adjusted EBITDA solely as supplemental disclosure because the Company believes it allows for a more complete analysis of results of operations and may present a better measure of liquidity for those charges that are not anticipated to be incurred in the future. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

Financial Condition, Liquidity and Capital Resources

Changes in Financial Condition.

During the 26 weeks between October 3, 2009 and April 3, 2010, total current assets decreased by $15.9 million, primarily due to lower cash positions related to working capital changes. Inventories increased by $31.5 million during the period, reflecting the effects of inventory purchased during the 26 weeks of 2010 as the Company accelerated its purchases of certain products for the upcoming peak-selling season and to take advantage of available discounting.

During the same period, current liabilities increased by $18.0 million due to the increase in accounts payable as a results of the increase in inventories, offset by a decease on accrued expenses and income tax payable of $8.9 million and $9.0 million, respectively.

Liquidity and Capital Resources.

Net cash used in operating activities was $27.6 million for the 26 weeks ended April 3, 2010 compared to net cash used in operating activities of $47.1 million for the same 26 week period in the prior year, primarily due to an increase in accounts payable for certain products for the upcoming peak-selling season.

Capital expenditures for the 26 weeks ended April 3, 2010 were $7.9 million. The Company expects to incur capital expenditures between $14.0 and $16.0 million in fiscal 2010, primarily for the purpose of opening new stores. It is anticipated that the balance of 2010 capital expenditures will be funded out of cash provided by operations.

Cash used in financing activities for the 26 weeks ended April 3, 2010 was $20.5 million compared to $7.5 million cash used in financing activities in the prior year, reflecting the effect of an upstream dividend during the quarter.

The Company believes its internally generated funds, as well as its borrowing capacity, are adequate to meet its working capital needs, maturing obligations and capital expenditure requirements, including those relating to the opening of new stores, for the next twelve months.

The Company was in compliance with all debt covenants as of April 3, 2010.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010 and for the interim periods within those annual periods. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s Amended Loan and Security Agreement carries interest rate risk as described in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009. Borrowings under the Loan Agreement bear interest at the lender’s Base Rate (as defined in the Loan Agreement) or at the Eurodollar Rate (as defined in the Loan Agreement), in each case plus the applicable margin rate. The applicable margin rate will be adjusted quarterly based on the Company’s Leverage Ratio (as defined in the Loan Agreement). The applicable margin for the Loan Agreement is initially 2.25% with respect to Base Rate loans and 3.25% with respect to Eurodollar Rate loans. As of April 3, 2010, the Company had no borrowings outstanding under this facility.

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

In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended April 3, 2010 or in other factors that has materially affected, or is likely to materially affect the Company’s internal control over financial reporting. The Company has not identified any significant deficiencies or material weaknesses in the Company’s internal control over financial reporting, and therefore there were no corrective actions taken.

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
Lawrence H. Hayward Chief Executive Officer Date: May 11, 2010

By:	/s/ STEVEN L. ORTEGA
Steven L. Ortega Chief Financial Officer Date: May 11, 2010