Form 10-Q
period 2010-07-03
LESLIES POOLMART INC
filed 2010-08-11
CIK 866048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 3, 2010

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

The number of shares of common stock outstanding as of August 11, 2010 was 100.

LESLIE’S POOLMART, INC.

AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

FORM 10-Q

For the Quarterly Period Ended July 3, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Consolidated Balance Sheets

(Amounts in thousands, except share information)

	July 3, 2010	October 3, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$124,282	$96,981
Accounts and other receivables, net	17,614	12,688
Inventories, net	96,449	68,934
Deferred tax assets	7,986	4,237
Prepaid expenses and other current assets	4,237	6,763

Total current assets	250,568	189,603
Property, plant and equipment, net	50,265	48,711
Intangible assets	8,064	8,074
Deferred financing costs, net	3,265	4,092
Deferred tax assets	7,305	7,305
Other assets	518	477

Total assets	$319,985	$258,262

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$69,767	$31,307
Accrued expenses	44,314	40,515
Income taxes payable	22,604	8,963

Total current liabilities	136,685	80,785
Other long term liabilities	5,743	5,581
Senior notes, net	163,364	163,243

Total liabilities	305,792	249,609

Commitments and contingencies
Stockholder’s equity:
Common stock, $0.001 par value, authorized 100 shares, issued and outstanding 100 shares at July 3, 2010 and at October 3, 2009	—	—
Capital deficit	(91,513)	(91,730)
Retained earnings	105,706	100,383

Total stockholder’s equity	14,193	8,653

Total liabilities and stockholder’s equity	$319,985	$258,262

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

Consolidated Statements of Operations (unaudited)

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

(Amounts in thousands)

	13 Weeks Ended		39 Weeks Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Sales	$236,600	$213,765	$356,515	$331,036
Cost of merchandise and services sold, including warehousing, transportation expenses and store occupancy costs	122,839	114,347	208,342	198,990

Gross profit	113,761	99,418	148,173	132,046
Selling, general and administrative expenses	41,010	37,202	89,583	84,325
Loss on disposition of fixed assets	51	25	242	215

Operating income	72,700	62,191	58,348	47,506
Other expenses (income):
Interest expense	3,625	3,485	10,868	10,485
Interest income	(28)	(4)	(51)	(226)
Gain on debt extinguishment	—	—	—	(359)

Total other expense	3,597	3,481	10,817	9,900

Income before income taxes	69,103	58,710	47,531	37,606
Income tax expense	27,209	22,964	18,708	13,460

Net income	$41,894	$35,746	$28,823	$24,146

See accompanying notes to consolidated financial statements

Leslie’s Poolmart, Inc.

Consolidated Statements of Cash Flows (unaudited)

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

(Amounts in thousands)

	39 Weeks Ended
	July 3, 2010	June 27, 2009
Operating activities:
Net income	$28,823	$24,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,838	9,524
Stock-based compensation	217	129
Amortization of loan fees and discounts	948	965
Allowance for doubtful accounts	22	66
Loss on disposition of assets	242	215
Gain on debt extinguishment	—	(359)
Deferred income taxes	—	80
Changes in operating assets and liabilities:
Accounts and other receivables	(4,948)	(5,514)
Inventories	(27,515)	(10,622)
Prepaid expenses and other current assets	(1,223)	(1,962)
Other assets	(41)	(15)
Accounts payable and accrued expenses	42,421	34,673
Income taxes payable	13,641	5,129

Net cash provided by operating activities	63,425	56,455

Investing activities:
Sale of short term investments	—	19,899
Purchase of property, equipment and intangibles	(12,629)	(9,322)
Proceeds from disposition of property	5	9

Net cash (used in) provided by investing activities	(12,624)	10,586

Financing activities:
Revolving commitment borrowings	—	4,988
Revolving commitment payments	—	(4,988)
Repurchase of long-term debt	—	(3,571)
Payment of dividends	(23,500)	(3,900)

Net cash used in financing activities	(23,500)	(7,471)

Net increase in cash and cash equivalents	27,301	59,570
Cash and cash equivalents at beginning of period	96,981	45,648

Cash and cash equivalents at end of period	$124,282	$105,218

See accompanying notes to consolidated financial statements.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Notes to Consolidated Financial Statements (unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week and 39-week periods ended July 3, 2010 are not necessarily indicative of the results that may be expected for the 52-week year ending October 2, 2010.

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

(2) Organization and Operation

Leslie’s Poolmart, Inc., which is sometimes referred to as the “Company” or “Leslie’s” in this report, is a specialty retailer of swimming pool supplies and related products. The Company markets its products under the trade name Leslie’s Swimming Pool Supplies through 645 stores in 35 states, a nationwide mail order catalog and web store. The Company also operates five distribution facilities and repackages certain bulk chemical products for retail sale. The Company’s business is highly seasonal as the majority of its sales and all of its operating profits are generated in the third and fourth fiscal quarters.

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

At July 3, 2010, 1.4 million stock options were outstanding and 242,600 of the stock options were vested or exercisable. 35,000 stock options were cancelled during the 39-week period ended July 3, 2010.

Stock-based compensation expense recognized during the 13-week and 39-week periods ended July 3, 2010 was approximately $.1 million and $0.2 million respectively, compared to $.1 million for the 13-week and 39-week periods ended June 27, 2009. As of July 3, 2010, total unrecognized compensation cost related to stock-based options and awards was $1.2 million and the related weighted-average period over which it is expected to be recognized is approximately 3.5 years. The weighted average fair value of stock option awards granted during the 39-week period ended July 3, 2010 was $1.33 and the key weighted average assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows: a risk-free interest rate of 2.22%; an expected life of the options of 5 years; an expected stock price volatility of 44.6% and an expected dividend yield of 0%. The Black-Scholes option valuation model is used to estimate the fair value of traded options. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The risk-free interest rate is based on the U.S. Treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company. The Company calculated expected volatility based on historical volatility.

(4) Taxation of the Company and Holdings

The Company and its subsidiaries are included in the consolidated Federal income tax return and certain state income tax returns of Holdings. The Company’s financial statements recognize the current and deferred income tax consequences that result from the Company’s activities during the current and preceding periods, as if the Company were a separate taxpayer rather than a member of Holding’s consolidated income tax return group. This policy requires the Company to pay tax liabilities to Holdings in cash, based upon the Company’s taxable income.

Leslie’s Poolmart, Inc.

(A Wholly-Owned Subsidiary of Leslie’s Holdings, Inc.)

Notes to Consolidated Financial Statements (unaudited)—(Continued)

(5) Income Taxes

Income tax expense was $27.2 million and $18.7 million for the 13-week and 39-week periods ended July 3, 2010 respectively, compared to $23.0 million and $13.5 million for the 13-week and 39-week periods ended June 27, 2009. The Company’s consolidated effective tax rate for the 13-week and 39-week periods ended July 3, 2010 was 39.4%, compared to 39.1% and 35.8% for the 13-week and 39-week periods ended June 27, 2010.

The gross amount of unrecognized tax benefits at July 3, 2010 was $0.2 million. The gross amount of unrecognized tax benefits as a result of tax positions taken during prior years did not change during the 39-weeks ended July 3, 2010. The total amount of the unrecognized tax benefits that, if recognized, would affect the effective rate is $0.2 million as of July 3, 2010. The Company had accrued approximately $30,000 for payment of interest and penalties at July 3, 2010 and June 27, 2009.

As of July 3, 2010, all of the federal income tax returns filed since 2008 are still subject to adjustment upon audit. The Company also files income tax returns in many states, and these returns remain open for adjustments to its federal income tax returns. In addition, certain state income tax returns filed within the past four years are still open for state specific adjustments.

(6) Inventories

Inventories consist of the following:

(Amounts in thousands)	July 3, 2010	October 3, 2009
Raw materials and supplies	$2,486	$1,411
Finished goods	93,963	67,523

Total inventories	$96,449	$68,934

(7) Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010 and for interim periods within those annual periods. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

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

General

Leslie’s Poolmart, Inc. (the “Company” or “Leslie’s”) is the leading specialty retailer of swimming pool supplies and related products in the United States. The Company markets its products through 645 company-owned stores in 35 states; a nationwide mail order catalog; and the Internet. Leslie’s is vertically integrated, operating a chemical repackaging facility in Ontario, California and a specialty chemical repackaging facility in Hebron, Kentucky. The Company supplies its retail stores from distribution facilities located in Ontario, California; Dallas, Texas; Swedesboro, New Jersey; Hebron, Kentucky; and Orlando, Florida.

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

Seasonality and Quarterly Fluctuations

The Company’s business exhibits substantial seasonality, which the Company believes is typical of the swimming pool supply industry. In general, sales and net income are highest during the quarters that end in June and September which represent the peak months of swimming pool use. Sales are substantially lower during the quarters that end in December and March when the Company typically incurs net losses. The principal external factor affecting the Company’s business is weather. Hot weather and the higher frequency of pool usage in such weather creates a need for more pool chemicals and supplies. Unseasonably early or late warming trends can increase or decrease the length of the pool season. In addition, unseasonably cool weather and/or extraordinary amounts of rainfall in the peak season will tend to decrease swimming pool use. The likelihood that unusual weather patterns will severely impact the Company’s results is lessened by the geographical diversification of the Company’s store locations.

The Company also expects that its quarterly results of operations will fluctuate depending on the timing and amount of revenue contributed by new stores and, to a lesser degree, the timing of costs associated with the opening of new stores. The Company attempts to open its new stores primarily in the quarter ending March in order to position itself for the following peak season.

Results of Operations

Net Sales. Net sales for the 13 weeks ended July 3, 2010 were $236.6 million compared to $213.8 million for the 13 weeks ended June 27, 2009. The 10.7 % increase was primarily due to sales generated from comparable stores and new store openings. During the quarter ended July 3, 2010, the Company opened 7 new stores and closed no stores. Net sales for the 39 weeks ended July 3, 2010 were $356.5 million compared to $331.0 million for the 39 weeks ended June 27, 2009. The 7.7% increase was primarily due to the 25 additional new stores which were operated during the 39-week period ended July 3, 2010.

Comparable store sales for the 13 weeks ended July 3, 2010 increased 8.7% as compared to the 13 weeks ended June 27, 2009, while comparable store sales for the 39 weeks ended July 3, 2010 increased 5.8% as compared to the 39 weeks ended June 27, 2009. The Company considers a store to be comparable in the first full month after it has completed 52 weeks of sales. Closed stores become non-comparable during their last partial month of operation. Stores that are relocated are considered comparable stores at the time the relocation is completed.

Comparable store sales is not a recognized measure of financial performance under accounting principles generally accepted in the United States (“GAAP”). Comparable store sales is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies

Gross Profit. Gross profit for the 13 weeks ended July 3, 2010 was $113.8 million compared to $99.4 million for the 13 weeks ended June 27, 2009. As a percentage of sales, gross profit was 48.1% for the third quarter of fiscal 2010 compared to 46.5% for the third quarter of fiscal 2009. For the 39 weeks ended July 3, 2010, gross profit was $148.2 million compared to $132.0 million for the 39 weeks ended June 27, 2009. As a percentage of sales, gross profit for the 39 weeks ended July 3, 2010 was 41.6% compared to 39.9% for the 39 weeks ended June 27, 2009. Gross profit dollars improved primarily due to the recognition of vendor promotional rebates during the quarter and improved efficiencies in manufacturing and distribution.

Selling, General and Administrative Expense. Selling, general and administrative expense for the 13 weeks ended July 3, 2010 was $41.0 million compared to $37.2 million for the 13 weeks ended June 27, 2009. Operating expense increased during the third quarter of 2010 due primarily to increases in costs associated with the increased store count, as compared to the third quarter of 2009. For the 39 weeks ended July 3, 2010, operating expenses were $89.6 million, as compared to $84.3 million in the prior year with the increases primarily related to the increased store count.

Operating Income. Operating income during the 13 weeks ended July 3, 2010 improved by $10.5 million, from $62.2 million during the 13 weeks ended June 27, 2009 to $72.7 million for the 13 weeks ended July 3, 2010. Operating income for the 39 weeks ended June 27, 2009 improved by $10.8 million, from $47.5 million during the 39 weeks ended June 27, 2009 to $58.3 million for the 39 weeks ended July 3, 2010.

Other Income and Expense. Net interest expense was $3.6 million for the 13 weeks ended July 3, 2010 compared to $3.5 million for the 13 weeks ended June 27, 2009. For the 39 weeks ended July 3, 2010, net interest expense was $10.8 million versus $9.9 million in the prior year. The 39 week results of 2009 include a $0.4 million gain on debt extinguishment related to the purchase and retirement of $3.9 million of the Company’s 7 3/4% Senior Notes due 2013.

Income Taxes. The Company’s income tax expense for the 13 weeks ended July 3, 2010 was $27.2 million, or an effective rate of 39.4%, as compared to a $23.0 million expense, or an effective rate of 39.1% for the 13 weeks ended June 27, 2009. For the 39 weeks ended July 3, 2010, the income tax expense was $18.7 million, or an effective rate of 39.4% versus $13.5 million, or an effective rate of 35.8% in the prior year. The increase in the effective rate is attributed to the $1.2 million benefit for a reduction in estimated taxes payable based upon information received during the year which indicated that the amount would not be payable.

Adjusted EBITDA. The Adjusted EBITDA for the 13 weeks ended July 3, 2010 was $76.7 million compared to an Adjusted EBITDA of $65.4 million for the 13 weeks ended June 27, 2009. For the 39 weeks ended July 3, 2010, Adjusted EBITDA was $69.6 million compared to an Adjusted EBITDA of $57.4 million for the 39 weeks ended June 27, 2009, or an improvement of $12.2 million. The improvement in Adjusted EBITDA was primarily due to the expanded gross profit achieved during the period, which more than offset higher occupancy and other expenses related to the additional store count.

Adjusted EBITDA is determined as follows (1):

	13 Weeks Ended		39 Weeks Ended
Amounts in thousands	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net income as reported	$41,894	$35,746	$28,823	$24,146
Depreciation and amortization	3,878	3,165	10,838	9,524
Interest expense, net	3,597	3,481	10,817	10,259
Loss on disposition of assets	51	25	242	215
Income tax expense	27,209	22,964	18,708	13,460
Unusual items	83	48	217	(230)

Adjusted EBITDA	$76,712	$65,429	$69,645	$57,374

(1)	Adjusted EBITDA is defined as earnings before interest (including amortization of debt costs), taxes, depreciation, amortization, loss/(gain) on disposition of fixed assets, and unusual charges. Adjusted EBITDA is not a recognized measure of financial performance under GAAP, but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies and accordingly is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance or liquidity, and should not be considered in isolation from or as a substitute for net income (loss), cash flows from operations or cash flow data all of which are prepared in accordance with GAAP. The Company has presented Adjusted EBITDA solely as supplemental disclosure because the Company believes it allows for a more complete analysis of results of operations and may present a better measure of liquidity for those charges that are not anticipated to be incurred in the future. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP.

Financial Condition, Liquidity and Capital Resources

Changes in Financial Condition.

During the 39 weeks between October 3, 2009 and July 3, 2010, total current assets increased by $61.0 million, primarily due to higher cash positions related to working capital changes and inventories increased by $27.5 million during the period, reflecting the effects of inventory purchased during the 39 weeks of 2010 as the Company accelerated its purchases of certain products for the peak-selling season.

During the same period, current liabilities increased by $55.9 million due to the increase in accounts payable as a result of the increase in inventories and in income tax payable of $38.5 million and $13.6 million, respectively.

Liquidity and Capital Resources.

Net cash provided by operating activities was $63.4 million for the 39 weeks ended July 3, 2010 compared to net cash provided by operating activities of $56.5 million for the same 39 week period in the prior year, primarily due to an increase in accounts payable for certain products for the peak-selling season.

Capital expenditures for the 39 weeks ended July 3, 2010 were $12.6 million compared to $9.3 million for the 39 weeks ended June 27, 2009. The Company expects to incur capital expenditures between $14.0 and $16.0 million in fiscal 2010, primarily for the purpose of opening new stores. It is anticipated that the balance of 2010 capital expenditures will be funded out of cash provided by operations.

Cash used in financing activities for the 39 weeks ended July 3, 2010 was $23.5 million compared to $7.5 million cash used in financing activities in the prior year, reflecting the effect of an upstream dividend paid to Holdings.

The Company believes its internally generated funds, as well as its borrowing capacity, are adequate to meet its working capital needs, maturing obligations and capital expenditure requirements, including those relating to the opening of new stores, for the next twelve months.

The Company was in compliance with all debt covenants as of July 3, 2010.

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

The Company’s Amended Loan and Security Agreement carries interest rate risk as described in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009. Borrowings under the Loan Agreement bear interest at the lender’s Base Rate (as defined in the Loan Agreement) or at the Eurodollar Rate (as defined in the Loan Agreement), in each case plus the applicable margin rate. The applicable margin rate will be adjusted quarterly based on the Company’s Leverage Ratio (as defined in the Loan Agreement). The applicable margin for the Loan Agreement is initially 2.25% with respect to Base Rate loans and 3.25% with respect to Eurodollar Rate loans. As of July 3, 2010, the Company had no borrowings outstanding under this facility.

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

In addition, there were no changes in the Company’s internal control over financial reporting during the quarter ended July 3, 2010 or in other factors that has materially affected, or is likely to materially affect the Company’s internal control over financial reporting. The Company has not identified any significant deficiencies or material weaknesses in the Company’s internal control over financial reporting, and therefore there were no corrective actions taken.

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

Item 2.	Unregistered Sales of Securities and Use of Proceeds

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Lease Addendum dated as of April 1, 2010 to the Lease dated April 30, 1998 by and between CABOT II-KY1M01, LLC, and the Company.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LESLIE’S POOLMART, INC.

By:	/S/ LAWRENCE H. HAYWARD
Lawrence H. Hayward
Chief Executive Officer
Date: August 11, 2010

By:	/S/ STEVEN L. ORTEGA
Steven L. Ortega
Chief Financial Officer
Date: August 11, 2010